Form 10-K
period 1995-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1996-04-01
CIK 919567

                         FORM 10-K
              ----------------------------------
              SECURITIES AND EXCHANGE COMMISSION
                 Washington, D. C. 20549
              ----------------------------------
(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

(    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the Fiscal Year Ended December 31, 1995    Commission File No. 33-75758

      RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
    (Exact name of Registrant as specified in its charter)

                   TEXAS                              75-2533518
(State of incorporation or organization) (I.R.S. Employer Identification No.)

              SUITE 210, LB 59,
        8080 NORTH CENTRAL EXPRESSWAY,
              DALLAS, TEXAS                             75206
(Address of principle executive offices)              (Zip Code)

   Registrant's telephone number, including area code  (214) 891-8294

      Securities Registered Pursuant to Section 12(b) of the Act:

                                               Name of each exchange
           Title of each class                  on which registered
                 None                                  None

         Securities Registered Pursuant to Section 12(g) of the Act:

                                 Common Stock
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes ( X ) No (    )

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( X )

As of December 31, 1995 there were 4,244,630 shares of $1.00 par value of the Registrant s of outstanding. The shares had an initial offering price of $10.00. There is no market for the Registrant s shares. Based on share values as reflected in the Registrant s Financial Statements, the aggregate value of the shares as of December 31, 1995 is $40,500,172. 10,000 shares of common stock are held by an affiliate.

Documents Incorporated by Reference: Certain portions of the registrant s definitive proxy statement to be filed no later than March 31, 1996 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of
Part III of this Annual Report of From 10-K.

                                      Part I
Item 1.  Business.

GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital Growth & Income Fund III, Inc. (sometimes referred to as the Fund or the Registrant ) is a Texas corporation formed January 20, 1994 that has elected to operate as a business development company (sometimes referred to herein as a Business Development Company or a BDC ) under the Investment Company Act of 1940, as amended (the 1940 Act ). The Fund was initially capitalized by Russell Cleveland through his purchase of 10,000 shares of common stock for $10.00 per share. On February 25, 1994 the Fund filed a registration statement on Form N-2 for the sale of up to 10,000,000 shares of common stock at an offering price of $10.00 per share. This offering was declared effective on May 25, 1994 at which time the Fund commenced sales of common stock. The Fund continued the offering until December 31, 1994 at which time the offering was closed. As a result of the offering, the Fund sold 4,158,897 shares in 1994 the Fund extended the period for stock to be sold in 1995 and an additional 40,141 shares were sold. In accordance with the Fund guidelines, certain shareholders reinvested their dividends in the Fund during 1995, purchasing an additional 45,592 shares resulting in total shares issued at December 31, 1995 of 4,244,630.

     The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in private placement securities of small and medium size public companies ( Portfolio Companies ).

      Renaissance Capital Group, Inc. ( Renaissance Group or the Investment Adviser ), a Texas corporation, serves as the investment adviser to the Fund. In these capacities, Renaissance Group is primarily responsible for the selection, evaluation, structure, and administration of the Fund's investment portfolio. Renaissance Group is a registered investment adviser under the 1940 Act and the Texas Securities Act. However, these activities are subject to the supervision of the board of directors of the Fund ( Board of Directors ) who provide guidance with respect to the operations of the Fund.

     Generally, investments will be made in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the Exchange Act ), or companies, that in the opinion of the Investment Adviser, have the ability to go public within three to five years. The terms of the documents evidencing the Fund's investment in Portfolio Companies generally provide that the Fund will have the right to convert its securities into or otherwise acquire common stock in exchange for its preferred stock or debentures.

     Accordingly, while such common stock of the Portfolio Company may be publicly traded, the common stock to be acquired by the Fund is generally unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act of 1933, as amended (the Securities Act ), or after registration pursuant to the Securities Act.

     During 1994 the Fund made one (1) portfolio investment in the amount of $3,600,000. During 1995 the Fund made investments in four (4) additional portfolio companies aggregating $9,348,546 and is seeking additional investment opportunities.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Fund  has  no  concentrated industry  segments.   The  Fund does  not
contemplate specializing in any particular industry but instead anticipates diversifying its investments to a variety of industries.

NARRATIVE DESCRIPTION OF THE BUSINESS


     The Fund, as a Business Development Company, is engaged primarily in investments in convertible securities of small and medium sized public companies.


     Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in eligible portfolio investments, such being generally defined, as direct placements to qualifying companies and temporary investments in cash items pending other investments. However, under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in Other Investments that is, investments that do not qualify as eligible portfolio investments, such exception allowing, up to the specified maximum amount, for example, open market purchases or participation in public offerings.


     Pending investment in convertible securities of eligible Portfolio Companies or other investments as provided under the 1940 Act, the
Registrant s funds are invested in Short-term Investments consisting primarily of U.S. Government and agency debt.


     At December 31, 1995 the Fund s investment assets were classified by amount as follows:


      Classification                   Cost                Percentage
                                                      of Investments Assets

  Eligible Portfolio Companies     $12,948,546               33.49%

  Short Term Investments and
  Cash and Cash Equivalents         24,727,794               66.51%

  Other Portfolio Companies            none                      0%


INVESTMENT OBJECTIVES

     The investment objective of the Fund is to provide its shareholders with both current income and long-term capital appreciation.
     The Fund seeks to provide current cash returns to shareholders through a quarterly dividend of current investment interest income while providing opportunities for capital gains appreciation through the appreciation in the values of the Fund s convertible securities.
     The Fund anticipates paying a quarterly dividend to the shareholders, to be made within 120 days of the end of each quarter. Dividends will be made in such amounts as shall be determined by the Board of Directors and shall generally reflect the earnings from the prior quarter of the Fund.
Optionally, in addition to the quarterly dividends, the Fund may make distributions of realized gains or of securities that have appreciated in value.

GENERAL INVESTMENT POLICIES

     The Fund will invest in emerging growth company ( Emerging Growth Company ) securities that are generally not available to the public and which typically require substantial financial commitment. An Emerging Growth Company is generally considered to have the following attributes: (1) either a publicly held company with a relatively small market capitalization or a privately held company; (2) an established operating history but of a limited period so as to not have fully developed its market potential for the product or services offered; and (3) generally have a new product or services that provides an opportunity for exceptional growth. However, because the extent and nature of the market for such product or services is not fully known, there is uncertainty as to the rate and extent of growth and also uncertainty as to the capital and human resources required to achieve the goals sought.

     With respect to investments in Emerging Growth Companies, the Fund will place an emphasis in investing in convertible preferred stock or convertible debentures of publicly held companies that the Fund anticipates will be converted into common stock and registered for public sale within three to five years after the private placement. In addition, the Fund anticipates participating in bridge financings in the form of loans which are convertible into common stock of the issuer or issued together with equity participation, or both, for companies which the Fund anticipates will complete a stock offering or other financing within one to two years from the date of the investment. The Fund will make bridge loans, either secured or unsecured, intended to carry the borrower to a private placement, an initial public offering or a merger and acquisition transaction.

     The Fund has no fixed policy concerning the types of businesses or industry groups in which it may invest or as to the amount of funds that it will invest in any one issuer. However, the Fund currently intends to limit its investment in securities of any single Portfolio Company to approximately 10% (8% to 12%) of its net asset at the time of the investment.

     The Fund's nominees to the boards of directors of Portfolio Companies will generally be selected from among the officers of Renaissance Group. When, in the discretion of Renaissance Group, a suitable nominee is not available from among its officers, Renaissance Group will select, as alternate nominees, outside consultants who have had prior experience as an independent outside director of a public company.

REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940

The 1940 Act was enacted to regulate investment companies. In 1980, the 1940 Act was amended by the adoption of the Small Business Investment Incentive Act. The purpose of the amendment was to remove regulatory burdens on professionally managed investment companies engaged in providing capital to smaller companies. The Small Business Investment Incentive Act established a new type of investment company specifically identified as a Business Development Company as a way to encourage financial institutions and other major investors to provide a new source of capital for small developing businesses.

Business Development Company
     A BDC basically:
    (1) is a closed-end management company making 70% of its investments only in certain companies (identified as Eligible Portfolio Companies ), and in cash items pending other investments. Under the regulations established by the SEC under the 1940 Act only certain companies may qualify as Eligible Portfolio Companies. These qualifications are:
        (A) it must be organized under the laws of a state or states,

             (B) it may not be an investment company (except for a wholly owned
                 Small Business Investment Company), and
             (C) it must generally fall into one of three following categories:
                 (1)  companies  that do not have a class of  securities
                     registered on a national securities exchange or are listed on the Federal Reserve OTC margin list,
                 (2) companies  that are actively  controlled by the  BDC
                     either alone or as part of a group (for this purpose, control is presumed to exist if the BDC or group in which the BDC is a member owns 25% or more of the voting securities), or
                 (3) it meets such other criteria as established by the SEC.


         (2) must be prepared to provide Significant Managerial Assistance to such Portfolio Companies. Significant Managerial
            Assistance means, as to the Fund:
             (A) any arrangement whereby the Fund, through its officers, employees, or the officers or employees of the
             Investment Adviser, seeks to provide significant guidance concerning management, operations, objectives or policies of the Portfolio Company, or
             (B) the exercise of a controlling influence over the Portfolio
                 Company.
     Therefore, the Investment  Adviser believes that   Eligible Portfolio
Companies   are, generally,  those companies that,  while
being publicly held, may not have or do not have a broad based market for their securities, or the securities that they wish to offer are restricted from public trading until registered.


     Further, the regulations generally provide that the securities must be obtained in direct transactions with the Portfolio
Company and as such are generally restricted from transferability in the public markets.


     Further, while the 1940  Act allows a BDC to  control   a Portfolio
Company, it will not be the general policy of the Fund toacquire a controlling position in its Portfolio Companies. The Fund will only provide managerial assistance, and will seek to limit its control position by requiring only that a designee of the Fund be elected to the board of directors of the Portfolio Company, or be selected an advisory
director.   While these will be the  Fund's general policies, the application of these  policieswill of necessity vary with each investment situation.


1940 ACT REQUIREMENTS


     The BDC election exempts  the Fund from some  provisions of the 1940
Act.   However, except for those specific  provisions, the
Fund will continue to be subject to all provisions of the 1940 Act not exempted, including the following:

         (1) restrictions on the Fund from changing the nature of business so as to cease to be, or to withdraw its election as, a
            BDC without the majority vote of the shares outstanding;

                 (2) restrictions against certain transactions between the
                     Fund and affiliated persons;
                 (3) restrictions on  issuance of senior securities,  such
                     not being prohibited  by the 1940 Act  but being
                          restricted as a percentage of capital;

                 (4) compliance with accounting rules and conditions as
                     established by the SEC,  including annual audits by
                          independent accountants;
                 (5) compliance with fiduciary obligations imposed under
                     the 1940 Act; and

                 (6) requirement that the  shareholders ratify the selection of the Fund's independent public accountants and the approval of the investment advisory or similar contracts and amendments thereto.


INVESTMENT ADVISERS ACT OF 1940 ("ADVISERS ACT") AND INVESTMENT ADVISERS
AGREEMENT


     Renaissance Capital Group, Inc. ( Renaissance Group or Investment Adviser ) is the investment adviser to the Fund pursuant to the Investment Advisory Agreement dated and originally approved by the Board of Directors on February 15, 1994 (the Investment Advisory Agreement ) and is registered as an investment adviser under the Advisers Act and is subject to the reporting and other requirements thereof. The Advisers Act also provides restrictions on the activities of registered advisers to protect its clients
from  manipulative or deceptive practices.   While the Advisers  Act generally
restricts performance compensation, the Advisers Act was amended to allow an investment adviser to a BDC to receive performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.

     The Investment Advisory Agreement provides that Renaissance Group is entitled to receive, in addition to an annual management fee of 1.75% of the Fund's assets, an incentive fee (the Incentive Fee ) in an amount equal to 20% of the Fund's realized capital gains computed net of all realized capital losses and unrealized depreciation.

Investment advisory agreements are further subject to the 1940 Act, which requires that the agreement, in addition to having to be initially ratified by a majority of the outstanding shares, shall precisely describe all compensation to be paid; shall be approved annually by a majority vote of the Board of Directors; may be terminated without penalty on not more than 60 days' notice by a  vote of  a majority of the  outstanding shares; and shall  terminate
automatically in the  event of assignment.   The Board of
Directors have agreed that the Investment Advisory Agreement shall constitute the Fund's advisory agreements and shall at all times be construed so as to comply with the Advisers Act and the 1940 Act.


     The Investment Advisory Agreement, which incorporates the material investment advisory terms of the Fund, was approved for the fiscal year ending December 31, 1996 by the Board of Directors on January 16, 1996, and a vote by the shareholders on ratification of  said agreement  shall be  held  at the  Annual Meeting  on
April 26,  1996.   A more  detailed discussion  of  the
Investment Advisory Agreement can be found in Fund s 1996 Proxy Statement.


FUND PORTFOLIO INVESTMENTS


     As of December 31, 1995 the Fund has made five (5) investments in Portfolio Companies all of which meet the criteria of investments in Eigible Portfolio Companies:


DWYER GROUP, INC.

     On June 2, 1995 Renaissance purchased, the  open market, 4,000 shares of
the Company s common  stock at a cost of $12,320.   On
June 9, 1995, the Fund and the Company entered into a Stock Purchase Agreement in which the Fund agreed to purchase from the
Company 70,000 shares of common stock at $3.50 per share for a total aggregate consideration of $245,000. Also on June 9, 1995 the Fund entered into a Stock Purchase  Agreement with the Estate of Donald
J. Dwyer, Deceased pursuant to which  the Fund agreed to
purchase from  the Estate  300,000 shares of  common stock at $3.00  per share
for  a total   consideration of $900,000.   The stock
purchased pursuant to the Stock Purchase Agreements is covered by a Demand Registration Rights Agreement.

In addition, the Fund has purchased in the open market, the following shares of stock:

         DATE        NO. SHARES            COST             DATE           NO. SHARES          COST

         ----        ----------            ----             ----           ----------          ----

    June 09, 1995      3,400             $10,685      November 20, 1995      13,500          $36,187
    June 14, 1995      3,200              10,056      November 24, 1995       6,000           16,887

    June 20, 1995      5,000              15,850      November 28, 1995      14,000           38,400
    June 22, 1995      5,000              15,937      December 04, 1995      10,300           28,346

    June 23, 1995     11,000              34,403      December 08, 1995       7,000           19,293
    June 28, 1995      6,500              20,329      December 21, 1995      12,000           32,244

    June 30, 1995      5,000              15,662      December 29, 1995       9,000           25,347
    July 05, 1995     20,000              71,600




     Dwyer Group, Inc. is a holding company for service-based businesses providing specialty services internally through franchising.

     The Partnership does not have a Director Designee on the Board of Directors of Dwyer Group, Inc.

INTERSCIENCE COMPUTER CORPORATION.

     On September 22, 1994, the Fund purchased 36,000 shares of Interscience Computer Corporation s ( Interscience ) Series A Cumulative Convertible Preferred Stock ( Series A Preferred Stock ) with a stated value of $100 per share for a purchase price of $3,600,000. Interscience provides third party maintenance to large data centers and high-speed production printers. Interscience s field engineers provide top quality on-site care, operation advice and prompt delivery of parts. Interscience also develops and markets consumable products used in various printing processes. Interscience enjoys a high rate of reoccurring revenue because of their long term service contracts.

     The holders of the Series A Preferred Stock shall be entitled to receive, when, as and if declared by the board of directors of Interscience, out of funds legally available therefor, cumulative dividends at the annual rate of 7.5% of the stated value of the Series A Preferred Stock. In addition, Interscience shall pay the Fund a 1.5% management fee per year.

     The holders of Series A Preferred Stock shall be entitled to vote upon all matters presented to the stockholders, together with the holders of common stock as one class, except (i) as otherwise required by law and (ii) with respect to the election of directors to the Interscience s board of directors. Each share of Series A Preferred Stock shall entitle the holder thereof to that number of votes equal to the number of shares of common stock into which one share of Series A Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting or the date of the consent of stockholders if action is being taken by written consent. At any meeting of the shareholders of Interscience at which directors are elected to Interscience s board of directors, the holders of shares of Series A Preferred Stock shall have the right, voting separately as a class, to elect one director to the board of directors. To date, the Investment Adviser has not exercised this right and has attended board meetings only as an advisory director. In addition, if Interscience defaults under the purchase agreement with the Fund, the Fund has the right to elect a majority to the board of directors of Interscience.

     Each share of Series A Preferred Stock shall be convertible into a number of shares of Common Stock determined by dividing (i) $100 by (ii) the conversion price in effect on the Conversion Date. The conversion price at which shares of common stock shall initially be issuable upon conversion of the shares of Series A Preferred Stock shall be $6.00 (initially, 600,000 shares of common stock for the $3,600,000). The Conversion Price shall be subject to further adjustment including anti-dilution provisions.

     Shares of the Series A Preferred Stock may be redeemed, in whole or in part at any time at the option of Interscience (subject, however, to the Fund s right to convert), for cash at $120 per share beginning September 23, 1994 plus, in each case, all unpaid dividends thereon, including accrued dividends, whether or not declared, to the redemption date. However, Interscience may not redeem the Series A Preferred unless all of the following are satisfied: (1) Interscience's Common Stock has had a Trading Price of not less than 300% of the conversion price; (2) Interscience shall have earned at least $1.20 per share in the aggregate for the last four consecutive fiscal quarters preceding the date of notice, and (3) the shares to be issued on conversion shall have been registered or shall be exempted from registration and such shares shall be freely tradable when issued.

     If any of the Series A Preferred remains outstanding on or after September 23, 2000 then at any time thereafter during the period that any shares of the Series A Preferred Stock remain outstanding, the remaining holders of the Series A Preferred Stock shall have the right to elect the smallest number of directors constituting a majority of the authorized number of directors of Interscience, and the holders of the Common Stock shall have the right to elect the remaining directors.
The Fund has the right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

PACKAGING RESEARCH CORPORATION

     On December 14, 1995 the Fund invested $3,200,000 in a 9% Convertible Debenture issued by Packaging Research Corporation (PRC) of Englewood, Colorado and its subsidiary, Mama Rizzo s, Inc. The debentures are callable at 120% of par after January 1, 1996, once specific earnings per share and bid price tests have been met. The debentures provide for mandatory principal installments beginning January 1, 1999 which installments will amortize approximately one-half of the principal prior to maturity on January 1, 2003.

     At the option of the Fund, the $3,200,000 Convertible Debenture is convertible into common stock of PRC at $1.50 per share. This conversion price is subject to a one time adjustment at January 1, 1997, if the average closing bid price of the common stock for the 20 consecutive trading days prior to January 1, 1997 is less than $1.50 per share. If an adjustment is triggered, the conversion price shall be reduced to eighty percent (80%) of the average closing bid price of the Company s common stock for the 20 consecutive trading days prior to January 1, 1997. The Fund has the right to demand stock registration and certain piggyback stock registration rights and at least two registrations at the Company s expense.

     Packaging Research Corporation manufactures food processing equipment and through its subsidiary, Mama Rizzo s it manufactures and distributes premium pasta sauses.
The Fund has the right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

POORE BROTHERS, INC.

     On May 31, 1995 the Fund advanced Poore Brothers, Inc. $2,100,000 under terms of a 9% Convertible Debenture. The Debenture is secured by a lien on the Company s intangibles and trademarks; however, the Company s other assets are pledged to Senior Secured Lenders. The total amount of borrowings issued under the Loan Agreement is $2,700,000 with First Interstate Equity Corporation advancing $600,000.

     The Debenture is convertible into common stock of the Company at a ratio equal to 1,926,606 shares of common stock of the Company for $2,100,000 (initially $1.09 per share); provided however that the conversion price shall be subject to adjustment at times and in accordance with the anti-dilution provisions of the debenture. The debenture, at the option of the Company may be redeemed in whole, but not in part, at 120% of par, provided the following has occurred: (i) The Company has completed an initial public offering of its securities; (ii) the closing bid price for the company s common stock averages at least $4.00 for a period of 30 consecutive trading days and the stock is listed on NASDAQ, AMEX or NYSE; (iii) the $4.00 call price is supported by a minimum of $0.20 annual earnings per share fully diluted for the immediately preceding fiscal year; and (iv) the shares of common stock underlying the debenture are fully registered. Interest is payable monthly commencing July 1, 1995. Monthly principal payments are scheduled to begin July 1, 1998 which installments will amortize approximately one-half of the principal prior to maturity on July 1, 2002.

     The Company manufactures and distributes a line of potato chips and popcorn in the Phoenix, Arizona and Nashville, Tennessee areas and distributes its own branded products and other products in the Phoenix and Houston areas.
The Fund has the right to demand stock registration and certain piggyback stock registration rights, and at least two registrations at the Company s expense. The Fund has the right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

VOICE IT WORLDWIDE, INC.

     On October 27, 1995 the Fund advanced Voice It Worldwide, Inc. of Fort Collins, Colorado, $2,450,000 under terms of an 8% Convertible Debenture due November 1, 2002. Interest is payable monthly beginning December 1, 1995. The Debentures provide for mandatory principal installments beginning November 1, 1998, which installments will amortize approximately one-half of the principal prior to maturity on November 1, 2002.

     The Debenture is convertible into common stock of the Company initially at $2.625 per share; provided however, that the conversion price shall be subject to a one time adjustment at the time of filing its 1996 Form 10KSB and additional adjustments at times and in accordance with the anti-dilution provisions of the debenture.

     In addition to the Debentures, the fund, on October 27, 1995 purchased for $50,000 Warrants to purchase 915,000 shares of common stock from Voice It Worldwide, Inc. at a purchase price of $2.75 per share. The warrants are exercisable on the date of purchase and are void after October 27, 1998. The Warrants are subject to anti-dilution provisions. If after October 27, 1996, the closing bid price of the Company s common stock averages greater than $6.00 per share for twenty consecutive trading days prior to notice to call, the Warrant may be redeemable for $45,750.

     The Company designs, develops and markets the Voice It personal note recorder which allows the user to verbalize reminders and short messages without paper or pencil. The products utilize computer chips and are the size of credit cards 1/4 inch thick.


     The Fund has the right to demand stock registration and certain piggyback stock registration rights, and at least two registrations at the Company s expense. The Fund has the right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

VALUATION OF INVESTMENTS


     The Prospectus and original offering documents specify that the securities held by the Fund are to be valued as follows:
     On a quarterly basis, Renaissance Group will prepare a valuation of the assets of the Fund including Temporary Investments, Eligible Portfolio Investments, and Other Portfolio Investments, subject to the approval of the Board of Directors. Valuations of portfolio securities will be done in accordance with generally accepted accounting principles and the financial reporting policies of the SEC. The applicable methods prescribed by such principles are described below.


     Generally, pursuant to the procedures established by the Investment Adviser, the fair value of each investment will be initially based primarily upon its original cost to the Fund. Costs will be the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use in the fair value determination. Portfolio investment for which market quotations are readily available and which are freely transferable will be value at follows: (i) securities traded on a securities exchange or the NASDAQ will be valued at the closing price on, or the last trading day prior to, the date of valuation and (ii) securities traded in the over-the-counter market will be valued at the average of the closing bid and asked priced for the last trading day on, or prior to, the date of valuation. Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) will be valued by discounting the closing price or the closing bid and asked prices, as the case may be, for the last trading day on, or prior to, the date of valuation to reflect the liquidity caused by such restriction, but taking into consideration the existence, or lack thereof, or any contractual right to have the securities registered and freed from such trading restrictions. The fair value of investments for which no market exists will be determined on the basis of appraisal procedures established in good faith by the Investment Adviser. Fair value determinations will be based upon such factors as the Portfolio Company s earnings and net worth, market prices for similar securities of comparable companies and an assessment of the Portfolio Company s future financial prospectus. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.

COMPETITION FOR INVESTMENTS


     The Fund has significant competition for investment proposals. Competitive sources for growth capital for the industry include insurance companies, banks, equipment leasing firms, investment bankers and private investors. Many of these sources have substantially greater financial resources than is contemplated will be available to the Fund. Therefore, the Fund will have to compete for investment opportunities based on its ability to respond to the needs of the prospective company and its willingness to provide management assistance. In some instances, the Fund s requirements as to provision of management assistance will cause it to be non-competitive.


PERSONNEL

     The Fund has no direct employees but instead has contracted Renaissance Group pursuant to the Investment Advisory Agreement to provide all management and operating activities. Renaissance Group currently employs 14 persons who are engaged in performing the duties and functions required by the Fund. At the present time, a substantial portion of Renaissance Group s staff time is devoted to activities of the Fund. However, because of the diversity of skills required, the Fund cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Fund.


     Renaissance Group currently serves as investment adviser for two other affiliated investment partnerships, Renaissance Capital Partners, Ltd.
( Renaissance I ) and Renaissance Capital Partners II, Ltd. ( Renaissance
II ). Renaissance I and Renaissance II are both BDC s with investment objectives similar to those of the Fund. In addition, the Renaissance Group is the parent of RenCap Securities, Inc., a registered Broker/Dealer. Renaissance Group and its subsidiary may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.


     No accurate data or estimate is available as to the percentage of time, individually or as a group, that will be devoted to the affairs of the Fund. Initially, and while the Fund s assets are in the process of being invested, a majority of the staff time of Renaissance Group is employed in functions and activities of the Fund. Thereafter, the officers and employees have and will devote such time as is required, in their sole discretion, for the conduct of business, including the provision of management services to Portfolio Companies.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS


The Fund does not contemplate making a substantial portion of its investments in foreign operations.

ITEM 2.  PROPERTIES.


     The Fund's business activities are conducted from the offices of Renaissance Group, which offices are currently leased until December 31, 1997 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by Renaissance Group at its expense pursuant to the Investment Advisory Agreement.


ITEM 3.  LEGAL PROCEEDINGS.


     There are no legal proceedings currently pending with regard to the Fund.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.



                              Part II

                              -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


TRADING


     As of December 31, 1995 there was no trading in the shares and no established market exists. Pursuant to the prospectus dated May 25, 1994 transfers of the shares shall be restricted during the offering period and for six (6) months following termination of the offering (December 31, 1994). On or around June 1, 1995, the Fund shall seek to have its shares listed for market quotation on a national exchange or on the NASDAQ stock quotation system.


NUMBER OF HOLDERS


     As of December 31, 1995 there were approximately 2,000 beneficial holders of common stock.

DIVIDEND POLICY

     The investment objective of the Fund is current income and long term capital appreciation. The Fund has elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code and will on a quarterly basis, distribute substantially all current income in the form of a dividend. Since the Fund was in an offering phase for all of 1994, no dividends were paid; however, shareholders received a dividend on April 30, 1995, representing their pro rata portion of income earned by the Fund in 1994. Thereafter, the Fund has paid out dividends on a quarterly basis.

ITEM 6.  SELECTED FINANCIAL DATA.

     As of December 31, 1995 and 1994 and for the year ended December 31, 1995 and the period from January 20, 1994 (inception) through December 31, 1994:

                                              1995             1994
                                              ----             ----
          Investment Income              $ 3,070,938       $ 573,868
          Net Unrealized Appreciation
            (Depreciation) on Investments    698,270               0
          Net Income                       2,503,034          206,970
          Net Income Per Share                  0.59             0.08
          Total Assets                    41,995,915       39,476,579
          Net Assets                      40,500,172       39,182,585
          Net Assets Per Share                  9.54             9.42



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The purpose of the Fund is to provide growth capital to small and medium size public companies whose ability to service the securities is sufficient to provide a quarterly return to the shareholders and whose growth potentials are sufficient to provide opportunity for above average capital appreciation.

SOURCES OF OPERATING INCOME

     Generally, the major source of operating income for the Fund is investment income, either in the form of interest on debentures, dividends on stock, or interest on securities held pending investment in Portfolio companies. However, the Fund also anticipates generating income through capital gains. The Fund will generally structure investments to obtain a current return that is competitive with other long term finance sources available to potential Portfolio Companies. Further, the Fund may, in some cases receive placement fees, draw-down fees and similar types of income. It might also receive management fee income.

     Generally, management fees received by Renaissance Group (or its personnel) for services to a Portfolio Company will be paid to the account of the Fund. The exception to this rule would apply to payments to Renaissance Group or affiliate or designee thereof for unusual services performed for the Portfolio Company, which are unrelated to and not required by the Portfolio Investment in such Portfolio Company and that are beyond the Fund's contemplated management assistance to Portfolio Companies (i.e., beyond providing for director designees and limited consultation services in connection therewith). These payments would be made to Renaissance Group or such other person only with the approval of the Board of Directors based, in part, on the determination that payments for such services are no greater than fees for comparable services charged by unaffiliated third parties, and subject to limitations and requirements imposed by the 1940 Act.

     While it will be the general principle that Renaissance Group and its officers and directors occupy a fiduciary relationship to the Fund and shall not receive outside compensation or advantage in conflict with that relationship, neither Renaissance Group nor its officers and directors are prohibited from receiving other income from non-conflicting sources.

OTHER INVESTMENT FUNDS

     Renaissance Group has formed other investment funds to make investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, Renaissance Group formed Renaissance I and raised net capital contributions of approximately $12,100,000 in a private placement offering for the purpose of making primarily convertible debentures investments in small and medium size public companies.
Renaissance I is currently fully invested. Renaissance Group also formed Renaissance II and raised net capital contributions of approximately $39,065,000 in a public offering for the purpose of making primarily convertible debenture investments in small and medium size public companies. Renaissance II is currently fully invested. In the event that further investments are considered by Renaissance I or Renaissance II, or any other affiliated fund, the determination of whether a conflict of interest does, or does not, exist between any party and the Fund, and the methods of the resolution of any such conflict, shall vest in the discretion of the Board of Directors, subject to the requirements and restrictions of the 1940 Act.

REGULAR QUARTERLY DIVIDENDS

     It is intended that cash dividends from operations be made to all shareholders each quarter to provide a cash return and also to enable the Fund to maintain its registered investment company status. Generally, this dividend will be made from profits and investment income from the previous quarter. However, in the event that net profits are not adequate from time to time, the dividends may be made from capital, so long as capital is sufficient to assure repayment of all obligations of the Fund and such capital distributions are permitted by applicable corporate law and the 1940 Act.

     Quarterly dividends may be increased or decreased from time to time to reflect increases or decreases in current rates of investment income. The intention will be to provide each shareholder a current return compatible with the then present economic condition of the Fund.

     The accounting records are maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, quarterly distributions will be made to shareholders or record as of the end of each quarter and mailed to each shareholders address of record within 120 days of the end of the quarter.

OPTIONAL DISTRIBUTIONS OF CAPITAL GAINS

     In addition to the regular quarterly dividends, it is intended that on an annual basis the Fund shall dividend out net realized capital gains. Further, when deemed appropriate by the Board of Directors and subject to registration requirements, the Fund may make in kind distribution of portfolio companies securities; however, the timing and payment of distributions, including in-kind distributions, is at the discretion of the Board of Directors.

     Pursuant to its Investment Advisory Agreement, Renaissance Group shall be paid annually and at the final dissolution or liquidation of the Fund, a management incentive fee of 20% of the realized capital gains net of realized and unrealized losses. Notwithstanding the foregoing, no payment of the management incentive fee shall be made which is not permitted by the Securities Act or other applicable law.

The performance distributions cannot be adjusted without the consent of all of the shareholders, except if required by order of a regulatory agency.

LIQUIDITY AND CAPITAL RESOURCES

     Through 1994, the Fund raised gross initial capital of approximately $42,213,000 in the offering and after administrative and offering expenses, brokers' commissions and management fees had a net available capital for investments of approximately $38,975,000.

     During the year 1995, the Fund invested in 4 additional portfolio companies with cost aggregating $9,348,546 after doing intensive due diligence on a total of 15 potential companies. Dividends paid to investors
in 1995 amounted to $798,050.   Net income in 1995 from operating activities
and interest income on funds invested in U.S. government and agency obligations pending investment in portfolio companies, net of operating expenses and management fees, amounted to $2,503,034. Cash used by operating activities in 1995 amounted to $1,234,699.

     The Fund's other potential sources of available capital include gains from capital transactions and additional investments made pursuant to the Fund's Dividend Reinvestment Plan. In 1995, the Fund received reinvested dividends in the amount of $424,717 and additional investments as provided for in the Plan of $376,082. No capital gains were realized by the Fund during 1995 and no capital gain dividend payments were made.

     Generally, investments in Portfolio Companies will have an initial fixed term of seven years, with payments of interest or dividends for that period. Further, investments in Portfolio Companies will be individually negotiated, non-registered for public trading, and will be subject to legal and contractual investment restrictions. Accordingly, the Portfolio Investment will generally be considered non-liquid.

     Another possible source of available capital is debt; however, the Fund does not presently intend to make leveraged investments. Therefore, a lack of liquidity will generally only affect the ability to make new investments and make distributions to shareholders.

RESULTS OF OPERATIONS

1994 Compared to 1995

     The Fund became operational in January 20, 1994 and had no significant operations prior to that time.

     The Registration Statement became effective on May 25, 1994. The offering was closed on December 31, 1994. At the close of the offering the Fund had raised net capital of approximately $38,975,000.

     During 1995, the Fund made 4 additional Portfolio investments with an aggregate cost of $9,348,546 compared to one such investment in 1994 with an aggregate cost of $3,600,000. As a result of the new and prior Portfolio investments and earnings on funds held for future investments, the Fund's 1995 income totaled $3,769,208, consisting of the following components: (i) interest income of $2,587,738; (ii) dividend income of $256,521 (iii) fee income of $226,679 and (iv) unrealized appreciation on investments of $698,270.

     In the aggregate, 1995 income of $3,769,208 exceeded 1994 income of $573,868 by $3,195,340 due to the increased number of Portfolio investments at higher rates of return than investments in government securities, having funds invested for the entire year 1995 as opposed to only part of the year 1994, and the unrealized appreciation on investments. There was no increase or decrease in the value of the Fund's Portfolio investments in 1994. The Fund's operating expenses, including management fees of $709,381 paid to the Investment Advisor, were $1,266,174 in 1995, an increase from the 1994 expenses of $366,898 due to the full year operations.

     As a result, the Fund's net income increased in 1995 to $2,503,034 as compared to $206,970 in 1994.

JANUARY 20 (INCEPTION) THROUGH DECEMBER 31, 1994

     The Fund became operational on January 20, 1994 and had no significant operations prior to that time.

     The Registration Statement became effective on May 25, 1994 and the Fund commenced offering of the shares through the efforts of RenCap Securities, Inc. RenCap Securities is a wholly owned subsidiary of Renaissance Group and acted as the Dealer/Manager of the underwriting. The offering was closed on December 31, 1994. At the close of the offering, the Fund had raised net capital of approximately $38,975,000.

     Pending selection of investments in Portfolio Companies, the Fund's available capital was invested in U.S. government and agency obligations in 1994.

     During 1994, the Fund made one investment with an aggregate cost of $3,600,000. As a result of this investment in convertible preferred stock and U.S. Government and agency obligations, the Fund's 1994 income totaled approximately $574,000 consisting of three components: (i) interest income in the aggregate amount of approximately $413,000; (ii) dividend income of approximately $74,000; and (iii) fee income of approximately $87,000. The estimated value of the Portfolio investments, as determined by Renaissance Group, did not change in 1994 because the one investment in a Portfolio Company was valued at its cost pursuant to the valuation methods specified in the Prospectus.

     The Fund incurred obligations in 1994 for the quarterly management fees to the Fund's investment advisor, Renaissance Group, of approximately $231,000 and to the independent Board of Directors of approximately $8,184 each. In addition, the Fund reimbursed Renaissance Group approximately $20,346 for expenses incurred in accordance with the Investment Advisory Agreement.

     No dividends were paid to the shareholders in 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

For the Index to Financial Statements, see Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

                                        Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required by this item is incorporated by reference from the Fund s definitive proxy statement to be filed no later than March 31, 1996 pursuant to regulation 14A of the General Rules and Regulations under the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this item is incorporated by reference from the Fund s definitive proxy statement to be filed no later than March 31, 1996 pursuant to regulation 14A of the General Rules and Regulations under the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the Fund s definitive proxy statement to be filed no later than March 31, 1996 pursuant to regulation 14A of the General Rules and Regulations under the Exchange Act, and amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Transactions with management and others.

     Transactions, including operational responsibility, duties and compensation, are governed by the Investment Advisory Agreement.

PAYMENTS TO OFFICERS OF RENAISSANCE GROUP

     Certain officers of Renaissance Group will perform professional services for the Fund and be compensated therefor. In that regard, Mr. Gene Roelke, who serves as Senior Vice President, Director and General Counsel for Renaissance Group and as General Counsel and Director of the Fund, and Mr. Thomas Spackman, Jr., who served as Vice President and Associate General Counsel for Renaissance Group and as Associate General Counsel of the Fund until his resignation on September, 1995 to enter private practice, along with their staffs, have been primarily responsible for SEC filings, and for legal matters related to the formation and operation of the Fund, including the preparation of investment documents and review of legal matters relating to the Fund s investment program.

     Further, Mr. Roelke will be primarily responsible for legal matters relative to the investment activities of the Fund, including the preparation, negotiation and closing of investment commitments and for providing assistance in legal matters relative to the administration, collection and sale or distribution of the investments. In connection with investment closings, the Fund will seek to obtain reimbursement of closing costs incurred, including legal costs from the Portfolio Company. Expenses incurred for legal matters that relate to the administration, collection, sale or distribution of the investments of the Fund will be charged to the Fund, provided that in those circumstances where appropriate, the Fund will also seek to recover such costs from the Portfolio Company. Expenses incurred for legal matters that relate to administration of the Fund will be charged to the Fund.

     Included in expense reimbursements from the Fund in 1995 was an aggregate of approximately $83,318 paid to Renaissance Group as reimbursement for legal services provided to the Fund by Elroy G. Roelke as General Counsel for the Fund and for Mr. Thomas Spackman, Jr. as Associate General Counsel, prior to his resignation, of which $40,500 has been received from the Fund s portfolio companies.

     In addition, under certain circumstances, officers of Renaissance Group may receive compensation directly from the Portfolio Companies for the provision of services for such Portfolio Companies. All such compensation is subject to the prior approval of the independent Board of Directors and to compliance with the requirements of the 1940 Act. During the period ended December 31, 1995 while in some circumstances services were provided, no officer requested such compensation.

AFFILIATED INVESTMENT COMPANIES

     Renaissance Group has formed other investment funds to make investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, Renaissance Group formed Renaissance I and raised net capital contributions of approximately $12,100,000 in a private placement offering for the purpose of making primarily convertible debentures investments in small and medium size public companies.
Renaissance I is currently fully invested. Renaissance Group also formed Renaissance II and raised net capital contributions of approximately $39,065,000 in a public offering for the purpose of making primarily convertible debentures investments in small and medium size public companies. Renaissance II is currently fully invested. In the event that further investments are considered by Renaissance I or Renaissance II, or any other affiliated fund, the determination of whether a conflict of interest does, or does not, exist between any party and the Fund, and the methods of the resolution of any such conflict, shall vest in the discretion of the Board of Directors, subject to the requirements and restrictions of the 1940 Act.


Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 K.

DOCUMENTS FILED AS PART OF THIS FORM 10K

Financial Statements: The financial statements filed as part of this report are listed in Index to Financial Statements on page F-1 hereof.


Financial Schedules: There are no schedules presented since none are applicable.

REPORTS ON FORM 8K

     The Fund did not file a report on Form 8 K during the fourth quarter of 1995.

EXHIBITS

        3.1 Renaissance Capital Growth & Income Fund Amended Articles of Incorporation and By-laws (1)

10.1 Investment Advisory Agreement as of February 15, 1994 (1)

10.2 Dividend Reinvestment Plan (1)

______
(1) Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission on February 25, 1994 (Registration No. 33-75758).

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March ____, 1996

                          Renaissance Capital Growth & Income Fund III, Inc.
                         (Registrant)


                                         By: ______________________________
                                             Russell Cleveland,
                                             President and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.


     Signature                Capicity in Which Signed               Date
     ---------                ------------------------               ----

/s/Russell Cleveland
- ------------------------
Russell Cleveland              Chairman, President  and Director    March  29,
1996
                             of the Fund

/s/Elroy G. Roelke
- ------------------------       Senior Vice President,  General       March 29,
1996
Elroy G. Roelke              Counsel and Director of the Fund


/s/Barbe Butschek
- -----------------------       Senior Vice President, Secretary       March 29,
1996
Barbe Butschek              and Treasurer and Chief Financial
                            Officer

/s/Ernest C. Hill
- ----------------------      Director of the  Fund                    March 29,
1996
Ernest C. Hill


/s/Thomas W. Pauken
- ----------------------       Director of the Fund                    March 29,
1996
Thomas W. Pauken


/s/Peter Collins
- ----------------------       Director of the Fund                    March 29,
1996
Peter Collins

                           NOTES TO FINANCIAL STATEMENTS


Independent Auditors' Report                                        F-2

Statements of Assets, Liabilities and Net Assets-                   F-3
December 31, 1995 and 1994

Statements of Investments-                                    F-4 through F-6
December 31, 1995 and 1994

Statements of Operations-                                           F-7
Years ended December 31, 1995 and 1994

Statements of Changes is Net Assets-                                F-8
Years ended December 31, 1995 and 1994

Statements of Cash Flows-                                           F-9
Years ended December 31, 1995 and 1994

Notes to Financial Statements                                F-10 through F-14

                   INDEPENDENT AUDITORS' REPORT


The Partners
Renaissance Capital Growth & Income Fund III, Inc.:

We have audited the accompanying statements of financial condition of Renaissance Capital Growth & Income Fund III, Inc.,
including the statements of investments, as of December 31, 1995 and 1994, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 1995 and the period January 20, 1994 (inception) through December 31,
1994.   These financial statements are the responsibility of the Company's
management.   Our responsibility is to express an opinion
on these financial statements based on our audits.

We conducted  our audits  in accordance  with generally  accepted auditing
standards.   Those standards  require that  we plan  and
perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1995 and 1994, by examination of securities held  in safekeeping  for the  Company and  correspondence with
the custodian.   An  audit also  includes assessing  the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995 and the period
January 20, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP

Dallas, Texas
February 9, 1996

                 RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                             Statements of Financial Condition

                                December 31, 1995 and 1994

             Assets                                           1995              1994
             ------                                           ----              ----

Cash and cash equivalents                                 $ 3,378,905       13,066,403
Short term investments at quoted market value, cost of
  $21,348,889 and $21,701,739 at December 31, 1995
  and 1994, respectively (note 5)                          21,550,005       21,701,739
Investments at fair value, cost of $12,948,546 and
   $3,600,000 at December 31, 1995 and 1994,
   respectively (note 4)                                   13,445,700        3,600,000
Receivable from sale of investment (note 6)                 2,500,000            --
Subscriptions receivable held by escrow agent                   --               --
Accounts receivalbe                                           119,003           93,607
Interest receibale                                            544,356            --
Organization costs, net of accumulated amortization           457,946          582,655
                                                           ----------       ----------
                                                          $41,995,915       39,476,579

      Liabilities and Net Assets
     ---------------------------

Liabilities:
   Accounts payable to Investment Advisor (note 3)        $   307,607          294,054
   Dividends payable                                        1,188,136             --
                                                           ----------         --------
                                                            1,495,743          294,054
Net assets (note 7):
   Common stock, $1 par value: authorized 10,000,000
      shares; 4,244,630 and 4,158,897 shares issued and
      outstanding at December 31, 1995 and 1994,
      respectively                                          4,244,630        4,158,897
   Additional paid-in capital                              35,531,724       34,816,658
   Undistributed net investment income                        723,818          206,970
                                                           ----------       ----------
            Net assets, equivalent to 49.54 and $9.42
              per share on the 4,244,630 and 4,158,897
              shares outstanding at December 31, 1995
              and 1994, respectively                       40,500,172       39,182,525

Commitments and contingencies (notes 3 and 4)              ----------       ----------
                                                          $41,995,915       39,476,579
                                                           ==========       ==========

See accompanying notes to financial statements.

                   RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                 Statements of Investments

                                December 31, 1995 and 1994

                                                       --------------------------------------
      Eligible Portfolio Investments -                                                 Fair
   Common, Preferred Stock and Warrants                Shares            Cost          Value
   ------------------------------------
   Valued at fair value as determined by
      the Investment Advisor (note 4):

         Dwyer Group, Inc. - Common stock             504,900        $ 1,548,546     1,435,700

         Interscience Computer Corporation -
            Series A, cumulative convertible
            redeemable preferred stock                 36,000          3,600,000     3,600,000

         Voice It Worldwide, Inc. - Warrant
            to purchase 915,000 shares of
            Voice It Worldwide, Inc.-
               Common stock                                 1             50,000        50,000
                                                                       5,198,546     5,085,700
                                                                       ---------     ---------

        Eligible Portfolio Investments -     Interest     Due
           Convertible Debentures              Rate       Date
           ----------------------              ----       ----
   Valued at fair value as determined by
      the Investment Advisor (note 4):

         Packaging Research Corporation -
           Convertible Debenture               9.0%      1/1/03        3,200,000     3,810,000

        Poore Brothers, Inc. -
          Convertible Debenture                9.0       7/1/02        2,100,000     2,100,000

       Voice It Worldwide, Inc. -              8.0      11/1/02        2,450,000     2,450,000
                                                                      ----------     ---------
                                                                       7,750,000     8,360,000
                                                                      ----------    ----------
                                                                     $12,948,546    13,445,700
                                                                      ==========    ==========







(Continued)

                          RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                                                1994
                                                 -----------------------------------
    Eligible Portfolio Investments-                                             Fair
         Preferred Stock                              Shares        Cost        Value
         ---------------                              ------        ----        -----
Valued at fair value as determined by
   the Investment Advisor (note 4):

      Interscience Computer Corporation -
         Series A, cumulative convertible
         redeemable preferred stock                   36,000    $  3,600,000  3,600,000
                                                                   =========  =========






























See accompanying notes to financial statements.

                 RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                           Statements of Operations

                    Year ended December 31, 1995 and the period
              January 20, 1994 (inception) through December 31, 1994


                                                       1995              1994
                                                       ----              ----

Income:
   Interest                                       $ 2,587,738           412,890
   Dividend income                                    256,521            74,157
   Commitment and other fees                          226,679            86,821
                                                    ---------           -------
                                                    3,070,938           573,868
                                                    ---------           -------
Operating expenses (note 3):
   General and administrative                         556,793           135,928
   Management fees                                    709,381           230,970
                                                    ---------           -------
                                                    1,266,174           366,898
                                                    ---------           -------
         Operating income                           1,804,764           206,970

Investment income:
   Net unrealized appreciation on investments         698,270              --
                                                    ---------           -------
         Net income                               $ 2,503,034           206,970
                                                    =========           =======
Net income per share                              $       .59               .08
                                                    =========           =======











See accompanying notes to financial statements.

                 RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Statements of Changes in Net Assets

                    Year ended December 31, 1995 and the period
               January 20, 1994 (inception) through December 31, 1994



Proceeds from issuance of 4,158,897 shares, net of
   syndication fees and brokers' commissions of
   $3,237,438 (note 3)                                      $ 38,975,555

Net income                                                       206,970
                                                              ----------
Net assets, December 31, 1994                                 39,182,525

Net income                                                     2,503,034

Dividends                                                     (1,986,186)

Proceeds from issuance of40,141 shares (note 7)                  376,082

Reinvested dividends to purchase 45,592 shares (note 7)          424,717
                                                               ---------
Net assets, December 31, 1995                               $ 40,500,172
                                                              ==========































See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                         Statements of Cash Flows
                Years ended December 31, 1995 and the period
             January 20, 1994 (inception) through December 31, 1994

                                                                  1995            1994
                                                                  ----            ----
Cash flows from operating activities:
   Net income                                                $ 2,503,034        206,970
   Adjustments to reconcile net income
      to net cash used in operating activities:
         Net unrealized appreciation on investments             (698,270)          --
         Discount accretion on short term investments           (107,973)       (16,272)
         Amortization of organization costs                      124,709         40,889
         Increase in receivable from sale of investment       (2,500,000)          --
         Increase in accounts receivable                         (25,396)       (93,607)
         Increase in interest receivable                        (544,356)           --
         Increase in organization costs                             --          (623,544)
         Increase in accounts payable
            to Investment Advisor                                 13,553         294,054
                                                               ---------         -------
               Net cash used in operating activities          (1,234,699)       (191,510)
                                                               ---------         -------
Cash flows used in investing activities:
   Investments in portfolio investments                       (9,348,546)      (3,600,000)
   Decrease (increase) in short term investments, net            460,823       21,685,467)
               Net cash used in investing activities          (8,887,723)     (25,285,467)

Cash flows from financing activities -
   Net proceeds from issuance of shares                          808,257       38,543,380
   Reinvested dividends to purchase shares                       424,717            --
   Cash dividends                                               (798,050)           --
                                                               ---------        ---------
               Net cash provided by financing activities         434,924        38,543,380
                                                               ---------        ----------
Net increase (decrease) in cash and cash equivalents          (9,687,498)       13,066,403

Cash and cash equivalents at beginning of the period          13,066,403             --
                                                              ----------        ----------
Cash and cash equivalents at end of the period               $ 3,378,905        13,066,403
                                                              ==========        ==========

Noncash financing activities:
As of December 31, 1994, $432,175 in subscriptions receivable was held in escrow by a bank.
The fourth quarter dividends for 1995 of $1,188,136 were accrued as of December 31, 1995.

                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                           Notes to Financial Statements

                            December 31, 1995 and 1994


(1) Organization and Business Purpose

Renaissance Capital Growth & Income Fund III, Inc. (the Fund), a Texas corporation, was formed on January 20, 1994. The Fund offered to sell shares in the Fund until closing of the offering on December 31, 1994. The
Prospectus of the Fund required minimum aggregate capital contributions by shareholders of not less than $2,500,000 and allowed for maximum capital contributions of $50,000,000. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which Renaissance Capital Group, Inc. (Investment Advisor) believes offer the opportunity for growth. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (1940 Act).

(2) Summary of Significant Accounting Policies

     (a) Valuation of Investments

Portfolio investments are stated at quoted market or fair value as determined by the Investment Advisor (note 4). The securities held by the Fund are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

     (b) Statements of Cash Flows

The  Fund  considers  all  highly  liquid   debt  instruments  with   original
maturities of three months or less to be cash equivalents.

    (c) Federal Income Taxes

     The Fund has to elected the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of Federal income tax on that part of its net investment income and realized capital gains that it pays out to its stockholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the funds investment company taxable income to its stockholders. It is the intent of management to distribute all of its investment company taxable income and long term capital gains within the defined period under the IRC to qualify as a regulated investment company. Therefore, no federal income tax provision is included in the accompanying financial statements.

     (d) Net income per share

Net income per share is based on the weighted average of shares outstanding during 1995 and the period January 20, 1994 (inception) through December 31, 1994 of 4,217,428 and 2,674,060, respectively.

     (e) Management Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Fund that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

     (f) Organization Costs

Costs of organizing the Fund were capitalized and are being amortized on a straight-line basis over five years beginning with the commencement of the Fund's activities.

     (g) Financial Instruments

In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial
Instruments," the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(3) Management and Organization Fees

Pursuant to the Prospectus, an initial share purchase of $100,000 was made by the Investment Advisor. Upon admission of additional stockholders at the closing of the offering described in note 1 above, the Investment Advisor has the right to withdraw from the Fund and shall be entitled to receive a return of initial capital of $100,000 without interest.

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Advisor performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under this agreement the Investment Advisor is reimbursed by the Fund for certain administrative expenses. A summary of fees and reimbursements paid by the Fund under the Investment Advisory Agreement, the Prospectus and the original offering document are as follows:

In connection with the offering of the shares, the Fund paid the Investment Advisor and an affiliate of the Investment Advisor $3,237,438 in 1994. Such fees were for performance of organizational, offering and marketing services by the Investment Advisor and an affiliate in connection with the offering.

The Investment Advisor receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund paid, during the year ended December 31, 1995 and the period ended December 31, 1994, $709,381 and $230,970, respectively for such operational management fees.

The Investment Advisor was reimbursed by the Fund for administrative expenses paid by the Investment Advisor on behalf of the Fund. Such reimbursements were $295,641 and $20,346, for the year ended December 31, 1995 and the period ended December 31, 1994, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

The Investment Advisor is to receive an incentive fee in an amount equal to 20% of any of the Fund's realized capital gains computed net of all realized
capital losses  and unrealized depreciation.   For the year ended December 31,
1995 and the period ended December 31, 1994 no incentive fees were incurred.

(4)Investments

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in

Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) (note 5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These investments are carried in the statements of financial condition as of December 31, 1995 and 1994, at fair value, as determined in good faith by the Investment Advisor. The investments held by the Fund are generally convertible after five years into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded, but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Dividends or interest on the convertible securities is generally payable monthly. The investments often have call options, usually commencing three years subsequent to issuance, at prices specified in the investment agreements.

The Prospectus and the original offering document specify that securities held by the Fund shall be valued as follows:

Generally, pursuant to procedures established by the Investment Advisor, the fair value of each investment will be initially based upon its original cost to the Fund. Costs will be the primary factor used to determine fair value until significant developments affecting the investee company (such as results of operations or changes in general market conditions) provide a basis for use in an appraisal valuation.

Portfolio investments for which market quotations are readily available and which are freely transferable will be valued as follows: (i) securities traded on a securities exchange or the NASDAQ will be valued at the closing price on, or the last trading day prior to, the date of valuation and (ii) securities traded in the over-the-counter market (pink sheets) will be valued at the average of the closing bid and asked prices for the last trading day on, or prior to, the date of valuation.

Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) will be valued by discounting the closing price or the closing bid and asked prices, as the case may be, for the last trading day on, or prior to, the date of valuation to reflect the illiquidity caused by such restrictions, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions.

For this purpose, an investment that is convertible into a security for which market quotations are readily available or otherwise contains the right to acquire such a security will be deemed to be an investment for which market quotations are readily available.

The fair value of  investments for which  no market exists will be  determined on the basis of appraisal procedures established in good faith by the Investment Advisor. Appraisal valuations will be based upon such factors as the company's earnings and net worth, the market prices for similar securities of comparable companies and an assessment of the company's future financial prospectus. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.

The financial statements include investments valued at $13,445,700 (32% of total assets) and $3,600,000 (9% of total assets) as of December 31, 1995 and 1994 respectively, whose value has been estimated by the Investment Advisor in the absence of a readily ascertainable market value. Because of the inherent uncertainty of valuation, the estimated value may differ significantly from the value that would have been used had a ready market for the investments existed, and the difference could be material.

(5)Short term Investments

Short term investments are comprised of U.S. Government and Agency obligations bearing interest at ranges of 5.47% to 5.48% and maturities between March 28, 1996 and April 25, 1996 as of December 31, 1995 and at 7.5% maturing between March 3, 1995 and December 14, 1995 as of December 31, 1994. Such investments qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act.

(6)Receivable from Sale of Investment

As of  December 31,  1995, the  Fund had  advanced $2,500,000  to a  portfolio
company.   The Fund,  however rescinded its  investment and  the proceeds were due from the portfolio company as of December 31, 1995.  The entire

$2,500,000 was reimbursed in full to the Partnership subsequent to December 31, 1995.

(7)Purchase of Additional Shares

During the year ended December 31, 1995, the Fund extended the period in which stock could be sold resulting in an additional 40,141 shares sold in 1995.

Also, in accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund, purchasing 45,592 shares of stock in 1995.