Form 10-Q
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1996-05-20
CIK 919567

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to _________________

                          Commission File Number:  0-20671

                 RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Texas                                             75-2533518
-----------------------------------------------------------------------------
(State or other jurisdiction                        (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 North Central Expressway, Dallas, Texas                      75206-1857
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                214/891-8294
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X              No

4,321,947 shares of common stock outstanding at March 31, 1996.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      Statement of Assets and Liabilities

                                 (Unaudited)


                                   Assets
[CAPTION]

                                                                      December 31, 1995     March 31, 1996
                                                                      -----------------     --------------
Cash                                                                        $ 3,378,905        $ 6,666,941
Accounts receivable                                                           3,163,359            192,800
Temporary investments at market value
  cost of $21,348,889 and $17,624,892                                        21,550,005         17,608,600
Investments, at market value, cost of $12,948,546 and $16,444,257            13,445,700         17,908,109
Organizational costs, net of accumulated amortization                           457,946            427,196
                                                                            -----------        -----------
                                                                             41,995,915         42,803,646




                              Liabilities


Liabilities:
     Accounts payable - related parties                                         307,607            202,867
     Accounts payable - trade                                                        -              70,116
     Subscriptions payable                                                           -             357,250
     Dividends payable                                                        1,188,136            431,834
                                                                            -----------        -----------
Net Assets:
     Common stock, $1 par value;
          20,000,000 shares authorized;
          4,244,630 and 4,321,947 shares
          issued and outstanding                                             39,776,354         40,397,027

Accumulated undistributed income (loss)                                         723,818          1,344,552
                                                                            -----------        -----------
               Net assets                                                   $40,500,172        $41,741,579
                                                                            ===========        ===========
Net asset value per share                                                   $      9.54        $      9.66
                                                                            ===========        ===========


See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                           Statement of Operations

                                 (Unaudited)


[CAPTION]

                                                               Three Months ended March 31,
                                                                1995                  1996
                                                             ---------              --------
Investment Income:
     Interest                                              $   741,919            $  457,898
     Dividends                                                  67,500                80,943
     Other investment income                                    13,500                70,000
                                                           -----------            ----------
       Total investment income                                 822,919               608,841
                                                           -----------            ----------
Expenses:
     Amortization                                               30,750                30,750
     Bank charges                                               10,797                 5,851
     Directors' fees                                            10,500                14,000
     Legal and professional                                     45,633                51,807
     Management fees                                           170,765               177,345
     Taxes                                                      38,693                    -
     Other                                                       7,284                20,681
                                                           -----------            ----------
          Total Expenses                                       314,422               300,434
                                                           -----------            ----------
             Net investment income                             508,497               308,407

Unrealized gain (loss) on investments                         (998,545)              749,290
                                                           -----------            ----------
Net increase (decrease) in net assets
     resulting from operations                             $  (490,048)           $1,057,697
                                                           ===========            ==========














See accompanying notes to financial statements.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      Statement of Changes in Net Assets

                                 (Unaudited)

[CAPTION]

                                                               Three Months ended March 31,
                                                                1995                  1996
                                                              --------              --------
Decrease in net assets
 resulting from operations

     Investment income - net                              $    508,497           $   308,407
     Unrealized gain (loss) on investments                    (998,545)              749,290
                                                          ------------           -----------
           Net increase (decrease) in net assets
           resulting from operations                          (490,048)            1,057,697
Distributions to shareholders
 from net investment income                                   (206,970)             (436,963)
Capital share transactions                                      375,720              620,673
                                                          -------------          -----------
          Total increase (decrease)                            (321,298)           1,241,407

Net assets
     Beginning of period                                     39,182,525           40,500,172
                                                          -------------          -----------
     End of period                                          $38,861,227          $41,741,579
                                                          =============          ===========



















See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Notes to Financial Statements

                                March 31, 1996

1.     Organization and Business Purpose
   Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"), a Texas Corporation, was incorporated on January 20, 1994, and had no operations
   prior to June 24, 1994.   The Fund seeks to achieve current income and
   capital appreciation potential by investing primarily in unregistered preferred stock investments of small and medium size companies which are in need of capital and which it believes offer the opportunity for growth. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act").

2.  Significant Accounting Policies
   A. Federal Income Taxes - The Fund intends to elect the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the Internal Revenue Code that are applicable to regulated investment companies and to distribute all its taxable income to its shareholders. Therefore, no federal income tax provision is required.

     B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared dividends of $436,963 for the quarter ended March 31, 1996.

     C. Management Estimates - The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Fund that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

     D. Financial Instruments - In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

3.     Organization Expenses

   In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Adviser") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. Amortization expense for the quarter ended March 31, 1996, was $30,750.

4.     Investment Advisory Agreement

   The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund accrued a liability of $177,345 for such operational management fees performed during the quarter ended March 31, 1996.

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                             March 31, 1996

4.     Investment Advisory Agreement (continued)

   In addition, the Fund has agreed to pay the Investment Adviser an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on an annual basis.

5.     Capital Share Transactions

   As of March 31, 1996, there were 20,000,000 shares of $1 par value capital stock authorized and capital paid-in aggregated $36,075,080.

   Year-to-date transactions in capital stock are as follows:

                                                    Shares         Amount
                                                    ------       ----------

    Balance December 31, 1995                     4,244,630     $39,776,354

       Shares issued
          Quarter ended March 31, 1996
            Shares issued to original stockholders   10,000           --
            Shares issued in lieu of
              cash distributions                     67,317        620,673
                                                   --------     ----------
       Balance March 31, 1996                     4,321,947    $40,397,027
                                                  =========    ===========

   The Fund received an additional $357,250 from its shareholders during the current quarter. These funds will be used to purchase Fund shares to be issued by the Fund or purchased in the open market by June 14, 1996.

6.     Related Party Transactions

   The Investment Adviser is reimbursed by the Fund for certain administrative expenses under the Investment Advisory Agreement. Such reimbursements were $92,339 for the quarter ended March 31, 1996.

7.     Short-term Investments

   Short-term investments are comprised of U. S. Government and Agency obligations maturing between April 25, 1996, and December 31, 1996. Such investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

8.     Investments

   The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a) (1) through
   (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of March 31, 1996, at fair value, as determined in good faith

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                               March 31, 1996


8.     Investments (continued)

   by the Investment Adviser. The securities held by the Fund are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition. The investments held by the Fund are convertible, generally after five years, into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration. Dividends are generally payable monthly. The stocks often have call options, usually commencing three years subsequent to issuance, at prices specified in the stock agreements.

                        INVESTMENT VALUATION SUMMARY
[CAPTION]
                                                                         CONVERSION      FAIR
                                                             COST      OR FACE VALUE     VALUE
Interscience Computer Corporation
Series A Cumulative Convertible                           $3,600,000     $3,600,000    $3,600,000
Redeemable Preferred Stock
Bentley Pharmaceutical
12% Convertible Debenture                                    800,000        840,000       840,000
and Warrants
Dwyer Group, Inc.
Common Stock                                               1,744,257      1,513,050     1,404,775

Packaging Research Corp.
Convertible Debenture                                      3,200,000      3,666,667     3,496,667
Poore Bros., Inc.
9% Convertible Debenture                                   2,100,000      2,100,000     2,100,000

Topro, Inc.9% Convertible Debentures                       2,500,000      4,166,667     3,966,667

Voice It Worldwide, Inc.
8% Convertible Debenture                                   2,450,000      2,450,000     2,450,000
Warrants                                                      50,000         50,000        50,000
                                                         $16,444,257    $18,386,384   $17,908,109
                                                         ===========    ===========   ===========

Subsequent to March 31, 1996, the Fund has purchased an additional 123,500 shares of Dwyer Group, Inc., for an additional $309,675. The Fund also purchased 4,000 shares of Interscience Computer Corporation Series B convertible preferred stock for $400,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for anunderstanding discuss seasonal fluctuations.

     The following portfolio transactions are noted for the quarter. Portfolio companies are referred to as the "Company":

     THE DWYER GROUP - During the quarter ended March 31, 1996, the Registrant has purchased an additional 71,500 shares of common stock of the Company at an average price of $2.74 for a total aggregate consideration of $195,711.40. Subsequent to the end of the quarter, the Registrant has purchased an additional 123,600 shares of common stock of the Company at an average price of $2.49 for an aggregate consideration of $306,924.77. The Registrant now holds 700,000 shares of the Company for an aggregate cost of $2,054,181.72.

     BENTLEY PHARMACEUTICAL - On February 20, 1996, the Registrant invested $800,000 in 800 units of a 12% Convertible Senior Subordinated Debenture and 1,000 Class A Redeemable Warrants. Bentley manufactures and distributes pharmaceutical products, primarily in Spain and France.

     TOPRO, INC. - On February 21, 1996, the Registrant invested $1,500,000in a 9% Convertible Debenture with Warrants. Also on March 5, 1996 the
Registrant invested $1,000,000 in a 9% Convertible Debenture. Topro, Inc. is a provider of control systems integration services based in Denver, Colorado.

     INTERSCIENCE COMPUTER CORPORATION - Subsequent to the end of the quarter, on April 4, 1996, the Registrant invested $400,000 in 4,000 shares of Series B Convertible Preferred Stock. This brings the Registrant's total investment in Interscience's preferred stock to $4,000,000.

     The Registrant, pursuant to its dividend reinvestment plan that allows existing shareholders to make additional share purchases, received $973,154.82 in additional funds for investment. These shares may be purchased either from the Fund at the calculated Net Asset Value of $9.44 or purchased in the open market through June 14, 1996. At the date of this filing, the Plan Agent has purchased 7,500 shares in the open market for an average share price of $9.38.


(2) Material Changes in Operations
     Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year, if most recent quarter included also covers changes for quarterly period.

     Pending investment in Portfolio investments, funds are invested intemporary cash accounts and in government securities and income and expenses are essentially stable.

     The Registrant anticipates an increase in income as investments are made and an aggressive search for potential investments is ongoing.
     On April 30, 1996, the Registrant's shares began trading on the NASDAQ under the symbol "RENN".

     The Registrant made dividend distributions of income to the shareholders in the amount of $1,188,497 and accrued dividend payables to shareholders in the amount of $436,963.

                         PART II - OTHER INFORMATION



1.     Legal Proceedings.                                                None.


2.     Changes in Securities.                                            None.

3.     Defaults upon Senior Securities.                                  None.

4.     Submission of Matter to a Vote of Security Holders.               None.


5.     Other Information.                                                None.

6.     Exhibits and Reports on Form 8-K

     (a) Exhibits                                                        None.
     (b) Reports on Form 8-K                                             None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.


May 20, 1996             /S/ Russell Cleveland
                       ----------------------------------------------
                         Russell Cleveland, President and Chairman



May 20, 1996             /S/ Barbe Butschek
                       ----------------------------------------------
                        Barbe Butschek, Corp. Secretary and Treasurer