Form 10-Q
period 1996-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1996-08-14
CIK 919567

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to _________________

                     Commission File Number:  0-20671

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

       ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Texas                                     75-2533518
        ---------------------------------------------------------------
        (State or other jurisdiction         (I.R.S. Employer I.D. No.)
         of incorporation or organization)


        8080 North Central Expressway, Dallas, Texas        75206-1857
        ----------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)


                                   214/891-8294
        ----------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes___X___         No_______

4,321,947 shares of common stock outstanding at June 30, 1996.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                     Statement of Assets and Liabilities

                                 (Unaudited)

Assets
- ------
                                       December 31, 1995     June 30, 1996
                                       -----------------     -------------

Cash                                         $3,378,905      $ 4,460,347
Accounts receivable                           3,163,359          262,883
Temporary investments at market value
 cost of $21,348,889 and $17,353,780         21,550,005       17,923,571
Investments, at market value, cost of
$12,948,546 and $18,154,182                  13,445,700       20,157,292
Organizational costs, net of
accumulated amortization                        457,946          396,105
                                            -----------       ----------

                                             41,995,915       43,200,198


                               Liabilities
                               -----------

Liabilities:
     Accounts payable - related parties        307,607           254,579
     Accounts payable - trade                       -              6,474
     Subscriptions payable                          -            394,321
     Dividends payable                       1,188,136           655,374
                                             ---------         ---------
                                             1,495,743         1,310,748
                                             ---------         ---------
Net Assets:
     Common stock, $1 par value;
          20,000,000 shares authorized;
          4,244,630 and 4,385,352 shares
          issued and outstanding            39,776,354        40,560,958

Accumulated undistributed income (loss)        723,818         1,983,866
                                           -----------        ----------

               Net assets                  $40,500,172       $42,544,824
                                           ===========       ===========

Net asset value per share                  $      9.54       $      9.71
                                           ===========       ===========


See accompanying notes to financial statements.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, LTD.

                          STATEMENT OF OPERATIONS

                                (Unaudited)

                                          Three Months Ended June 30,     Six Months Ended June 30,
                                             1995            1996           1995           1996
                                           --------        --------       --------       --------
Investment Income:

     Interest                          $    583,475     $   656,243    $ 1,325,394    $ 1,114,141
     Dividends                               60,714          75,247        128,214        156,190
     Other income                            54,179          48,500         67,679        118,500
                                        -----------       ---------      ---------      ---------

       Total investment income              698,368         779,990      1,521,287      1,388,831
                                        -----------        --------      ---------      ---------

Expenses:
     Amortization                            31,092          31,092         61,842         61,842
     Bank charges                             5,751              -          16,548          5,851
     Directors' fees                         15,000          18,000         25,500         32,000
    Legal and professional                   48,879          47,343         94,511         99,150
    Management fees                         175,494         198,230        346,259        375,575
    Taxes                                     5,574          31,965         44,267         31,965
    Other                                    37,788          71,877         45,073         92,559
                                          ---------       ---------      ---------      ---------

       Total expenses                       319,578         398,507        634,000        698,942
                                          ---------       ---------      ---------       --------

       Net investment income                378,790         381,483        887,287        689,889

     Net unrealized gain (loss)
      on investments                        881,581         652,151       (116,964)     1,401,441
                                         ----------      ----------       --------      ---------

     Net increase in net assets
       resulting from operations         $1,260,371      $1,033,634       $770,323     $2,091,330
                                         ==========      ==========       ========     ==========



See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                     Statement of Changes in Net Assets

                                (Unaudited)


                                            Three Months Ended June 30,     Six Months Ended June 30,
                                              1995               1996         1995             1996
                                            --------           --------     --------         --------
Decrease in net assets
 resulting from operations

     Investment income - net              $  378,790        $   381,483      887,287          689,889
     Unrealized gain (loss) on investments   881,581            652,151     (116,964)       1,401,441
                                          ----------        -----------     ---------       ---------
          Net increase in net assets
           resulting from operations       1,260,371          1,033,634      770,323        2,091,330
Distributions to shareholders
 from net investment income                 (294,757)          (394,321)    (501,727)        (831,284)
Capital share transactions                   110,514            163,931       86,234          784,606
                                          ----------          ---------     --------        ---------
          Total increase                   1,076,128            803,244      754,830        2,044,652

Net assets
     Beginning of period                  38,861,227         41,741,579   39,182,525       40,500,172
                                          ----------         ----------   ----------       ----------

     End of period                       $39,937,355        $42,544,823  $39,937,355      $42,544,824
                                         ===========        ===========  ===========      ===========





















See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Notes to Financial Statements

                                June 30, 1996


1.     ORGANIZATION AND BUSINESS PURPOSE

Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"), a Texas Corporation, was incorporated on January 20, 1994 and had no operations prior
to June 24, 1994.   The Fund seeks to achieve current income and capital
appreciation potential by investing primarily in unregistered preferred stock investments of small and medium size companies which are in need of capital and which it believes offer the opportunity for growth. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act").

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

B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared dividends of $390,542 for the quarter ended June 30, 1996.

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

3.  ORGANIZATION EXPENSES

In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Adviser") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. Amortization expense for the quarter ended June 30, 1996, was $31,092.

4.     INVESTMENT ADVISORY AGREEMENT
The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund accrued a liability of $189,205 for such operational management fees performed during the quarter ended June 30, 1996.

In addition, the Fund has agreed to pay the Investment Adviser an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on an annual basis.


5.     CAPITAL SHARE TRANSACTIONS
As of June 30, 1996 there were 20,000,000 shares of $1 par value capital stock authorized and capital paid-in aggregated $40,560,958.

Year-to-date transactions in capital stock are as follows:
                                                   Shares         Amount
                                                   ------         ------

Balance December 31, 1995                         4,244,630    $39,776,354
   Shares issued
       Six months ended June 30, 1996:
          Shares issued to original stockholders     10,000            --
          Shares issued in lieu of
            cash distributions                      130,722        784,604
                                                  ---------    -----------

          Balance June 30, 1996                   4,385,352    $40,560,958
                                                  =========    ===========
The Fund received $357,250 from its shareholders during the prior quarter. This, combined with $231,076 from the dividend reinvestment program, provided $588,326 with which to purchase shares. The Fund purchased 46,000 shares for $424,035 on the open market, and 17,403 shares for $164,291 from treasury stock. These shares were purchased before June 14, 1996.


6.     RELATED PARTY TRANSACTIONS
The Investment Adviser is reimbursed by the Fund for certain administrative expenses under the Investment Advisory Agreement. Such reimbursements were $186,371 for the quarter ended June 30, 1996.

7.     SHORT-TERM INVESTMENTS

Short-term investments are comprised of U. S. Government and Agency obligations maturing between April 25, 1996 and December 31, 1996. Such investments qualify for investment as permitted in Section 55(a) (1) through(5) of the 1940 Act.


8.    INVESTMENTS
The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a) (1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of June 30, 1996 at fair value, as determined in good faith

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                             June 30, 1996


8.     INVESTMEMTS (continued)
by the Investment Adviser. The securities held by the Fund are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition. The investments held by the Fund are convertible, generally after five years, into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration. Dividends are generally payable monthly. The stocks often have call options, usually commencing three years subsequent to issuance, at prices specified in the stock agreements.



                        INVESTMENT VALUATION SUMMARY

                                                      CONVERSION     FAIR
                                        COST        OR FACE VALUE    VALUE

Interscience Computer Corporation
Series A Cumulative Convertible      $4,000,000      $4,000,000    $4,000,000
Redeemable Preferred Stock

Bentley Pharmaceutical
Convertible Debenture                   800,000       2,010,000     2,010,000
and Warrants

Dwyer Group, Inc.
Common Stock                          2,054,182       2,187,500     2,068,125

Packaging Research Corp.
Convertible Debenture                 3,200,000       3,200,000     3,200,000

Poore Bros., Inc.
Convertible Debenture                 2,100,000       2,100,000     2,100,000

Topro, Inc.
Convertible Debentures                2,500,000       3,541,667     3,279,167
Convertible Debenture                 1,000,000       1,000,000     1,000,000

Voice It Worldwide, Inc.
8% Convertible Debenture              2,450,000       2,450,000     2,450,000
Warrants                                 50,000          50,000        50,000
                                    -----------     -----------   -----------
                                    $18,154,182     $20,539,167   $20,157,292
                                    ===========     ===========   ===========

The Fund has purchased an additional 123,500 shares of Dwyer Group, Inc., for an additional $309,675. The Fund also purchased 4,000 shares of Interscience Computer Corporation Series B convertible preferred stock for $400,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding discuss seasonal fluctuations.

     The following portfolio transactions are noted for the quarter. Portfolio companies are referred to as the "Company":

     THE DWYER GROUP - During the quarter ended June 30, 1996, the Registrant has purchased an additional 123,600 shares of common stock of the Company at an average price of $2.51 for a total aggregate consideration of $309,924.77. The Registrant now holds 700,000 shares of the Company for an aggregate cost of $2,054,181.72.

     TOPRO, INC. - On June 17, 1996, the Registrant additionally invested $1,000,000 in a 9% Convertible Debenture with a conversion price of $2.25. Mandatory principle begins June 1, 1999, and monthly interest installments begin July 1, 1996. This brings the Registrant's total investment in Topro to $3,500,000. Topro, Inc. is a provider of control systems integration services based in Denver, Colorado.

     INTERSCIENCE COMPUTER CORPORATION - Subsequent to the end of the quarter, on April 4, 1996, the Registrant invested $400,000 in 4,000 shares of Series B Convertible Preferred Stock. This brings the Registrant's total investment in Interscience's preferred stock to $4,000,000.

     CONTOUR MEDICAL, INC. - Subsequent to the quarter on July 12, 1996, the Registrant invested $2,500,000 for the purchase of a 9% Convertible Debenture maturing in 7 years and convertible into 1,000,000 shares of Contour Medical, Inc. common stock. The Company manufactures orthopedic and rehabilitative products as well as a full line of disposable medical products.

     The Registrant, pursuant to its dividend reinvestment plan that allows existing shareholders to make additional share purchases, received $231,075.77 in additional funds for investment. These shares may be purchased either from the Registrant at the calculated Net Asset Value or purchased in the open market. The Registrant received $357,250.00 from its shareholders during the prior quarter. This, combined with $231,075.77 from the dividend reinvestment program, provided $588,325.77 with which to purchase shares. The Plan Agent purchased 46,000 shares for $424,035.00 on the open market, and 17,403.6832 shares for $164,290.77 from treasury stock. These shares were purchased before June 14, 1996.


(2) MATERIAL CHANGES IN OPERAITONS

     Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year, if most recent quarter included also covers changes for quarterly period.

     Pending investment in Portfolio investments, funds are invested in temporary cash accounts and in government securities and income and expenses are essentially stable.

     The Registrant anticipates an increase in income as investments are made and an aggressive search for potential investments is ongoing.

     On April 30, 1996, the Registrant's shares began trading on the NASDAQ under the symbol "RENN".

     The Registrant made dividend distributions of income to the shareholders in the amount of $436,963 and accrued dividend payables to shareholders in the amount of $394,321.

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




                    RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



August 13, 1996                /s/ Russell Cleveland
                     -----------------------------------------------
                         Russell Cleveland, President and Chairman




August 13, 1996                /s/ Barbe Butschek
                      -----------------------------------------------
                       Barbe Butschek, Corp. Secretary and Treasurer