Form 10-Q
period 1996-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1996-11-19
CIK 919567

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-Q

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended September 30, 1996

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to _________________



                       Commission File Number:  0-20671



                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
  __________________________________________________________________________
              (Exact name of registrant as specified in its charter)

               Texas                                         75-2533518
  __________________________________________________________________________
  (State or other jurisdiction                    (I.R.S. Employer I.D. No.)
  of incorporation or organization)

  8080 North Central Expressway, Dallas, Texas               75206-1857
  __________________________________________________________________________
  (Address of principal executive offices)                   (Zip Code)

                              214/891-8294
  __________________________________________________________________________
        (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X             No

                         PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
          --------------------

                 RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                       Statement of Assets and Liabilities

                                 (Unaudited)

                                     Assets
                                     ------

                                                         December 31, 1995     September 30, 1996
                                                         -----------------     ------------------
    Cash                                                     $3,378,905          $  7,527,529
    Short term investments at quoted market value,
     cost of $21,348,889 and $12,572,236                     21,550,005            12,615,931
    Investments at fair value, cost of $12,948,546  and
     $20,676,582                                             13,445,700            21,385,250
    Accounts receivable                                       3,163,359               369,074
    Organizational costs, net of accumulated amortization       457,946               364,671
                                                             ----------            ----------
                                                             41,995,915            42,262,455


                                      Liabilities
                                      -----------

    Liabilities:
     Accounts payable - related parties                         307,607               219,609
     Accounts payable - trade                                        -                 16,545
     Dividends payable                                        1,188,136               373,781
                                                              1,495,743               609,935
                                                             ----------            ----------
    Net Assets:
     Common stock, $1 par value;
        10,000,000 shares authorized;
        4,244,630 and 4,339,353 shares
        issued and outstanding                               39,776,354            40,561,318

    Accumulated undistributed income                            723,818             1,091,202
                                                             ----------            ----------
    Net assets                                              $40,500,172           $41,652,520
                                                             ==========            ==========
    Net asset value per share                               $      9.54           $      9.60
                                                             ==========            ==========

    See accompanying notes to financial statements.

                   RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                Statement of Operations

                                     (Unaudited)

                                         Three Months     Three Months     Nine months     Nine Months
                                            Ended            Ended            Ended           Ended
                                        Sept. 30, 1995   Sept. 30, 1996   Sept. 30, 1995  Sept. 30, 1996
                                        --------------   --------------   --------------  --------------
    Income:
    Investment Income:
         Interest                         $  605,947       $  583,839       $1,931,341      $1,697,980
         Dividends                            67,500           75,000          195,714         231,190
         Other investment income              13,500           85,323           81,179         203,823
                                           ---------        ---------        ---------       ---------

         Total investment income             686,947          744,162        2,208,234       2,132,993
                                           ---------        ---------        ---------       ---------
    Expenses:
         Operating expenses                  117,334          112,714          405,075         436,080
         Management fees                     177,135          183,031          523,394         558,605
                                           ---------        ---------        ---------       ---------
         Total Expenses                      294,469          295,745          928,469         994,685
                                           ---------        ---------        ---------       ---------
         Net investment income               392,478          448,417        1,279,765       1,138,308

    Gain on sale of investments                   -           398,400               -          398,400
    Unrealized gain (loss) on investments    (39,914)      (1,352,719)        (156,878)         48,722
                                           ---------        ---------        ---------       ---------
    Net increase (decrease) in net assets
         resulting from operations        $  352,564       $ (505,902)      $1,122,887      $1,585,430
                                           =========        =========        =========       =========










    See accompanying notes to financial statements.

                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Statement of Changes in Net Assets

    CAPTION>


                                                  Three Months     Three Months     Nine Months      Nine Months
                                                     Ended            Ended            Ended            Ended
                                                 Sept. 30, 1995   Sept. 30, 1996   Sept. 30, 1995  Sept. 30, 1996
                                                 --------------   --------------   --------------  --------------
    Increase in net assets
     resulting from operations

    Investment income - net                      $   392,478       $   448,417      $ 1,279,765     $ 1,138,308
    Realized gain on investments                          -            398,400               -          398,400
    Unrealized gain (loss) on investments            (39,914)       (1,352,719)        (156,878)         48,722
                                                   ---------         ---------        ---------       ---------
         Net increase (decrease) in net assets
         resulting from operations                   352,564          (505,902)       1,122,887       1,585,430

    Distributions to shareholders
      from net investment income                    (295,962)         (386,402)        (797,689)     (1,218,046)
    Capital share transactions                       158,405                -           644,639         784,964
                                                  ----------        ----------       ----------      ----------
         Total increase (decrease)                   215,007          (892,304)         969,837       1,152,348

    Net assets
         Beginning of period                      39,937,355        42,544,824       39,182,525      40,500,172
                                                  ==========        ==========       ==========      ==========
         End of period                           $40,152,362       $41,652,520      $40,152,362     $41,652,520
                                                  ==========        ==========       ==========      ==========



    See accompanying notes to financial statements.

                   RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                         Notes to Financial Statements

                             September 30, 1996


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

       B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared dividends of $390,542 for the quarter ended September 30, 1996.

       C. Other - The Fund follows industry practice and records security transactions on the trade date. Dividend income is recognized on the ex-dividend date, and interest income is recognized on an accrual basis.

  3.  ORGANIZATION EXPENSES

       In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Adviser") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. Amortization expense for the quarter ended September 30, 1996 was $31,434.

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

  The Fund accrued a liability of $183,031 for such operational management fees performed during the quarter ended September 30, 1996.

       In addition, the Fund has agreed to pay the Investment Adviser an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on an annual basis.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                   Notes to Financial Statements (Continued)

                             September 30, 1996

  5.  Capital Share Transactions

       As of September 30, 1996, there were 20,000,000 shares of $1 par value capital stock authorized and capital paid-in aggregated $36,221,965.

       Year-to-date transactions in capital stock are as follows:
                                                         Shares       Amount
                                                         ------       ------
       Balance December 31, 1995                       4,244,630   $39,776,354

          Shares issued
             Nine months ended September 30, 1996:
                 Shares issued to original shareholder    10,000           -
                    Shares issued in lieu of cash
                       distributions                      84,723      784,964
                                                       ---------     --------

       Balance September 30, 1996                      4,339,353   $40,561,318
                                                       =========    ==========

          The dividend reinvestment program, provided $191,139.97 with which to purchase shares. The Fund purchased 21,731.036 shares for an average price of $8.80 per share on the open market. These shares were purchased before September 24, 1996.

  6.  RELATED PARTY TRANSACTIONS

       The Investment Adviser is reimbursed by the Fund for certain administrative expenses under the Investment Advisory Agreement. Such reimbursements were $72,148 for the quarter ended September 30, 1996.

  7.     SHORT-TERM INVESTMENTS

       Short-term investments are comprised of U. S. Government and Agency obligations maturing between October 25, 1996, and December 31, 1996. Such investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

  8.     Investments

       The Fund invests primarily in convertible preferred stocks of companies that qualify as Eligible Portfolio Companies as defined in
  Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a) (1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of September 30, 1995, at fair value, as determined in good faith by the Investment Adviser. The stocks held by the Fund are convertible, generally after five years, into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration. Dividends are generally payable monthly. The stocks generally have call options, usually commencing three years subsequent to issuance, at prices specified in the stock agreements.

                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                               September 30, 1996


                          INVESTMENT VALUATION SUMMARY


                                                                          CONVERSION       FAIR
                                                            COST        OR FACE VALUE      VALUE
    Bentley Pharmaceutical
    12% Convertible Debenture and Warrants              $  772,400        $1,710,000    $1,710,000

    Contour Medical, Inc.
    9% Convertible Debenture                             2,500,000         2,500,000     2,500,000

    Dwyer Group, Inc.
    Common Stock                                         2,054,182         1,750,000     1,644,500

    Interscience Computer Corporation
    Cumulative Convertible Redeemable Preferred Stock    4,000,000         4,000,000     3,600,000

    Packaging Research Corp.
    Convertible Debenture                                3,200,000         3,200,000     2,700,000
    Post Petition Loans                                     50,000            50,000        50,000

    Poore Bros., Inc.
    9% Convertible Debenture                             2,100,000         2,100,000     2,100,000

    Topro, Inc.
    9% Convertible Debentures and Warrants               3,500,000         4,862,500     4,580,750

    Voice It Worldwide, Inc.
    8% Convertible Debenture                             2,450,000         2,450,000     2,450,000
    Warrants                                                50,000            50,000        50,000
                                                         ---------         ---------     ---------
                                                       $20,676,582       $22,672,500   $21,385,250
                                                        ==========        ==========    ==========

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


  (1) Material Changes in Financial Condition

       Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding discuss seasonal fluctuations.

       The following portfolio transactions are notes for the quarter. Portfolio companies are referred to as the "Company":

       BENTLEY PHARMACEUTICAL. On February 20, 1996, the Registrant invested $800,000 in 800 units of a 12% Convertible Senior Subordinated Debenture and 1,000 Class A Redeemable Warrants, each to purchase one share of Common Stock and one Class B Redeemable Warrant. Bentley manufactures and distributes pharmaceutical products, primarily in Spain and France. On May 28, 1996, the Company announced that it would permit separate trading of its publicly traded Units (BNTU) as Debentures and Class A Redeemable Warrants, however, the units will also continue to trade. The Registrant elected to separate its units detaching the $800,000 Debenture with a cost allocation of $931 per $1,000 Debenture, and the 800,000 Class A Redeemable Warrants with a cost allocation of $69 per 1,000 Warrants.

       On September 20, 1996, the Registrant sold 400,000 Warrants at a price of $1.07 per Warrant with aggregate proceeds of $426,000, and Short-Term Capital Gains of $398,400. Subsequent to the quarter, On October 2, 1996, and October 17, 1996, the Registrant sold an aggregate of 8,000 Warrants with aggregate proceeds of $8,806.25, and Short-Term Capital Gains of $8,323.25.

       CONTOUR MEDICAL, INC. On July 12, 1996, the Registrant invested $2,500,000 for the purchase of a 9% Convertible Debenture maturing in 7 years and convertible into 1,000,000 shares of Contour Medical, Inc. common stock. The Company manufactures orthopedic and rehabilitative products as well as a full line of disposable medical products.

       PACKAGING RESEARCH CORP. On September 10, 1996, the Company placed its Mama Rizzo's, Inc. ("MRI") subsidiary, a manufacturer of pasta sauces, in Chapter 11 bankruptcy proceedings and has announced its intention of selling MRI. Expenses have been sharply reduced and MRI is operating at a positive cash flow. The Company is actively seeking buyers for MRI and has a goal to complete a sale in the next few months. The Registrant provided $50,000 Post Petition Financing pursuant to the Agreed Financing Order by the Court on September 11, 1996.

       POORE BROTHERS, INC. Subsequent to the quarter, the Company filed in October for an initial public offering. The Registrant will sell stock valued at $1 million as part of the offering which is presently anticipated to occur in late November or early December. The underwriter has estimated an offering price of $3.50. The Registrant's Debenture, which totals $2,100,000 prior to any sale, is convertible at $1.09 per share.

       TOPRO, INC. Subsequent to the quarter, on October 29, 1996, the Registrant and Topro have agreed to reduce the conversion price on its June 17, 1996, investment ($1,000,000 in principal amount of Debenture) to $1.50 from the original $2.25. As a result, the conversion price on the entire $3,500,000 Convertible Debentures held by the Registrant is now $1.50.

       The Registrant's Board of Directors has approved three additional investments in an aggregate minimum amount of $8,800,000. It is currently anticipated that, barring unforseen events, these investments will be completed during the fourth quarter.

       The Registrant pursuant to its dividend reinvestment plan that allows existing shareholders to make additional share purchases, received $191,139.97 in additional funds for investment. These shares may be purchased either from the Registrant at the calculated Net Asset Value or purchased in the open market. The Plan Agent purchased 21,731.036 shares for $191,139.97 on the open market, These shares were purchased before September 24, 1996.

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

       BENTLEY PHARMACEUTICAL. On September 20, 1996, the Registrant sold 400,000 Warrants at a price of $1.07 per Warrant with aggregate proceeds of $426,000, and Short-Term Capital Gains of $398,400. Subsequent to the quarter, On October 2, 1996, and October 17, 1996, the Registrant sold an aggregate of 8,000 Warrants with aggregate proceeds of $8,806.25, and Short-Term Capital Gains of $8,323.25.

       The Registrant made dividend distributions of income to the shareholders in the amount of $394,682 and accrued dividend payable to shareholders in the amount of $390,542.

                            PART II - OTHER INFORMATION




  1.  Legal Proceedings.                                  None.
      -----------------

  2.  Changes in Securities.                              None.
      ---------------------

  3.  Defaults upon Senior Securities.                    None.
      -------------------------------

  4.  Submission of Matter to a Vote of Security Holders. None.
      --------------------------------------------------

  5.  Other Information.                                  None.
      -----------------

  6.  Exhibits and Reports on Form 8-K
      ------------------------------
       (a) Exhibits                                       None.

       (b) Reports on Form 8-K                            None.

                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



  November 19, 1995                     /s/ Russell Cleveland
                             ---------------------------------------------
                                          Russell Cleveland
                                              President





  November 19, 1995                       /s/ Barbe Butschek
                             ---------------------------------------------
                                            Barbe Butschek
                                   Corporate Secretary / Treasurer