Form 10-K
period 1996-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1997-03-31
CIK 919567

                                    FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

MARK ONE
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 1996      Commission File No. 33-75758
                          -----------------

                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
              (Exact name of Registrant as specified in its charter)


              TEXAS                                   75-2533518
(State of incorporation or organization)(I.R.S. Employer Identification No.)


                SUITE 210, LB 59,
         8080 NORTH CENTRAL EXPRESSWAY,
                 DALLAS, TEXAS                           75206
(Address of principle executive offices)               (Zip Code)
Registrant's telephone number, including area code   (214) 891-8294
     -----------------------------------------------------------------
      Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class                     Name of each exchange
                                               on which registered
      -------------------                     ---------------------
            None                                       None

      Securities Registered Pursuant to Section 12(g) of the Act:

                      Common Stock ($1.00 par value)
                             (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes ( X )           No (    )

     Indicate by check mark if disclosure by delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     As of December 31, 1996, there were 4,339,422 shares of $1.00 par value of Registrants stock outstanding. The aggregate market value of the stock held by nonaffiliates, based on the average bid and ask prices of such stock as of December 31, 1996 $30,693,784. 123,822 shares of stock held by affiliates were valued at $901,548.

     Documents Incorporated by Reference: Certain portions of the Registrant s definitive proxy statement to be filed no later than April 4, 1997 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                      Part I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital Growth & Income Fund III, Inc. (sometimes referred to as the "Fund" or the "Registrant") is a Texas corporation formed January 20, 1994 that has elected to operate as a business development company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Fund was initially capitalized by Russell Cleveland through his purchase of 10,000 shares of common stock for $10.00 per share. On February 25, 1994 the Fund filed a registration statement on Form N-2 for the sale of up to 10,000,000 shares of common stock at an offering price of $10.00 per share. This offering was declared effective on May 25, 1994 at which time the Fund commenced sales of common stock. The Fund continued the offering until
December 31, 1994 at which time the offering was closed.   As a result of the
offering, the Fund sold 4,158,897 shares in 1994. During the years ended December 31, 1996 and 1995, in accordance with Fund guidelines, additional contributions were received from certain shareholders which were used to purchase 10,617 and 40,141 additional Fund shares, respectively, used directly by the Fund. Also, in accordance with Fund guidelines certain shareholders reinvested their dividends in the Fund, purchasing 74,175 and 45,592 Fund shares issued directly by the Fund in 1996 and 1995, respectively. These contributions and dividend reinvestments resulted in total shares issued at December 31, 1996 of 4,339,422 and total shares issued at December 31, 1995 of 4,244,630.

     The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in private placement securities of small and medium size public companies ("Portfolio Companies").

     Renaissance Capital Group, Inc. ("Renaissance Group" or the "Investment Adviser"), a Texas corporation, serves as the investment adviser to the Fund. In these capacities, Renaissance Group is primarily responsible for the selection, evaluation, structure, and administration of the Fund's investment portfolio. Renaissance Group is a registered investment adviser under the 1940 Act and the Texas Securities Act. However, these activities are subject to the supervision of the board of directors of the Fund ("Board of Directors") who provide guidance with respect to the operations of the Fund.

     Generally, investments will be made in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or companies that, in the opinion of the Investment Adviser, have the ability to go public within three to five years. The terms of the documents evidencing the Fund's investment in Portfolio Companies generally provide that the Fund will have the right to convert its securities into or otherwise acquire common stock in exchange for its preferred stock or debentures.

     Accordingly, while such common stock of the Portfolio Company may be publicly traded, the common stock to be acquired by the Fund is generally unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act of 1933, as amended (the "Securities Act"), or after registration pursuant to the Securities Act.

     At December 31, 1996, the Fund had made ten (10) portfolio investments aggregating $25,708,570 and is seeking additional investment opportunities.

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

     Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in "eligible portfolio investments," such being generally defined as direct placements to qualifying companies and temporary investments in "cash items" pending other investments. However, under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in "Other Investments" that is, investments that do not qualify as "eligible portfolio investments," such exception allowing up to the specified maximum amount, for example, open market purchases or participation in public offerings.

     Pending investment in convertible securities of eligible Portfolio Companies or other investments as provided under the 1940 Act, the Registrant's funds are invested in "Short-term Investments" consisting primarily of U.S. Government and agency debt.

     At December 31, 1996 the Fund's investment assets were classified by amount as follows:

        Classification                Cost               Percentage
                                                   of Investments Assets
        --------------                ----         ---------------------

      Eligible Portfolio Companies  $22,882,471              89%

      Other Portfolio Companies     $ 2,826,099              11%


  INVESTMENT OBJECTIVES

     The investment objective of the Fund is to provide its shareholders with both current income and long-term capital appreciation.

     The Fund seeks to provide current cash returns to shareholders through a quarterly dividend of current investment interest income while providing opportunities for capital gains appreciation through the appreciation in the values of the Fund's convertible securities.

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

  GENERAL INVESTMENT POLICIES

     The Fund will invest in emerging growth company ("Emerging Growth Company") securities that are generally not available to the public and which typically require substantial financial commitment. An Emerging Growth Company is generally considered to have the following attributes: (1) either a publicly held company with a relatively small market capitalization or a privately held company; (2) an established operating history but of a limited period so as to not have fully developed its market potential for the product or services offered; and (3) generally have a new product or services that provides an opportunity for exceptional growth. However, because the extent and nature of the market for such product or services is not fully known, there is uncertainty as to the rate and extent of growth and also uncertainty as to the capital and human resources required to achieve the goals sought.

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

     The Fund has no fixed policy concerning the types of businesses or industry groups in which it may invest or as to the amount of funds that it will invest in any one issuer. However, the Fund currently intends to limit its investment in securities of any single Portfolio Company to approximately 10% (8% to 12%) of its net assets at the time of the investment.

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

   BUSINESS DEVELOPMENT COMPANY

     A BDC basically:

    (1) is a closed-end management company making 70% of its investments only in certain companies (identified as "Eligible Portfolio Companies"), and in "cash items" pending other investments. Under the regulations established by the SEC under the 1940 Act only certain companies may qualify as "Eligible Portfolio Companies." These qualifications are:

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

     (2) must be prepared to provide "Significant Managerial Assistance" to such Portfolio Companies. Significant Managerial Assistance means, as to the
Fund:

          (A) any arrangement whereby the Fund, through its officers, employees, or the officers or employees of the Investment Adviser, seeks to provide significant guidance concerning management, operations, objectives or policies of the Portfolio Company, or

          (B)  the exercise of a controlling influence over the Portfolio
Company.

     Therefore, the Investment Adviser believes that "Eligible Portfolio Companies" are, generally, those companies that, while being publicly held, may not have or do not have a broad based market for their securities, or the securities that they wish to offer are restricted from public trading until registered.

     Further, the regulations generally provide that the securities must be obtained in direct transactions with the Portfolio Company and as such are generally restricted from transferability in the public markets.

     Further, while the 1940 Act allows a BDC to "control" a Portfolio Company, it will not be the general policy of the Fund to acquire a controlling position in its Portfolio Companies. The Fund will only provide managerial assistance, and will seek to limit its "control" position by requiring only that a designee of the Fund be elected to the board of directors of the Portfolio Company, or be selected an advisory director. While these will be the Fund's general policies, the application of these policies will of necessity vary with each investment situation.

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

     On September 19, 1996, Renaissance Capital Growth & Income Fund III, Inc. as the "Company" and Renaissance Capital Group, Inc. as the "Investment Advisor" filed their Application for an order pursuant to Sections 6(c) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 thereunder authorizing certain joint transactions otherwise prohibited by Section 57(a)(4) of the Act requesting an order from the Securities and Exchange Commission (the "Commission") permitting the Company to co-invest with companies that are affiliated with the Investment Advisor, including Renaissance US Growth & Income Trust PLC as "Advisor Affiliate". The order was granted on December 30, 1996.

     In order for the Company and the Investment Advisor to make co-investments with the same entity, the following conditions apply:

     (a) the Investment Advisor will determine if the investment is eligible for investment by the Company;

     (b) the Investment Advisor will determine an appropriate amount that the Company should invest;

     (c) the Investment Advisor will distribute written information, including the amount of the proposed investment, concerning all co-investment opportunities to the Company s Independent Directors. The Company will co-invest only if a required majority of the Company s Independent Directors conclude, prior to the acquisition of the investment, the investment should be made;

     (d) the Company will not make an investment if any Advisor Affiliate, the Investment Advisor, or a person controlling, controlled by, or under common control with the Advisor is an existing investor in such issuer;

     (e) the terms, conditions, price, class of securities, settlement date, and registration rights shall be the same for the Company and the Advisor Affiliate;

     (f) the Company s Independent Directors will review quarterly all information concerning co-investment opportunities during the preceding quarter to determine whether the conditions set forth in the application were complied with;

     (g) the Company will maintain the records required by section 57(f)(3) of the Act as if each of the investments permitted under these conditions were approved by the Company s Independent Directors under section 57(f)(3) of the Act as if each of the investments permitted under these conditions were approved by the Company s Independent Directors under section 57(f); and

     (h) no Independent Director of the Company will be a director or general partner of any Advisor Affiliate with the Company co-investors.

     On October 30, 1996 the Advisor Affiliate, made an investment of $1,200,000 in Topro, Inc. Prior to this investment by the Advisor Affiliate, in February of 1996, the Company had made an original investment of $2,500,000. This investment was made prior to the entry of an order. At the time the original investment was made, an additional loan from the Advisor Affiliate was not contemplated. Therefore, the investment of the Advisor Affiliate did not fall within the prohibited transactions and an order of exemption was not necessary.

     After the order was granted by the Commission, the Advisor Affiliate and the Company made a co-investment into Integrated Security Systems, Inc. of $2,500,000 each on December 31, 1996.

     The Company anticipates making additional investments with the Advisor Affiliate in the future.

INVESTMENT ADVISERS ACT OF 1940 ("ADVISERS ACT") AND INVESTMENT ADVISER'S AGREEMENT

     Renaissance Capital Group, Inc. ("Renaissance Group" or "Investment Adviser") is the investment adviser to the Fund pursuant to the Investment Advisory Agreement dated and originally approved by the Board of Directors on February 15, 1994 (the "Investment Advisory Agreement") and is registered as an investment adviser under the Advisers Act and is subject to the reporting and other requirements thereof. The Advisers Act also provides restrictions on the activities of registered advisers to protect its clients from manipulative or deceptive practices. While the Advisers Act generally restricts performance compensation, the Advisers Act was amended to allow an investment adviser to a BDC to receive performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.

     The Investment Advisory Agreement provides that Renaissance Group is entitled to receive, in addition to an annual management fee of 1.75% of the Fund's assets, an incentive fee (the "Incentive Fee") in an amount equal to 20% of the Fund's realized capital gains computed net of all realized capital losses and unrealized depreciation.

     Investment advisory agreements are further subject to the 1940 Act, which requires that the agreement, in addition to having to be initially ratified by a majority of the outstanding shares, shall precisely describe all compensation to be paid; shall be approved annually by a majority vote of the Board of Directors; may be terminated without penalty on not more than 60 days' notice by a vote of a majority of the outstanding shares; and shall terminate automatically in the event of assignment. The Board of Directors have agreed that the Investment Advisory Agreement shall constitute the Fund's advisory agreements and at all times be construed so as to comply with the Advisers Act and the 1940 Act.

  FUND PORTFOLIO INVESTMENTS

     As of December 31, 1996 the Fund has made ten (10) investments in Portfolio Companies eight of which meet the criteria of investments in Eligible Portfolio Companies:

Bentley Pharmaceuticals, Inc.
-----------------------------

     On February 20, 1996, Renaissance Capital Growth & Income Fund III, Inc. purchased 800 Units of Bentley Pharmaceuticals, Inc., each unit consisting of a one thousand dollar ($1,000) principal amount 12% Convertible Senior Subordinated Debenture due February, 2006; and 1,000 Class A Redeemable Warrants, each to purchase one share of common stock and one Class B Redeemable Warrant. The Partnership paid $1,000 per unit for a total investment of $800,000 of which $55,200 was allocable to the Warrants and $744,800 to the 12% Convertible Subordinated Debentures.

     The Debentures, which are unsecured, are convertible prior to maturity beginning their Anniversary date (one year from date of issuance), into shares of Common stock of Bentley Pharmaceuticals, Inc. at a conversion price per share which is the lesser of $2.50 or 80% of the average closing price of the common stock on the American Stock Exchange for the 20 consecutive trading days immediately preceding the Anniversary date. Interest is payable quarterly.

     Each class A Redeemable Warrant entitles the holder, for a period of three years, to purchase one share of common stock and one Class B Redeemable Warrant at a price of $3.00 per share. On 30 days prior written notice, the Company may redeem all of the warrants for $0.05 per warrant if the per share closing price for the underlying common stock on the American Stock Exchange for each of the 20 consecutive trading days immediately preceding the record date for redemption equals or exceeds 150% of the then exercise price.

     On May 28, 1996, the Company announced it would permit public trading of its debentures and warrants separately. During 1996, the Fund sold 407,000 of the Class A Redeemable Warrants for an aggregate gain of approximately $406,700. Subsequent to December 31, 1996, the Fund sold its remaining 393,000 Class A Redeemable Warrants for a gain of $419,905.


CONTOUR MEDICAL, INC.
---------------------

     The Company is a distributor of medical supplies and prepackaged kits for medical uses as well as a manufacturer of foam and vinyl based products for medical applications. It is majority owned by Retirement Care Associates, an Atlanta-based operator of retirement care centers and nursing homes.

     On July 12, 1996, the Fund invested $2,500,000 in a 9% Convertible Debenture of Contour Medical, Inc. The Debenture has mandatory monthly principal installments beginning July 1, 1999, which will amortize approximately one-half of the principal prior to maturity on July 1, 2003. The Debentures are callable at 120% of par, once specific earnings per share and bid price tests of the underlying common stock are met.

     At the option of the Fund, in multiples of $100,000, the Debentures are convertible into Common Stock of Contour at $5.00 per share. The second conversion price is subject to certain anti-dilution provisions and is subject to a one-time adjustment in 1997. The adjustment is predicated on earnings and the bid price of the Company s stock. The Fund has the right to demand stock registration and certain piggyback stock registration rights. Costs of two demand registrations are at the Company s expense if commenced subsequent to July 12, 1998.

     In addition to the Fund s investment on July 12, 1996, Renaissance US Growth & Income Trust PLC ("RUSGIT"), a public limited company registered in England and Wales, made an identical investment of $2,500,000 in Contour Medical, Inc. The investment by RUSGIT was made on a pari-passu basis with the Fund.

     On February 18, 1997, Sun Healthcare Group, Inc., an Albuquerque, New Mexico based operator of nursing homes, announced it would acquire all of the outstanding publicly held shares of Contour Medical, Inc. as part of its acquisition of Contour s majority owner, Retirement Care Associates. The announced purchase price of Contour s shares was $8.50 per share, payable in cash or Sun Healthcare Group, Inc. stock, at the option of the acquirer. The Fund' Debenture is convertible into 500,000 shares of Contour s common stock at a price of $5.00 per share.

     The Fund has a right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

DWYER GROUP, INC.
-----------------

     Dwyer Group, Inc. is a holding company for service-based businesses providing specialty services internally through franchising.

     On June 2, 1995 Renaissance purchased in the open market 4,000 shares of Dwyer Group, Inc s common stock at a cost of $12,320. On June 9, 1995, the Fund and the Company entered into a Stock Purchase Agreement in which the Fund agreed to purchase from the Company 70,000 shares of common stock at $3.50 per share for a total aggregate consideration of $245,000. Also on June 9, 1995, the Fund entered into a Stock Purchase Agreement with the Estate of Donald J. Dwyer, Deceased pursuant to which the Fund agreed to purchase from the Estate 300,000 shares of common stock at $3.00 per share for a total consideration of $900,000. The stock purchased pursuant to the Stock Purchase Agreements is covered by a Demand Registration Rights Agreement.

     The Fund first acquired 4,000 shares of Dwyer in the open market on June 2, 1995 at a cost of $12,320. Purchases in the market by month have been:

                Month                  No. of               Cost of
              Purchased                Shares               Shares
             -----------              --------             ---------
             June, 1995                43,100              $ 135,242
             July, 1995                20,000                 71,600
             November, 1995            33,500                 91,474
             December, 1995            38,300                105,230
             February, 1996            17,000                 47,872
             March, 1996               54,500                147,839
             April, 1996                5,000                 13,420
             May, 1996                118,600                296,505
                                      -------             ----------
                                      330,000               $909,182
                                      -------             ----------

     The Partnership does not have a Director Designee on the Board of Directors of Dwyer Group, Inc.

INTEGRATED SEDURITY SYSTEMS, INC.
---------------------------------

     The Company is a holding company which designs, develops, manufactures, sells and services commercial security and traffic control devices. In addition, it sells fully integrated turnkey security systems that control and monitor access to governmental, commercial and industrial sites.

     On December 31, 1996, the Fund invested $2,300,000 in a 9% Convertible Debenture of Integrated Security Systems, Inc. The Debenture has a mandatory monthly principal installments beginning December 1, 1999, which will amortize approximately one-half of the principal prior to maturity on December 1, 2003. The Debentures are callable at 120% of par, once specific earnings per share and bid price tests of the underlying common stock are met.

     At the option of the Fund and in multiples of $10,000, the Debentures are convertible into common stock of Integrated Security Systems, Inc. at $1.05 per share. The conversion price is subject to certain anti-dilution provisions and is subject to a one-time adjustment in 1997. The adjustment is predicated on earnings and the bid price of the Company s stock. The Fund has the right to demand stock registration and certain piggyback stock registration rights. Costs of two demand registrations are at the Company s expense if commenced subsequent to July 12, 1998.

     In addition to the Fund s investment on December 31, 1996, RUSGIT made an identical investment of $2,300,000 in Integrated Security Systems, Inc. The investment by RUSGIT was made on a pari-passu basis with the Fund.

     The Fund has a right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

INTERSCIENCE COMPUTER CORPORATION.
----------------------------------

    Interscience provides third party maintenance to large data centers and high-speed production printers. Interscience s field engineers provide top quality on-site care, operational advice and prompt delivery of parts. Interscience also develops and markets consumable products used in various printing processes. Interscience experiences a high rate of reoccurring revenue because of their long- term service contracts.

     On September 22, 1994, the Fund purchased 36,000 shares of Interscience Computer Corporation s ("Interscience") Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") with a stated value of $100 per share for a purchase price of $3,600,000.

     The holders of the Series A Preferred Stock shall be entitled to receive, when, as and if declared by the board of directors of Interscience, out of funds legally available therefor, cumulative dividends at the annual rate of 7.5% of the stated value of the 2nd Series A Preferred Stock. In addition, Interscience shall pay the Fund a 1.5% management fee per year.
The holders of Series A Preferred Stock shall be entitled to vote upon all matters presented to the stockholders, together with the holders of common stock as one class, except (i) as otherwise required by law and (ii) with respect to the election of directors to the Interscience s board of directors. Each share of Series A Preferred Stock shall entitle the holder thereof to that number of votes equal to the number of shares of common stock into which one share of Series A Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting or the date of the consent of stockholders if action is being taken by written consent. At any meeting of the shareholders of Interscience at which directors are elected to Interscience s board of directors, the holders of shares of Series A Preferred Stock shall have the right, voting separately as a class, to elect one director to the board of directors. To date, the Investment Adviser has not exercised this right and has attended board meetings only as an advisory director. In addition, if Interscience defaults under the purchase agreement with the Fund, the Fund has the right to elect a majority to the board of directors of Interscience.

     Each share of Series A Preferred Stock shall be convertible into a number of shares of Common Stock determined by dividing (i) $100 by (ii) the conversion price in effect on the Conversion Date. The conversion price at which shares of common stock shall initially be issuable upon conversion of the shares of Series A Preferred Stock shall be $6.00 (initially, 600,000 shares of common stock for $3,600,000). The Conversion Price shall be subject to further adjustment including anti-dilution provisions.

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

     If any of the Series A Preferred Stock remains outstanding on or after September 23, 2000 then at any time thereafter during the period that any shares of the Series A Preferred Stock remain outstanding, the remaining holders of the Series A Preferred Stock shall have the right to elect the smallest number of directors constituting a majority of the authorized number of directors of Interscience, and the holders of the Common Stock shall have the right to elect the remaining directors.

     On April 4, 1996, the Fund purchased 4,000 shares of Interscience Computer Corporation s Series B Cumulative Convertible Preferred Stock, stated value $100 per share for $400,000. The holders of the stock are entitled to receive dividends at an annual rate of 7.5%, the dividends to be cumulative. The stock bears voting privileges similar to those of the Series A stock discussed above. The Series B Preferred stock is convertible into common at an initial rate of $5.00 per share. The conversion is subject to anti-dilution provisions. The Series B Preferred stock also carries the failure to convert or redeem provisions if outstanding after September 23, 2000 as the Series A Preferred stock.

     On March 6, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the bankruptcy code.

     The Fund has the right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

JAKKS PACIFIC, INC.
-------------------

      On December 31, 1996, the Fund invested $3,000,000 in a 9% Convertible Debenture of JAKKS Pacific, Inc. The Debenture has mandatory monthly principal installments beginning December 31, 1999, which will amortize approximately one-half of the principal prior to maturity on December 31, 2003. The Fund has the option of redemption in the event of the death or disability of the Company s CEO, Mr. Jack Friedman. The Loan Agreement requires key employee insurance on Mr. Friedman s life to meet this requirement.

     At the option of the Fund and in multiples of $10,000, the Debentures are convertible into common stock of JAKKS at an initial price of $8.50 per share. The conversion price is subject to certain anti-dilution provisions and is subject to a one-time adjustment. If the Company has achieved proforma before tax earnings of $2,928,500 at December 31, 1996, the conversion price will be adjusted to $9.00. However, if this level is not achieved, the conversion price will be adjusted to 76% of the average closing bid price of common stock for the 21 consecutive trading days following the Company s public press release of its 1996 fiscal year end financial results. The Fund has the right to demand stock registration and certain piggyback stock registration rights. Costs of two demand registrations are at the Company s expense if commenced subsequent to December 31, 1998.

     The Company is engaged in the development, marketing and distribution of toys and electronic products for children.

     In addition to the Fund s investment on December 31, 1996, RUSGIT made an identical investment of $3,000,000 in JAKKS Pacific, Inc. The investment by RUSGIT was made on a pari-passu basis with the Fund.


PACKAGING RESEARCH CORPORATION
------------------------------

     Packaging Research Corporation manufactures food processing equipment and through its subsidiary, Mama Rizzo s, manufactures and distributes premium pasta sauces.

     On March 4, 1997, Packaging Research Corporation filed to reorganize under Chapter 11. The Company has filed a motion which is pending to sell substantially all of its operating assets.

     The Fund has a right to designate a nominee to the Board of Directors of the Company, which disignee may serve as a Director or Advisory at his or her election.

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

     On August 23, 1996, Mama Rizzo s, Inc. ("MRI") the Company s wholly owned subsidiary, filed a voluntary petition seeking relief under Chapter 11 of the Bankruptcy Code. Subsequent to that filing, the Fund advanced $93,900, with court approval, in order to facilitate the orderly completion of inventory and to pay administrative costs. MRI has sold its equipment and inventories as well as all intangibles. A sale of the remaining office equipment is currently being planned.

     PRC s bank and first lien holder has notified PRC it is in default and is demanding payment. The Company has suffered from an inability to obtain the working capital necessary to complete its orders. The Independent Directors of the Fund have elected to provide a reserve for valuation on this investment in order to reflect the Fund s estimate of recoverable value.

PORE BROTHERS, INC.
--------------------

     Poore Brothers manufactures and distributes a line of potato chips and popcorn in the Phoenix, Arizona and Nashville, Tennessee areas and distributes its own branded products and other products in the Phoenix and Houston areas.

     On May 31, 1995 the Fund advanced Poore Brothers, Inc. $2,100,000 under terms of a 9% Convertible Debenture. The Debenture is secured by a lien on the Company s intangible assets and trademarks; however, the Company s other assets are pledged to senior secured lenders. The total amount of borrowings issued under the loan agreement is $2,700,000 with First Interstate Equity Corporation advancing $600,000.

     The Debenture is convertible into common stock of the Company at a ratio equal to 1,926,606 shares of common stock of the Company for $2,100,000 (initially $1.09 per share); provided, however, that the conversion price shall be subject to adjustment at times and in accordance with the anti-dilution provisions of the debenture. The debenture, at the option of the Company may be redeemed in whole, but not in part, at 120% of par, provided the following has occurred: (i) the Company has completed an initial public offering of its securities; (ii) the closing bid price for the company s common stock averages at least $4.00 for a period of 30 consecutive trading days and the stock is listed on NASDAQ, AMEX or NYSE; (iii) the $4.00 call price is supported by a minimum of $0.20 annual earnings per share fully diluted for the immediately preceding fiscal year; and (iv) the shares of common stock underlying the debenture are fully registered. Interest is payable monthly commencing July 1, 1995. Monthly principal payments are scheduled to begin July 1, 1998 which installments will amortize approximately one-half of the principal prior to maturity on July 1, 2002.

     The Fund has the right to demand stock registration and certain piggyback stock registration rights, and at least two registrations will be at the Company s expense. The Fund has the right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

     On December 11, 1996, the Fund converted $311,429 of its debentures into 285,715 shares of the Company s common stock which were sold on that date as part of the Company s initial public offering. The Fund received $900,002 for the stock resulting in a gain of $588,573. The Fund has agreed not to proceed with any additional conversion or sale without the agreement of the Company s underwriter until January 1, 1998.

TOPRO, INC.
-----------

     Topro, Inc. provides control system integration products and services. It also is a distributor and manufacturer s representative of component devises used in control applications.

     On February 21, 1996, the Fund invested $1,500,000 in a 9% convertible debenture of Topro, Inc. The Debenture has mandatory monthly principal installments beginning March 1, 1999, which will amortize approximately one-half of the principal prior to maturity on March 1, 2003. The Debentures are callable at 120% of par, once specific earnings per share and bid price tests of the underlying common stock are met.

     The Fund received Warrants to purchase 225,000 shares of the Company s stock on February 21, 1996. These Warrants are exercisable at a price of $2.00 per share and expire on March 31, 1999.

     On March 5, 1996, the Fund invested in Topro, Inc. Debenture No. 2 in the amount of $1,000,000. This Debenture contains substantially the same covenants and terms as Debenture No. 1.

     The Fund received Warrants to purchase 150,000 shares of the Company s stock on March 5, 1996. These Warrants are exercisable at a price of $2.00 per share and will expire on March 31, 1999.

     On June 17, 1996, the Fund invested in Topro, Inc. Debenture No. 3 in the amount of $1,000,000. This Debenture contains substantially the same covenants and terms as Debenture No. 1 and No. 2, and is included by amendment to the original Loan Agreement. The terms and conditions of this Debenture No. 3 were substantially the same as the first two Debentures, except for the initial conversion price being set at $2.25 per share in Debenture No. 3 and a maturity date of June 1, 2003. The initial conversion price of Debenture No. 3 was reduced to $1.50 by subsequent agreement.

     In addition to the Fund s investments in Debenture No. s 1, 2 and 3 discussed above, RUSGIT made an identical investment of $1,200,000 in Convertible Debentures of Topro, Inc. on October 30, 1996. The investment by RUSGIT was under the same terms and conditions as the Fund s investment with the exception of timing. The conversion rate of the RUSGIT investment is at $1.50 per share,

     The Fund has a right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.


VOICE IT WORLDWIDE, INC.
------------------------

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

     The Debenture is convertible into common stock of the Company initially at $2.625 per share, provided that the conversion price shall be subject to a one-time adjustment at the time of filing its 1996 Form 10KSB and additional adjustments at times and in accordance with the anti-dilution provisions of the debenture.

     In addition to the Debentures, the Fund, on October 27, 1995 purchased for $50,000 Warrants to purchase 915,000 shares of common stock from Voice It Worldwide, Inc. at a purchase price of $2.75 per share. The Warrants are exercisable on the date of purchase and are void after October 27, 1998. The Warrants are subject to anti-dilution provisions. If after October 27, 1996, the closing bid price of the Company s common stock averages greater than $6.00 per share for twenty consecutive trading days prior to notice to call, the Warrants may be redeemable for $45,750. Effective December 31, 1996, the conversion rate on the Debentures was reset from $2.625 per share to $0.95 per share and the Warrant price was reset at $1.25 per share.

     The Company designs, develops and markets the "Voice It" personal note recorder which allows the user to verbalize reminders and short messages without paper or pencil. The products utilize computer chips and are the size of credit cards one-quarter inch thick.

     The Fund has the right to demand stock registration and certain piggyback stock registration rights, and at least two registrations will be at the Company s expense. The Fund has the right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

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

  COMPETITION FOR INVESTMENTS

     The Fund has significant competition for investment proposals. Competitive sources for growth capital for the industry include insurance companies, banks, equipment leasing firms, investment bankers and private investors. Many of these sources have substantially greater financial resources than is contemplated will be available to the Fund. Therefore, the Fund will have to compete for investment opportunities based on its ability to respond to the needs of the prospective company and its willingness to provide management assistance. In some instances, the Fund's requirements as to provision of management assistance will cause it to be non-competitive.

  PERSONNEL

     The Fund has no direct employees, but instead has contracted Renaissance Group pursuant to the Investment Advisory Agreement to provide all management and operating activities. Renaissance Group currently has twelve employees who are engaged in performing the duties and functions required by the Fund. At the present time, a substantial portion of Renaissance Group s staff time is devoted to activities of the Fund. However, because of the diversity of skills required, the Fund cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Fund.

     The Investment Advisor currently serves as General Partner and manager to Renaissance Capital Partners, Ltd. ("Renaissance I") and Renaissance Capital Partners II, Ltd. ("Renaissance II") as well as the Investment Advisor to Renaissance U.S. Growth & Income Trust PLC ("RUSGIT").
Renaissance I and Renaissance II are BDC s with investment objectives similar to those of the Registrant. Renaissance I and Renaissance II are not actively seeking additional investments. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily pari-passu with Renaissance III. In 1996, RUSGIT raised a net investment of approximately $30,789,000 and invested in four investments totaling $9,000,000. In addition, Renaissance Capital Group, Inc. may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                   PART II

ITEM 5. MARKET FOR REGISTRATN S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING

     As of December 31, 1995 there was no trading in the shares of the Fund and no established market exists for those shares. Pursuant to the prospectus dated May 25, 1994 transfers of the shares shall be restricted during the offering period and for six (6) months following termination of the offering. On April 30, 1996, the Fund s common stock began trading on the Nasdaq National Market under the trading symbol RENN.

NUMBER OF HOLDERS

     As of December 31, 1996 there were approximately 2,000 beneficial holders of common stock.

DIVIDEND POLICY

     The investment objective of the Fund is current income and long term capital appreciation. The Fund has elected to be treated as a "regulated investment company" under Subchapter M of the Internal Revenue Code and will, on a quarterly basis, distribute substantially all current income in the form of a dividend. Since the Fund was in an offering phase for all of 1994, no dividends were paid; however, shareholders received a dividend on April 30, 1995, representing their pro rata portion of income earned by the Fund in 1994. Thereafter, the Fund has paid out dividends on a quarterly basis.

ITEM 6.  SELECTED FINANCIAL DATA.

     As of December 31, 1996, 1995 and 1994 and for the year ended December 31, 1995 and the period from January 20, 1994 (inception) through December 31, 1994:

                                        1996         1995         1994
                                        ----         ----         ----
Gross Income, (including
   realized gain)                $  3,843,726    $ 3,070,938    $  573,868
Net Unrealized Appreciation
   on Investments                   7,779,315        698,270             0
Net Income                         10,060,620      2,503,034       206,970
Net Income Per Share                     2.32           0.59          0.08
Total Assets                       50,688,180     41,995,915    39,476,579
Net Assets                         49,130,320     40,500,172    39,182,585
Net Assets Per Share                    11.32           9.54          9.42


ITEM 7. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The purpose of the Fund is to provide growth capital to small and medium size public companies whose ability to service the securities is sufficient to provide a quarterly return to the shareholders and whose growth potentials are sufficient to provide opportunity for above average capital appreciation.

SOURCES OF OPERATING INCOME

     Generally, the major source of operating income for the Fund is investment income, either in the form of interest on debentures, dividends on stock, or interest on securities held pending investment in Portfolio companies. However, the Fund also anticipates generating income through capital gains. The Fund will generally structure investments to obtain a current return that is competitive with other long term finance sources available to potential Portfolio Companies. Further, the Fund may in some cases receive placement fees, draw-down fees and similar types of income. It might also receive management fee income.

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

     In the Spring of 1996, Renaissance Capital Group, Inc. formed RUSGIT, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily pari-passu with Renaissance III. In 1996, RUSGIT raised a new investment of approximately $30,789,000, and as of December 31, 1996, invested in four investments totaling $9,000,000.

     The determination regarding the existence of conflict of interest between these affiliated investment funds and the Registrant, and the resolution of any such conflict, shall vest in the discretion of the Board of Directors, subject to the requirements and resolution of the 1940 Act.

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

OPTIONAL DISTRIBUTIONS OF CAPITAL GAINS

     In addition to the regular quarterly dividends, it is intended that on an annual basis the Fund shall dividend out net realized capital gains. Further, when deemed appropriate by the Board of Directors and subject to registration requirements, the Fund may make in kind distribution of portfolio companies securities. However, the timing and payment of distributions, including in-kind distributions, is at the discretion of the Board of Directors.

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

     During the year 1995, the Fund invested in four additional portfolio companies with cost aggregating $9,348,546 after doing intensive due diligence on a total of fifteen potential companies. Dividends paid to
investors in 1995 amounted to $798,050.   Net income in 1995 from operating
activities and interest income on funds invested in U.S. government and agency obligations pending investment in portfolio companies, net of operating expenses and management fees, amounted to $2,503,034. Cash used by operating activities in 1995 amounted to $1,234,699.

     The Fund's other potential sources of available capital include gains from capital transactions and additional investments made pursuant to the Fund's Dividend Reinvestment Plan. In 1995, the Fund received reinvested dividends in the amount of $424,717 and additional investments as provided for in the Fund Guidelines of $376,082. No capital gains were realized by the Fund during 1995 and no capital gain dividend payments were made.

     During the year ended December 31, 1996, the Fund invested $13,099,536 in six new portfolio investments and in follow-on investments. Dividends paid to investors in 1996 amounted to $2,406,381 including 1995 accrued dividends paid in 1996 and shares purchased for reinvestment amounted to $100,217. Net income from operating activities and interest income on funds invested in U.S. government and agency obligations, pending investment in portfolio companies, net of operating expenses and management fees amounted to $10,060,620. The net cash provided by operating activities was $4,498,954. The Fund also received $1,334,808 upon the sale of portfolio investments and $357,250 was received from additional investments in the Fund s stock while dividend reinvestments were $685,416.

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

RESULTS OF OPERATIONS

1995 Compared to 1996
---------------------

     During 1996, the Fund made additional portfolio investments aggregating $13,099,536 compared to $9,348,546 in 1995. As a result of these investments and earnings held for future investments, the Fund s 1996 total income was $11,623,041, consisting of the following components: (i) interest income of $2,182,594; (ii) dividend income of $306,190; (iii) fee income of $359,323;
(iv) realized gains on investments of $995,296; and (v) unrealized appreciation on investments of $7,779,315.

     The aggregate 1996 income of $11,623,041 exceeded the aggregate 1995 income of $3,769,208 primarily as a result of the realized gains of $995,296 and an increase in unrealized appreciation to $7,779,315 in 1996 as compared to $698,270 in 1995. The Fund s operating expenses incurred in 1996 were $1,562,421 as compared to $1,266,174 in 1995. During 1996, an incentive fee of $199,039 was paid to the Investment Advisor representing 20% of the Fund s realized capital gains, net of any realized capital losses. In addition, the management fees increased $69,798 in 1996.

     As a result, the Fund s net income increased to $10,060,620 in 1996 as compared to $2,503,034 in 1995.

1994 Compared to 1995
---------------------

     The Fund became operational in January 20, 1994 and had no significant operations prior to that time.

     The Registration Statement became effective on May 25, 1994. The offering was closed on December 31, 1994. At the close of the offering the Fund had raised net capital of approximately $38,975,000.

     During 1995, the Fund made four additional Portfolio investments with an aggregate cost of $9,348,546 compared to one such investment in 1994 with an aggregate cost of $3,600,000. As a result of the new and prior Portfolio investments and earnings on funds held for future investments, the Fund's 1995 income totaled $3,769,208, consisting of the following components: (i) interest income of $2,587,738; (ii) dividend income of $256,521 (iii) fee income of $226,679 and (iv) unrealized appreciation on investments of $698,270.

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

     For the Index to Financial Statements, see "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required by this item is incorporated by reference from the Fund s definitive proxy statement to be filed no later than April 4, 1997 pursuant to regulation 14A of the General Rules and Regulations under the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this item is incorporated by reference from the Fund s definitive proxy statement to be filed no later than April 4, 1997 pursuant to regulation 14A of the General Rules and Regulations under the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is incorporated by reference from the Fund s definitive proxy statement to be filed no later than April 4, 1997 pursuant to regulation 14A of the General Rules and Regulations under the Exchange Act, and amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     Transactions, including operational responsibility, duties and compensation, are governed by the Investment Advisory Agreement.

PAYMENTS TO OFFICERS OF RENAISSANCE GROUP

     Certain officers of Renaissance Capital Group, Inc. will perform professional services for the Registrant and be compensated therefor. In that regard, Mr. Roelke, who served as Senior Vice President, General Counsel and Director for Renaissance Capital Group, Inc. and as General Counsel and Director of the Fund, until his retirement on December 31, 1996, has been primarily responsible for SEC filings, and for legal matters related to the formation and operation of Registrant, including the preparation of investment documents and review of legal matters relating to the Fund s investment program.

     Included in general and administrative expenses of the Fund for 1996 was an aggregate of approximately $17,810 paid to Renaissance Capital Group as reimbursement for legal services provided to the Fund by Elroy G. Roelke, as General Counsel for the Fund. In 1995, in addition to charges by Elroy G. Roelke, the Fund incurred similar charges from Mr. Thomas J. Spackman, Jr., who was Associate General Counsel, until his resignation on September 15, 1995, when he entered private practice. Charges of this nature included in 1995 were $83,318.

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

AFFILIATED INVESTMENT COMPANIES

     Renaissance Group has formed other investment funds to make investments in similar portfolio companies and may, in the future, form additional similar funds. Specifically, Renaissance Group has formed Renaissance Capital Partners, Ltd. ("Renaissance I") and raised net capital contributions of approximately $12,100,000 in a private placement offering and Renaissance Capital Partners II, Ltd. ("Renaissance II") and raised net capital contributions of approximately $39,065,000. Both Renaissance I and Renaissance II are fully invested.

     The determination of whether a conflict of interest does, or does not exist between any party and the Fund in the future, and the methods of resolution of any such conflict, shall vest in the discretion of the Board of Directors, subject to the requirements and restrictions of the 1940 Act.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

DOCUMENTS FILED AS PART OF THIS FORM 10-K

     Financial Statements: The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.

     FINANCIAL SCHEDULES:

          There are no schedules presented since none are applicable.

REPORTS ON FORM 8-K

     The Fund did not file a report on Form 8 K during the fourth quarter of 1996.

EXHIBITS

     3.1 Renaissance Capital Growth & Income Fund Amended Articles of Incorporation and By-laws (1)
    10.1   Investment Advisory Agreement as of February 15, 1994 (1)
    10.2   Dividend Reinvestment Plan (1)
   -----
   (1) Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission on February 25, 1994 (Registration No. 33-75758).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 1997

                           Renaissance Capital Growth & Income Fund III, Inc. (Registrant)

                                          /s/ Russell Cleveland
                                    By: ______________________________
                                            Russell Cleveland,
                                            President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.





Signature                  Capacity in Which Signed             Date
----------                 ------------------------             -----


/s/ Russell Cleveland
---------------------
Russell Cleveland        Chairman, President and Director    March 28, 1997
                         of the Fund


/s/ Barbe Butschek
--------------------
Barbe Butschek           Senior Vice President, Secretary    March 28, 1997
                         and Treasurer and Chief Financial
                         Officer

/s/ Ernest C. Hill
--------------------
Ernest C.  Hill          Director of the Fund                March 28, 1997



/s/ Thomas W. Pauken
--------------------
Thomas W. Pauken         Director of the Fund                March 28, 1997



/s/ Peter Collins
--------------------
Peter Collins            Director of the Fund                March 28, 1997



/s/ Richard W. Snyder
---------------------
Richard W. Snyder        Director of the Fund                March 28, 1997

                        INDEX TO FINANCIAL STATEMENTS


                                                               Page

Independent Auditors' Report                                   F-2

Statements of Financial Condition                              F-3
December 31, 1996 and 1995

Statements of Investments-                               F-4 through F-6
December 31, 1996 and 1995

Statements of Operations -                                     F-7
Years ended December 31, 1996, 1995 and
January 20, 1994 (inception) through December 31, 1994

Statements of Changes in Net Assets                            F-8
Years ended December 31, 1996, 1995 and
January 20, 1994 (inception) through December 31, 1994

Statements of Cash Flows -                                     F-9
Years ended December 31, 1996, 1995 and
January 20, 1994 (inception) through December 31, 1994

Notes to Financial Statements                           F-10 through F-14

                     INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Renaissance Capital Growth & Income Fund III, Inc.:

We have audited the accompanying statements of financial condition of Renaissance Capital Growth & Income Fund III, Inc., including the statements of investments, as of December 31, 1996 and 1995, and the related statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 1996 and the period January 20, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1996 and 1995, by examination of securities held in safekeeping for the Company and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996 and the period January 20, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP



Dallas, Texas
February 7, 1997

                      RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                            Statements of Financial Condition

                               December 31, 1996 and 1995



           Assets                              1996          1995
          --------                             ----          ----
Cash and cash equivalents                  $ 15,841,272  $  3,378,905
Short term investments at quoted
 market value, cost of $21,348,889
 at December 31, 1995 (note 5)                    -        21,550,005
Investments at fair value, cost of
 $25,708,570 and $12,948,546
 at December 31, 1996 and 1995,
 respectively (note 4)                       34,186,155    13,445,700
Receivable from sale of investment (note 6)       -         2,500,000
Accounts receivable                             169,486       119,003
Interest receivable                             158,029       544,356
Organization costs, net of accumulated
 amortization                                   333,238       457,946
                                             ----------    ----------
                                           $ 50,688,180  $ 41,995,915
                                             ==========    ==========

                        Liabilities and Net Assets
                        --------------------------

Liabilities:
 Accounts payable                          $     36,077  $      -
 Accounts payable-affiliate (note 3)            523,923       307,607
 Dividends payable                              997,860     1,188,136
                                              ---------     ---------
                                              1,557,860     1,495,743
                                              ---------     ---------
Net assets (note 7):
 Common stock, $1 par value; authorized
  20,000,000 shares; 4,339,422 and 4,244,630
  shares issued and outstanding at December 31,
  1996 and 1995, respectively (note 3)        4,339,422     4,244,630
 Additional paid-in capital                  36,222,567    35,531,724
 Undistributed net investment income          8,568,331       723,818
                                             ----------    ----------
          Net assets, equivalent to $11.32
          and $9.54 per share on the 4,339,422
          and 4,244,630 shares outstanding
          at December 31, 1996 and 1995,
          respectively                       49,130,320    40,500,172

Commitments and contingencies (notes 3 and 4)
                                             ----------    ----------
                                           $ 50,688,180  $ 41,995,915
                                             ==========    ==========

See accompanying notes to financial statements.

                     RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                               Statements of Investments

                               December 31, 1996 and 1995

                                                        1996
                                   -----------------------------------------
Eligible Portfolio Investments-
 Convertible Debentures and      Interest    Due                      Fair
 Notes Receivable                  rate      date        Cost         Value
 ----------------                 -------    -----       -----       ------

Valued at fair value as determined
 by the Investment Advisor (note 4):

  Voice It Worldwide, Inc. -
   Convertible debenture            8.0%   11/1/02  $  2,450,000  $2,828,750

  Packaging Research Corporation (1):
   Convertible debenture            9.0     1/1/03    33,200,000     800,000
   Note receivable                 15.0    2/28/97        93,900

  Poore Brothers, Inc. -
   Convertible debenture            9.0     7/1/02     1,788,571   5,926,945

  Contour Medical, Inc. -
   Convertible debenture            9.0     7/1/03     2,500,000   2,500,000

  Topro, Inc. -
   Convertible debenture            9.0     varies     3,500,000   5,707,500

  Jakks Pacific, Inc. -
   Convertible debenture            9.0    12/31/03    3,000,000   3,000,000

  Integrated Securities Systems -
   Convertible debenture            9.0    12/31/03    2,300,000   7,414,047
                                                      ----------  ----------
                                                      18,832,471  28,177,242
  Other Portfolio Investments -
   Convertible Debenture
   ---------------------
Valued at fair value as determined by
the Investment Advisor (note 4):

  Bentley Pharmaceuticals, Inc. -
   Convertible debenture           12.0    2/13/06      744,800    1,040,000
                                                       --------   ----------
                                                        744,800    1,040,000
                                                        -------   ----------

(1) Interest payments under the terms of the convertible debenture or note receivable are delinquent as of December 31, 1996.

                                                                 (Continued)

                        RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                                        1996
                                        -------------------------------------

Eligible Portfolio Investments
 - Common Stock, Preferred Stock                                      Fair
   and Warrants                         Shares         Cost           Value
   ------------                         ------         ----           -----

Valued at fair value as determined by
the Investment Advisor (note 4):

  Interscience Computer Corporation:
   Series A, cumulative convertible
    redeemable preferred stock          36,000    $  3,600,000      2,600,000
   Series B, cumulative convertible
    preferred stock                      4,000         400,000        400,000

   Topro, Inc. - warrants to purchase
    375,000 shares of Topro, Inc.
    common stock                       375,000           -            220,313

   Voice It Worldwide, Inc. - warrants
    to purchase 25,000 shares of
    Voice It Worldwide, Inc. common
    stock                               25,000           -              -

   Voice It Worldwide, Inc. - warrant
    to purchase 915,000 shares of
    Voice It Worldwide, Inc.
    common stock                             1          50,000         50,000
                                                     ---------      ---------
                                                     4,050,000      3,270,313
                                                     ---------      ---------
   Other Portfolio Investments -
   Common Stock and Warrants
   -------------------------

   Dwyer Group, Inc. - common stock    700,000       2,054,182      1,305,600

   Bentley Pharmaceuticals, Inc. -
    warrants to purchase 393,000
    shares of Bentley Pharmaceuticals,
    Inc. common stock                  393,000          27,117        393,000
                                                    ----------     ----------
                                                     2,081,299      1,698,600
                                                    ----------     ----------
                                                  $ 25,708,570     34,186,155
                                                    ==========     ==========

                                                                 (Continued)

                  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                                          1995
                                            -------------------------------
Eligible Portfolio Investments -
 Common Stock, Preferred Stock and                                     Fair
 Warrants                                   Shares        Cost        Value
 ---------                                  ------        ----        ------

Valued at fair value as determined by
the Investment Advisor (note 4):

   Dwyer Group, Inc. - common stock        504,900  $  1,548,546    1,435,700

   Interscience Computer Corporation-
    Series A, cumulative convertible
    redeemable preferred stock              36,000     3,600,000    3,600,000

   Voice It Worldwide, Inc. - warrant
    to purchase 915,000 shares of
    Voice It Worldwide, Inc. common stock        1        50,000       50,000
                                                       ---------    ---------
                                                       5,198,546    5,085,700
                                                       ---------    ---------
   Eligible Portfolio Investments -  Interest   Due
    Convertible Debentures             Rate    Date
    ----------------------             ----    ----

Valued at fair value as determined by
the Investment Advisor (note 4):

  Packaging Research Corporation -
   Convertible debenture                9.0%  1/1/03   3,200,000    3,810,000

  Poore Brothers, Inc. -
   Convertible debenture                9.0   7/1/02   2,100,000    2,100,000

  Voice It Worldwide, Inc.-
   Convertible debenture                8.0  11/1/02   2,450,000    2,450,000
                                                       ---------    ---------
                                                       7,750,000    8,360,000
                                                       ---------    ---------
                                                    $ 12,948,546   13,445,700
                                                      ==========   ==========


See accompanying notes to financial statements.

                   RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                Statements of Operations

                       Years ended December 31, 1996 and 1995 and the
              period January 20, 1994 (inception) through December 31, 1994


                                              1996        1995         1994
                                              ----        ----         ----
Income:
  Interest                             $  2,182,917    2,587,738      412,890
  Dividend income                           306,190      256,521       74,157
  Commitment and other fees                 359,323      226,679       86,821
                                          ---------    ---------      -------
                                          2,848,430    3,070,938      573,868
                                          ---------    ---------      -------
Operating expenses (note 3):
  General and administrative                584,183      556,793      135,928
  Incentive fee                             199,059        -            -
  Management fees                           779,179      709,381      230,970
                                          ---------    ---------      -------
                                          1,562,421    1,266,174      366,898
                                          ---------    ---------      -------
    Operating income                      1,286,009    1,804,764      206,970

Investment income:
  Net unrealized appreciation
   on investments                         7,779,315      698,270        -
  Net realized gain on investments          995,296        -            -
                                          ---------     --------      -------
       Investment income                  8,774,611      698,270        -
                                          ---------     --------      -------

       Net income                      $ 10,060,620    2,503,034      206,970
                                         ==========    =========      =======

Net income per share (note 1(d))       $       2.32          .59          .08
                                         ==========    =========      =======


See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                              Statements of Changes in Net Assets

                   Years ended December 31, 1996 and 1995 and the period January 20, 1994 (inception) through December 31, 1994




Proceeds from issuance of 4,158,897 shares, net of
 syndication fees and brokers commissions of
 $3,237,438 (note 3)                                           $ 38,975,555

Net income                                                          206,970
                                                                 ----------
Net assets, December 31, 1994                                    39,182,525

Net income                                                        2,503,034

Dividends                                                        (1,986,186)

Proceeds from issuance of 40,141 shares (note 7)                    376,082

Reinvested dividends to purchase 45,592 shares (note 7)             424,717
                                                                 ----------
Net assets, December 31, 1995                                    40,500,172

Net income                                                       10,060,620

Dividends                                                        (2,216,105)

Proceeds from issuance of 10,617 shares (note 7)                    100,217

Reinvested dividends to purchase 74,175 shares (note 7)             685,416
                                                                 ----------
Net assets, December 31, 1996                                  $ 49,130,320
                                                                 ==========

See accompanying notes to financial statements.

                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                              Statements of Cash Flows

                Years ended December 31, 1996 and 1995 and the period January 20, 1994 (inception) through December 31, 1994

                                           1996         1995          1994
                                           ----         ----          ----
 Cash flows from operating activities:
  Net income                         $ 10,060,620     2,503,034     206,970
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Net unrealized appreciation
     on investments                    (7,779,315)     (698,270)      -
  Net realized gain on investments     (995,296)          -           -
    Discount accretion on short-term
     investments                            -          (107,973)    (16,272)
    Amortization of organization costs    124,708       124,709      40,889
    Increase (decrease) in receivable
     from sale of investment            2,500,000    (2,500,000)
    Increase in accounts receivable       (50,483)      (25,396)    (93,607)
    Decrease (increase) in interest
     receivable                           386,327      (544,356)      -
    Increase in organization costs          -             -        (623,544)
    Increase in accounts payable           36,077         -           -
    Increase in accounts payable-
     affiliate                            216,316        13,553     294,054
                                        ---------    ----------     -------
      Net cash provided by (used in)
       operating activities             4,498,954    (1,234,699)   (191,510)
                                        ---------    ----------     -------
Cash flows used in investing activities :
    Purchases of investments          (13,099,536)   (9,348,546) (3,600,000)
    Proceeds from sale of investments   1,334,808         -           -
    Decrease in short term investments,
     net                               21,348,889       460,823 (21,685,467)
                                       ----------    ----------  ----------
      Net cash provided by (used in)
       investing activities             9,584,161    (8,887,723)(25,285,467)
                                       ----------    ----------  ----------
Cash flows from financing activities:
    Net proceeds from issuance of shares  100,217       808,257  38,543,380
    Reinvested dividends to purchase
     shares                               685,416       424,717      -
    Cash dividends                     (2,406,381)     (798,050)     -
                                        ---------    ----------  ----------
      Net cash provided by (used in)
       financing activities            (1,620,748)      434,924  38,543,380
                                        ---------    ----------  ----------
   Net increase (decrease) in
    cash and cash equivalents          12,462,367    (9,687,498) 13,066,403
   Cash and cash equivalents at
    beginning of the period             3,378,905    13,066,403       -
                                       ----------    ----------  ----------
   Cash and cash equivalents at
    end of the period                $ 15,841,272     3,378,905  13,066,403
                                       ==========     =========  ==========
Noncash financing activities:
The fourth quarter dividends of $997,860 and $1,188,136 were accrued as of December 31, 1996 and 1995, respectively.
As of December 31, 1994, $432,175 in subscriptions receivable were held in escrow by a bank.
See accompanying notes to financial statements.

                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                           Notes to Financial Statements

                          December 31, 1996, 1995 and 1994

(1) Organization and Business Purpose
    ---------------------------------
Renaissance Capital Growth & Income Fund III, Inc. (the Fund), a Texas corporation, was formed on January 20, 1994. The Fund offered to sell shares in the Fund until closing of the offering on December 31, 1994. The Prospectus of the Fund required minimum aggregate capital contributions by shareholders of not less than $2,500,000 and allowed for maximum capital contributions of $50,000,000. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which Renaissance Capital Group, Inc. (Investment Advisor) believes offer the opportunity for growth. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (1940 Act).

(2) Summary of Significant Accounting Policies
    ------------------------------------------

    (a) Valuation of Investments
        ------------------------
Portfolio investments are stated at quoted market or fair value as determined by the Investment Advisor (note 4). The securities held by the Fund are primarily unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

    (b) Statements of Cash Flows
        ------------------------
The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    (c) Federal Income Taxes
        --------------------
The Fund has to elected the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund s investment company taxable income to its shareholders. It is the intent of management to distribute all of its investment company taxable income and long term capital gains within the defined period under the IRC to qualify as a regulated investment company. Therefore, no federal income tax provision is included in the accompanying financial statements.
                                                             (Continued)

                  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC
                         Notes to Financial Statements

    (d) Net Income Per Share
        --------------------
Net income per share is based on the weighted average of shares outstanding during 1996, 1995 and the period January 20, 1994
(inception) through December 31, 1994 of 4,332,390, 4,217,428 and
2,674,060, respectively.

    (e) Management Estimates
        --------------------
The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Fund that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

    (f) Organization Costs
        ------------------
Costs of organizing the Fund were capitalized and are being amortized on a straight-line basis over five years beginning with the commencement of the Fund's activities.

    (g) Financial Instruments
        ---------------------
In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Fund calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(3) Management and Organization Fees
    --------------------------------
Pursuant to the Prospectus, an initial share purchase of $100,000 was made by the Investment Advisor. Upon admission of additional shareholders at the closing of the offering described in Note 1 above, the Investment Advisor had the right to withdraw from the Fund and was entitled to receive a return of initial capital of $100,000 without interest. The right by the Investment Advisor to withdraw from the Fund was not elected and the initial capital contribution was retained by the Fund, therefore, increasing the shares issued by 10,000 in 1996.

                                                           (Continued)

                 RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC
                             Notes to Financial Statements

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

The Investment Advisor receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund paid, during the years ended December 31, 1996, 1995 and the period ended December 31, 1994, $779,179, $709,381 and $230,790, respectively, for such operational management fees. Amounts payable for such fees at December 31, 1996 and 1995 were $523,923 and $307,607, respectively.

The Investment Advisor was reimbursed by the Fund for administrative expenses paid by the Investment Advisor on behalf of the Fund. Such reimbursements were $219,758, $295,641 and $20,346, for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

The Investment Advisor is to receive an incentive fee in an amount equal to 20% of any of the Fund's realized capital gains computed net of all realized capital losses and unrealized depreciation. The Fund paid, during the year ended 1996, $199,059, for such incentive fee. For the year ended December 31, 1995 and the period ended December 31, 1994, no incentive fees were incurred.

(4) Investments
    -----------

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) (note 5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These investments are carried in the statements of financial condition as of December 31, 1996 and 1995, at fair value, as determined in good faith by the Investment Advisor. The investments held by the Fund are generally convertible after five years into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded, but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Dividends or interest on the convertible securities is generally payable monthly. The investments often have call options, usually commencing three years subsequent to issuance, at prices specified in the investment agreements.

The Prospectus and the original offering document specify that securities held by the Fund shall be valued as follows:

                                                           (Continued)

                   RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                         Notes to Financial Statements

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

                                                             (Continued)

                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                      Notes to Financial Statements

The financial statements include investments valued at $34,186,155 (67% of total assets) and $13,445,700 (32% of total assets) as of December 31, 1996 and 1995, respectively, whose value has been estimated by the Investment Advisor in the absence of a readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

As of December 31, 1996 and 1995, the net unrealized appreciation associated with investments held by the Fund was $8,477,585 and $698,270, respectively.

(5) Short Term Investments
    ----------------------

Short term investments were comprised of U.S. Government and Agency obligations bearing interest at ranges of 5.47% to 5.48% with maturities between March 28, 1996 and April 25, 1996 as of December 31, 1995. Such investments qualify for investment as permitted in Section 55(a)(1) through
(5) of the 1940 Act.

(6) Receivable from Sale of Investment
    ----------------------------------

As of December 31, 1995, the Fund had advanced $2,500,000 to a portfolio company. The Fund, however rescinded its investment and the proceeds were due from the portfolio company as of December 31, 1995. The entire $2,500,000 was reimbursed in full to the Fund during 1996.

(7) Purchase of Additional Shares
    -----------------------------

During the years ended December 31, 1996 and 1995, in accordance with Fund guidelines, additional contributions were received from certain shareholders which were used to purchase 10,617 and 40,141 additional Fund shares, respectively, issued directly by the Fund. As summarized in note 3, the Investment Advisor exercised its right to convert its initial share purchase to 10,000 shares in 1996.

Also, in accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund, purchasing 74,175 and 45,592 Fund shares issued directly by the Fund in 1996 and 1995, respectively.