Form 10-Q
period 1997-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1997-05-23
CIK 919567

                                          UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C.  20549

                                            FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended March 31, 1997

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

                           Yes  X             No

4,342,942 shares of common stock outstanding at March 31, 1997.

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

                                 Assets
                                 ------
                                                     December 31, 1996       March 31, 1997
                                                     -----------------     ------------------
Cash and cash equivalents                                $15,841,272         $ 10,200,625
Accounts receivable                                          327,515              163,411
Temporary investments at cost                                     -             5,000,000
Investments at market value,
 cost of $25,708,570 and $12,948,547                      34,186,155           27,308,452
Organizational costs,
 net of accumulated amortization                             333,238              302,487
                                                          ----------           ----------
                                                         $50,688,180          $42,974,975


                     Liabilities and Net Assets
                     --------------------------

Liabilities:
 Accounts payable - related parties                         523,923               331,128
 Accounts payable - trade                                    36,077                38,364
 Subscriptions payable                                           -                 18,756
 Dividends payable                                          997,860               347,234
                                                         ----------            ----------
Net Assets:
 Common stock, $1 par value;
    20,000,000 shares authorized;
    4,339,422 and 4,342,942 shares
    issued and outstanding                               40,561,989            40,601,837

 Accumulated undistributed income (loss)                  8,568,331             1,637,656
                                                         ----------            ----------
               Net Assets                               $49,130,320           $42,239,493
                                                         ==========            ==========
Net asset value per share                               $     11.32           $      9.73
                                                         ==========            ==========

See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                            Statement of Operations
                                 (Unaudited)

                                     Three Months     Three Months
                                        Ended            Ended
                                    March 31, 1996   March 31, 1997
                                    --------------   --------------
Income:
Investment Income:
     Interest                         $  457,898       $  512,913
     Dividends                            80,943           75,000
     Other investment income              70,000           25,000
                                       ---------        ---------
     Total investment income             608,841          612,913
                                       ---------        ---------
Expenses:
     Amortization                         30,750           30,750
     Bank charges                          5,851            5,318
     Directors' fees                      14,000           18,000
     Legal and professional               51,807           63,243
     Management fees                     177,345          187,137
     Taxes                                    -               811
     Other                                20,681           54,114
                                       ---------        ---------
     Total Expenses                      300,434          359,373
                                       ---------        ---------
        Net investment income            308,407          253,540

Realized gain on investment                               419,905
Unrealized gain (loss) on investments    749,290       (7,256,685)
                                       ---------        ---------
Net increase (decrease) in net assets
     resulting from operations        $1,057,697      ($6,583,240)
                                       =========        =========

See accompanying notes to financial statements.

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                    Statement of Changes in Net Assets

CAPTION>
                                              Three Months     Three Months
                                                 Ended            Ended
                                             March 31, 1996   March 31, 1997
                                             --------------   --------------
Decrease in net assets
 resulting from operations

Investment income - net                      $   308,407       $   253,540
Realized gain on investments                          -            419,905
Unrealized gain (loss) on investments            749,290      (  7,256,685)
                                               ---------         ---------
     Net increase (decrease) in net assets
     resulting from operations                 1,057,697      (  6,583,240)

Distributions to shareholders
  from net investment income                    (436,963)     (    347,435)
Capital share transactions                       620,673            39,848
                                              ----------        ----------
     Total increase (decrease)                 1,241,407      (  6,890,827)

Net assets
     Beginning of period                      40,500,172        49,130,320
                                              ----------        ----------
     End of period                           $41,741,579       $42,239,493
                                              ==========        ==========

See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                       Notes to Financial Statements
                                March 31, 1997

1. ORGANIZATION AND BUSINESS PURPOSE

     Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"), a Texas
Corporation, was incorporated on January 20, 1994.   The Fund seeks to
achieve current income and capital appreciation potential by investing primarily in unregistered preferred stock investments of small and medium size companies which are in need of capital and which it believes offer the opportunity for growth. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act").

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

     B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared dividends of $347,435 for the quarter ended March 31, 1997.

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

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                 Notes to Financial Statements (Continued)
                               March 31, 1997

3.  ORGANIZATION EXPENSES

     In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Adviser") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. Amortization expense for the quarter ended March 31, 1997 was $30,750.

4.  INVESTMENT ADVISORY AGREEMENT

     The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund accrued a liability of $187,137 for such operational management fees performed during the quarter ended March 31, 1997.
     In addition, the Fund has agreed to pay the Investment Adviser an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on an annual basis.

5.  CAPITAL SHARE TRANSACTIONS

     As of March 31, 1997, there were 20,000,000 shares of $1 par value capital stock authorized and capital paid-in aggregated $36,258,895.

     Year-to-date transactions in capital stock are as follows:
                                                     Shares       Amount
                                                     ------       ------
  Balance December 31, 1996                       4,339,422   $40,561,989

    Shares issued
       Three months ended March 31, 1997:
         Shares issued in lieu of cash
           distributions                              3,520        39,848
                                                  ---------     ---------
  Balance March 31, 1997                          4,342,942   $40,601,837
                                                  =========    ==========

     The Fund received an additional $181,000 from its shareholders during the current quarter. These funds will be used to purchase Fund shares to be issued by the Fund or purchased in the open market. The balance of these funds was $18,756 as of March 31, 1997. All funds were used subsequent to the balance sheet date.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                 Notes to Financial Statements (Continued)
                               March 31, 1997

6.  RELATED PARTY TRANSACTIONS

     The Investment Adviser is reimbursed by the Fund for certain administrative expenses under the Investment Advisory Agreement. Such reimbursements were $45,700 for the quarter ended March 31, 1997.

7.  SHORT-TERM INVESTMENTS

     Short-term investments are comprised of U. S. Government and Agency obligations maturing June 2, 1997. Such investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

8.  INVESTMENTS

     The Fund invests primarily in convertible preferred stocks of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a) (1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of March 31, 1997, at fair value, as determined in good faith by the Investment Adviser. The stocks held by the Fund are convertible, generally after five years, into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration. Dividends are generally payable monthly. The stocks generally have call options, usually commencing three years subsequent to issuance, at prices specified in the stock agreements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                  Notes to Financial Statements (Continued)
                                March 31, 1997

8.  INVESTMENTS (continued)

                         INVESTMENT VALUATION SUMMARY

                                                                      CONVERSION       FAIR
                                                        COST        OR FACE VALUE      VALUE
Bentley Pharmaceutical, Inc.
 12% Convertible Debenture                           $  774,800        $1,184,000    $1,184,000

Contour Medical, Inc.
 9% Convertible Debenture                             2,500,000         3,750,000     3,475,000

The Dwyer Group, Inc.
 Common Stock                                         2,054,182         1,575,000     1,475,050

Integrated Security Systems, Inc.
 9% Convertible Debenture                             2,300,000         4,517,857     4,196,786

Interscience Computer Corporation
 Series A Cumulative Convertible
 Redeemable Preferred Stock                           4,000,000         4,000,000     1,400,000

Intile Designs, Inc.
 10 Units of $150,000 shs Common Stock                  500,000         1,125,000     1,007,500

JAKKS Pacific, Inc.
 9% Convertible Debenture                             3,000,000         3,000,000     3,000,000

Packaging Research Corp.
 9% Convertible Debenture                             3,200,000         3,200,000       800,000

Poore Bros., Inc.
 9% Convertible Debenture                             1,788,571         5,127,784     4,770,117

Topro, Inc.
 9% Convertible Debentures                            3,500,000         3,500,000     3,500,000

Voice It Worldwide, Inc.
 8% Convertible Debenture                             2,450,000         2,450,000     2,450,000
 Warrants                                                50,000            50,000        50,000
                                                      ---------         ---------     ---------
                                                    $26,087,553       $33,479,641   $27,308,453
                                                     ==========        ==========    ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding, discuss seasonal fluctuations.

     The following portfolio transactions are notes for the quarter. Portfolio companies are referred to as the "Company":

     BENTLEY PHARMACEUTICALS, INC. On January 27, 1997, the Fund sold its remaining warrants to purchase 393,000 shares of the Company's stock for $447,402, which represents a capital gain of $419,905.

     CONTOUR MEDICAL, INC. On February 18, 1997, Sun Healthcare Group, Inc., an Albuquerque, New Mexico based operator of Nursing homes, announced it would acquire all of the outstanding publicly held shares of the Company as part of its acquisition of the Company's majority owner, Retirement Care Associates. The announced purchase price of the Company's shares was $8.50 per share, payable in cash or Sun Health Group, Inc. common stock, at the option of the acquiring company. The Funds Debenture is convertible into 500,000 shares of the Company's common stock at a price of $5.00 per share.

     INTERSCIENCE COMPUTER CORPORATION. On March 6, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code.

     INTILE DESIGNS, INC. Intile Designs, Inc. is a direct distributor and importer of ceramic tile, marble, and related home design products.
     On February 27, 1997, the Fund purchased 10 Units at $50,000 per unit, a total of $500,000, in a private placement of securities of the Company.
Each unit consists of 150,000 shares of the Company's common stock. The agreement provides that the Company will seek approval of a one-for-three reverse split of its common stock. The Company has entered into a letter of intent to sell securities in a public offering. In connection with this Public Offering the Company is obligated to register the shares offered in the units. If a registration statement is not declared effective by June 30, 1997, the holders of a majority of the units have the right, on one occasion only, through two years after the private placement closing date to demand the Company register the shares. In addition, the holders have piggy-back registration rights with respect to the shares.
     In addition to the Fund's investment, Renaissance US Growth & Income Trust PLC ("RUSGIT") made an identical investment of $500,000 in the Company. The investment by RUSGIT was made on a pari-passu basis with the Fund.

     JAKKS PACIFIC, INC. Subsequent to March 31, 1997, the Company sold $600,000 shares of common stock in an underwriting at $5.75 per share. In accordance with the anti-dilutive provisions of our debentures, the conversion price will be adjusted from $8.50 to $5.75 per share.

     PACKAGING RESEARCH CORPORATION. On March 4, 1997, the Company filled a voluntary petition under Chapter 11 in the Bankruptcy Court. Mamma Rizzo's Inc., the Company's wholly owned subsidiary, had previously filed for
Bankruptcy.   As of March 31, 1997, $155,080 had been recovered from Mama
Rizzo's from the sale of certain assets, and on May 2, 1997, $500,000 was recovered from the sale of assets of the Company.

     POORE BROTHERS, INC. On January 27, 1997, the Company announced the appointment of Eric J. Kufel as President and Chief Executive Officer.

     The Registrant, pursuant to its dividend reinvestment plan that allows existing shareholders to make additional share purchases, received $181,000 in additional funds for investment. These shares may be purchased either from the fund at the calculated Net Asset Value of $11.32 or purchased in the open market. At the date of this filing, the Plan Agent has employed these funds.


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

     On April 30, 1996, the Registrant's shares began trading on the NASDAQ under the symbol "RENN."

     The Registrant made dividend distributions of income to the shareholders in the amount of $998,066 and accrued dividend payables to shareholders in the amount of $347,435.

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

2.  Changes in Securities.                                     None.
    ---------------------

3.  Defaults upon Senior Securities.                           None.
    -------------------------------

4.  Submission of Matter to a Vote of Security Holders.        None.
    --------------------------------------------------

5.  Other Information.                                         None.
    -----------------

6.  Exhibits and Reports on Form 8-K
    --------------------------------
     (a) Exhibits                                              None.

     (b) Reports on Form 8-K                                   None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



May 22, 1997                        /s/ Russell Cleveland
                           ---------------------------------------------
                                        Russell Cleveland
                                            President





May 22, 1997                          /s/ Barbe Butschek
                           ---------------------------------------------
                                          Barbe Butschek
                                 Corporate Secretary / Treasurer