Form 10-Q
period 1997-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1997-08-15
CIK 919567

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C.  20549

                                              FORM 10-Q

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended June 30, 1997

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

                             Yes  X             No

  4,342,942 shares of common stock outstanding at June 30, 1997.

  The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
          --------------------

                 RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                       Statement of Assets and Liabilities

                                 (Unaudited)

                                     Assets
                                     ------

                                                         December 31, 1996       June 30, 1997
                                                         -----------------      ---------------
    Cash                                                    $15,841,272           $10,536,593
    Accounts receivable                                         327,515               187,893
    Temporary investments at cost                                    -              4,922,286
    Investments at market value, cost of $25,708,570
     and $25,789,218                                         34,186,155            25,329,161
    Organizational costs, net of accumulated amortization       333,238               271,396
                                                             ----------            ----------
                                                             50,688,180            41,247,329


                                      Liabilities
                                      -----------

    Liabilities:
     Accounts payable - related parties                         523,923               217,867
     Accounts payable - trade                                    36,077                10,398
     Dividends payable                                          997,860               342,479
                                                             ----------            ----------
    Net Assets:
     Common stock, $1 par value;
        10,000,000 shares authorized;
        4,339,422 and 4,342,942 shares
        issued and outstanding                               40,561,989            40,601,837

    Accumulated undistributed income (loss)                   8,568,331                74,748
                                                             ----------            ----------
    Net assets                                              $49,130,320           $40,676,585
                                                             ==========            ==========
    Net asset value per share                               $     11.32           $      9.37
                                                             ==========            ==========

    See accompanying notes to financial statements.

                   RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                Statement of Operations

                                     (Unaudited)

                                         Three Months Ended June 30,        Six Months Ended June 30,
                                            1996             1997              1996            1997
                                        --------------   --------------   --------------  --------------
    Income:
    Investment Income:
         Interest                         $  457,898       $  681,298       $1,114,141      $1,194,212
         Dividends                            80,943           75,000          156,190         150,000
         Other investment income              70,000           26,000          118,500          51,000
                                           ---------        ---------        ---------       ---------
         Total investment income             608,841          782,298        1,388,831       1,395,212
                                           ---------        ---------        ---------       ---------
    Expenses:
         Amortization                         30,750           31,092           61,842          61,842
         Bank charges                          5,851            5,314            5,851          10,632
         Directors' fees                      14,000           13,500           32,000          31,500
         Legal and professional               51,807           18,694           99,150          81,937
         Management fees                     177,345          180,269          375,575         367,405
         Taxes                                    -             6,866           31,965           7,677
         Other                                20,681           61,079           92,557         115,194
                                           ---------        ---------        ---------       ---------
         Total Expenses                      300,434          316,814          698,940         676,187
                                           ---------        ---------        ---------       ---------
         Net investment income               308,407          465,484          689,891         719,025

    Realized gain on investments                  -                -                -          419,905
    Unrealized gain (loss) on investments    749,290       (1,680,956)       1,401,441      (8,937,641)
                                           ---------        ---------        ---------       ---------
    Net increase (decrease) in net assets
         resulting from operations        $1,057,697      ($1,215,472)      $2,091,332     ($7,798,711)
                                           =========        =========        =========       =========










    See accompanying notes to financial statements.

                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Statement of Changes in Net Assets

    CAPTION>


                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                    1996               1997            1996             1997
                                                 --------------   --------------   --------------  --------------
    Increase (decrease) in net assets
     resulting from operations

    Investment income - net                      $   308,407       $   465,484      $   689,891      $  719,025
    Realized gain on investments                          -                 -                -          419,905
    Unrealized gain (loss) on investments            749,290        (1,680,956)       1,401,441      (8,937,641)
                                                   ---------         ---------        ---------       ---------
         Net increase (decrease) in net assets
         resulting from operations                 1,057,697        (1,215,472)       2,091,332      (7,798,711)

    Distributions to shareholders
      from net investment income                    (394,682)         (347,436)        (831,644)       (694,872)
    Capital share transactions                       140,230                -           784,964          39,848
                                                  ----------        ----------       ----------      ----------
         Total increase (decrease)                   803,245        (1,562,908)       2,044,652      (8,453,735)

    Net assets
         Beginning of period                      41,741,579        42,239,493       40,500,172      49,130,320
                                                  ----------        ----------       ----------      ----------
         End of period                           $42,544,824       $40,676,585      $42,544,824     $40,676,585
                                                  ==========        ==========       ==========      ==========



    See accompanying notes to financial statements.

                   RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                         Notes to Financial Statements
                                June 30, 1997


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

       B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared dividends of $347,436 for the quarter ended June 30, 1997.

       C. Other - The Fund follows industry practice and records security transactions on the trade date. Dividend income is recognized on the ex-dividend date, and interest income is recognized on an accrual basis.

       D. Financial Instruments - In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, not additional disclosure is made.

  3.  ORGANIZATION EXPENSES

       In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Adviser") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. Amortization expense for the quarter ended June 30, 1997 was $31,092.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                   Notes to Financial Statements (Continued)
                               June 30, 1997


  4.  INVESTMENT ADVISORY AGREEMENT

       The Investment Advisor for the Fund is registered as an investment advisor under the Investment Advisors Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Advisor performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Advisor receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund accrued a liability of $180,269 for such operational management fees performed during the quarter ended June 30, 1997.

       In addition, the Fund has agreed to pay the Investment Advisor an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on an annual basis.


  5.  CAPITAL SHARE TRANSACTIONS

       As of June 30, 1997, there were 20,000,000 shares of $1 par value capital stock authorized, issued and outstanding $4,342,942, and capital paid-in aggregated $36,258,895.

       Year-to-date transactions in capital stock are as follows:
                                                         Shares       Amount
                                                         ------       ------
       Balance December 31, 1996                       4,339,422  $40,561,989

          Shares issued
            Six months ended June 30, 1997:
              Shares issued in lieu of
                 cash distributions                        3,520       39,848
                                                       ---------   ----------
       Balance September 30, 1996                      4,342,942  $40,601,837
                                                       =========   ==========

  6.  RELATED PARTY TRANSACTIONS

       The Investment Adviser is reimbursed by the Fund for certain administrative expenses under the Investment Advisory Agreement. Such reimbursements were $145,941 for the quarter ended June 30, 1997.

  7.  SHORT-TERM INVESTMENTS

       Short-term investments are comprised of U. S. Government and Agency obligations maturing October 9, 1997. Such investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                   Notes to Financial Statements (Continued)
                               June 30, 1997


  8.  INVESTMENTS

       The Fund invests primarily in convertible preferred stocks of companies that qualify as Eligible Portfolio Companies as defined in
  Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a) (1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of June 30, 1997, at fair value, as determined in good faith by the Investment Adviser. The stocks held by the Fund are convertible, generally after five years, into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration. Dividends are generally payable monthly. The stocks generally have call options, usually commencing three years subsequent to issuance, at prices specified in the stock agreements.



                           INVESTMENT VALUATION SUMMARY

                                                                          CONVERSION       FAIR
                                                            COST        OR FACE VALUE      VALUE
    BENTLEY PHARMACEUTICALS, INC.
    12% Convertible Debenture                           $  744,800        $1,176,000    $1,176,000

    CONTOUR MEDICAL, INC.
    9% Convertible Debenture,
       Conversion price $5.00, maturity 7/1/03           2,500,000         3,843,750     3,843,750

    THE DWYER GROUP, INC.
    Common Stock                                         2,054,182         1,312,500     1,312,500

    INTEGRATED SECURITY SYSTEMS, INC.
    9% Convertible Debenture,
       Conversion price $1.05, maturity 12/1/03          2,300,000         3,148,810     2,909,880






                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                    Notes to Financial Statements (Continued)
                                 June 30, 1997


                           INVESTMENT VALUATION SUMMARY (continued)

                                                                          CONVERSION       FAIR
                                                            COST        OR FACE VALUE      VALUE

    INTERSCIENCE COMPUTER CORPORATION
    Series A Cumulative Convertible
       Redeemable Preferred Stock                        4,000,000         4,000,000     1,400,000

    INTILE DESIGNS, INC.
    Common Stock                                           500,000         1,125,000     1,007,500

    JAKKS PACIFIC, INC.
    9% Convertible Debenture,
       Conversion price $5.75, maturity 12/31/03         3,000,000         3,000,000     3,000,000

    PACKAGING RESEARCH CORP.
    9% Convertible Debenture
       Conversion price $1.50, maturity 1/1/03           2,901,665         2,901,665       150,000

    POORE BROTHERS, INC.
    9% Convertible Debenture
       Conversion price $1.09, maturity 7/1/02           1,788,571         3,897,116     3,613,289

    TOPRO, INC.
    9% Convertible Debenture
       Conversion price $1.50, maturity 3/1/03           2,500,000         3,385,417     3,132,292
    9% Convertible Debenture
       Conversion price $1.50, maturity 6/1/03           1,000,000         1,354,167     1,272,917
    Warrants @ $2.00                                             0            11,737        11,033

    VOICE IT WORLDWIDE, INC.
    8% Convertible Debenture
       Conversion price $.95, maturity 11/1/02           2,450,000         2,450,000     2,450,000
    Warrants                                                50,000            50,000        50,000
                                                         ---------         ---------     ---------
                                                       $25,789,218       $31,656,162   $25,329,161
                                                        ==========        ==========    ==========

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ------ RESULTS OF OPERATIONS.


  (1) Material Changes in Financial Condition

       Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding, discuss seasonal fluctuations.

       For the quarter ending June 30, 1997, the Fund's net asset value was $40,676,585, or $9.37 per share. In comparison to the first quarter of this year, net assets declined a total of $1,727,646, or $1.95 per share. This decline reflects a lower overall valuation for those investments held in the Fund's portfolio. The fair valuation of the entire portfolio at June 30, 1997 does not reflect the exercise of warrants, conversion of Convertible Debenture No. 1 or 2, and subsequent sales of common stock of Topro, Inc. as those transactions occurred in the third quarter (see related discussion below).

       The following portfolio transactions are noted for the quarter (portfolio companies are herein referred to as the "Company"):

       TOPRO, INC. Subsequent to June 30, 1997, the Fund fully converted its Convertible Debenture No. 1 into common stock of the Company pursuant to the terms of Debenture No. 1, and partially converted its Convertible Debenture No. 2 into common stock of the Company pursuant to the terms of Debenture No. 2. Debenture No. 1 had a face value of $1,500,000 and was convertible into 1,000,000 shares of the Company's common stock at a price of $1.50 per share. After conversion, the Fund sold a total of 819,148 shares resulting in proceeds to the Fund of $3,810,920, representing a capital gain of $2,582,198. Debenture No. 2 has a face value of $1,000,000 and is convertible into 666,667 shares of the Company's common stock at a price of $1.50 per share. The Fund converted $499,500 of the debenture into 333,000 shares, and following the conversion, sold a total of 186,169 shares, resulting in proceeds to the Fund of $1,337,369 and constituting a capital gain of $1,058,116.
       Also subsequent to June 30, 1997, the Fund exercised two warrants to buy 375,000 shares of common stock of the Company at a cost of $750,000. Upon exercising the warrants, the Fund sold all 375,000 shares of common stock which resulted in proceeds to the Fund of $1,827,052, representing a capital gain of $1,077,052.
       In addition to the Fund's conversion of Convertible Debenture No. 1, Renaissance U.S. Growth & Income Trust PLC ("RUSGIT") converted a portion of its Convertible Debenture No. 1 into common stock of the Company pursuant to the terms of the RUSGIT debenture, and the stock was thereafter sold. The RUSGIT conversion and sale of stock was made on a pari-passu basis with the Fund's conversion and sale of stock.

       JAKKS PACIFIC, INC. On May 1, 1997, the Company completed the sale of 600,000 shares of common stock through an underwriting at a price of $5.75 per share. In accordance with the anti-dilutive provisions of the Fund's Convertible Debentures, the price at which the Fund may convert its debenture into common stock of the Company has been adjusted from $8.50 to $5.75 per share.

       PLAY BY PLAY TOYS & NOVELTIES, INC. Effective July 3, 1997, the Fund invested $2,500,000 for the purchase of an 8% Convertible Debenture maturing in seven years and convertible into shares of common stock of the Company at $17.00 per share. The Company designs, develops, markets and distributes stuffed toys and sculpted toy pillows for the toy industry.
       In addition to the Fund's investment, RUSGIT invested $2,500,000 in a Convertible Debenture of the Company. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment.


  (2) Material Changes in Operations

       Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year, if most recent quarter included also covers changes for quarterly period.

       During the second quarter, net investment income was $465,484, of which $254,295 represents costs recovered from Packaging Research Corp. and is reflected in interest income. Total expenses were down $42,559 to $316,814 in comparison to the period ended March 31, 1997, primarily as a result of lower director's fees, legal expenses, and management fees, which expense declines were partially offset by increased tax and other expense.

       Pending investment in portfolio investments, funds are invested in temporary cash accounts and in government securities. Although income and expenses are essentially stable, the Registrant anticipates that income will continue to increase as investments are made. An aggressive search for potential investments is ongoing.

       For the period ended June 30, 1997, the Registrant made dividend distributions of income to the shareholders in the amount of $347,435 and accrued dividend payables to shareholders in the amount of $347,436.

                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



  August 14, 1997                       /s/ Russell Cleveland
                             ---------------------------------------------
                                          Russell Cleveland
                                              President





  August 14, 1997                         /s/ Barbe Butschek
                             ---------------------------------------------
                                            Barbe Butschek
                                   Corporate Secretary / Treasurer