Form 10-Q
period 1997-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1997-11-07
CIK 919567

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to _________________

                       Commission File Number:  0-20671

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
____________________________________________________________________________
            (Exact name of registrant as specified in its charter)

          Texas                                             75-2407159
____________________________________________________________________________
(State or other jurisdiction                        (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 North Central Expressway, Dallas, Texas                      75206-1857
_____________________________________________________________________________
(Address of principal executive offices)                           (Zip Code)

                                 214/891-8294
_________________________________________________________________________
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X         No

4,342,942 shares of common stock outstanding at September 30, 1997.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                     STATEMENT OF ASSETS AND LIABILITIES

                                 (Unaudited)

                                                 ASSETS

                                 December 31, 1996                   September 30, 1997

Cash                                   $15,841,272     $ 2,723,343
Accounts receivable                        327,515         407,083
Temporary investments at cost                  -0-      18,728,767
Investments, at market value, cost of
 $25,708,570 and $23,300,503            34,186,155      30,015,636
Organizational costs, net
 of accumulated amortization               333,238         239,962

                                       $50,688,180     $52,114,791

                                 LIABILITIES
Liabilities:
 Accounts payable - related parties        523,923         253,699
 Accounts payable - trade                   36,077          14,712
 Dividends payable                         997,860         344,035
 Refundable deposits                           -0-          64,000
                                         1,557,860         676,446
Net Assets:
 Common stock, $1 par value;
   20,000,000 shares authorized;
   4,339,422 and 4,342,942 shares
   issued and outstanding               40,561,989      40,601,837

Accumulated undistributed income
      (loss)                             8,568,331      10,836,508
     Net assets                         49,130,320      51,438,345

                                       $50,688,180     $52,114,791

Net asset value per share          $         11.32 $         11.84

See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                           STATEMENT OF OPERATIONS

                                 (Unaudited)

                                                   Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                                       1996             1997                    1996             1997
Investment Income:

    Interest                                     $    583,839        $   353,981            $ 1,697,980     $   1,548,193
    Dividends                                          75,000                 80                231,190           150,080
    Other investment income                            85,323             54,585                203,823           105,585

      Total investment income                         744,162            408,646              2,132,993         1,803,858

Expenses:
    Amortization                                       31,433             31,433                 93,275            93,275
    Bank charges                                       11,790                -0-                 17,641            10,632
    Directors' fees                                    14,000             18,000                 46,000            49,500
    Legal and professional                             23,016             24,665                122,165           106,602
    Management fees                                   183,031            227,558                558,605           594,963
    Other                                              32,475             34,908                156,999           157,779

      Total expenses                                  295,745            336,564                994,685         1,012,751

      Net investment income                           448,417             72,082              1,138,308           791,107

Realized gain on investments                          398,400          3,861,923                398,400         4,281,828
Unrealized gain (loss)
 on investments                                    (1,352,719)         7,175,190                 48,722        (1,762,451)
Net increase (decrease) in net
 assets resulting from
  operations                                  $      (505,902)       $11,109,195             $1,585,430        $3,310,484









See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      STATEMENT OF CHANGES IN NET ASSETS

                                 (Unaudited)

                                                                  Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                          1996             1997                   1996          1997

Increase (decrease) in net assets
 resulting from operations

Investment income - net                              $     448,417      $      72,082        $  1,138,308   $    791,107
Realized gain on investments                               398,400          3,861,923             398,400      4,281,828
Unrealized gain (loss) on investments                   (1,352,719)         7,175,190              48,722     (1,762,451)
    Net increase (decrease) in net assets
    resulting from operations                             (505,902)        11,109,195           1,585,430      3,310,484

Distributions to shareholders                             (386,402)          (347,435)         (1,218,046)    (1,042,307)
Capital share transactions                                     -0-                -0-             784,964         39,848

    Total increase (decrease)                             (892,304)        10,761,760           1,152,348      2,308,025

Net assets
    Beginning of period                                 42,544,824         40,676,585          40,500,172     49,130,320

    End of period                                      $41,652,520        $51,438,345         $41,652,520    $51,438,345

















See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                        Notes to Financial Statements
                              September 30, 1997

                                 (Unaudited)


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

   B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared dividends of $347,435 for the quarter ended September 30, 1997.

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

       6      RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                  Notes to Financial Statements (Continued)
                              September 30, 1997

3.  Organization Expenses
   In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Advisor") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. Amortization expense for the quarter ended September 30, 1997, was $31,433.

4.  Investment Advisory Agreement
   The Investment Advisor for the Fund is registered as an investment advisor under the Investment Advisors Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Advisor performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Advisor receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund accrued a liability of $227,558 for such operational management fees performed during the quarter ended September 30, 1997.

4.  Investment Advisory Agreement (continued)

   In addition, the Fund has agreed to pay the Investment Advisor an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on an annual basis.

5.  Capital Share Transactions

   As of September 30, 1997, there were 20,000,000 shares of $1 par value capital stock authorized, issued and outstanding $4,342,942, and capital paid-in aggregated $36,258,895.

   Year-to-date transactions in capital stock are as follows:
                                           Shares        Amount

    Balance December 31, 1996            4,339,422   $40,561,989

      Shares issued
        Nine months ended
         September 30, 1996
          Shares issued in lieu
           of cash distributions             3,520         39,848

    Balance September 30, 1997           4,342,942   $40,601,837


6.  Related Party Transactions

   The Investment Advisor is reimbursed by the Fund for certain administrative expenses under the Investment Advisory Agreement. Such reimbursements were $29,640 for the quarter ended September 30, 1997.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                  Notes to Financial Statements (Continued)
                              September 30, 1997

7.  Short-term Investments

   Short-term investments are comprised of U. S. Government and Agency obligations maturing between October 9, 1997 and May 7, 1998. Such investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

8.  Investments
   The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a) (1) through
   (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of September 30,
    1997, at fair value, as determined in good faith by the Investment Advisor. The securities held by the Fund are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition. The investments held by the Fund are convertible, generally after five years, into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration. Dividends are generally payable monthly. The stocks often have call options, usually commencing three years subsequent to issuance, at prices specified in the stock agreements.

                         INVESTMENT VALUATION SUMMARY

                                                             CONVERSION
                                               COST        OR FACE VALUE       FAIR VALUE
Bentley Pharmaceuticals, Inc.
12% Convertible Debenture                  $   744,800      $ 1,088,000       $ 1,088,000

Contour Medical, Inc.
9% Convertible Debenture,
 Conv. price $5.00, maturity 7/1/03          2,500,000        3,500,000         3,500,000

The Dwyer Group, Inc.
Common Stock                                 1,966,632        1,181,237         1,181,237

Integrated Security Systems, Inc.
9% Convertible Debenture,
 Conv. price $1.05, maturity 12/1/03         2,300,000        4,723,214         4,723,214






                                              INVESTMENT VALUATION SUMMARY (CONTINUED)

                                                             CONVERSION
                                               COST        OR FACE VALUE       FAIR VALUE

Interscience Computer Corp.
Series A Cumulative Convertible
 Redeemable Preferred Stock                  4,000,000        4,000,000         1,400,000

Intile Designs, Inc.
Common Stock                                   500,000          500,000           250,000

JAKKS Pacific, Inc.
9% Convertible Debenture,
 Conv. price $5.75, maturity 12/31/03        3,000,000        4,500,000         4,180,000

Play By Play Toys & Novelties, Inc.
8% Convertible Debenture,
 Conv. price $17.00, maturity 6/30/04        2,500,000        3,382,353         3,129,412

Poore Bros., Inc.
9% Convertible Debenture,
 Conv. price $1.09, maturity 7/1/02          1,788,571        2,512,614         2,311,857

Topro, Inc.
9% Convertible Debenture,
 Conv. price $1.50, maturity 3/1/03            500,500        1,918,583         1,918,583
9% Convertible Debenture,
 Conv. price $1.50, maturity 6/1/03          1,000,000        3,833,333         3,833,333

Voice It Worldwide, Inc.
8% Convertible Debenture,
 Conv. price $.95, maturity 11/1/02          2,450,000        2,450,000         2,450,000
Warrants                                        50,000              50,000              50,000

                                           $23,300,503      $33,639,334       $30,015,636

The fair value of debt securities convertible into common stock is the sum of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding, discuss seasonal fluctuations.

     The following portfolio transactions are noted for the quarter ended September 30, 1997 (portfolio companies are herein referred to as the "Company"):

     Dwyer Group, Inc.   During the Quarter ended September 30, 1997, the
Fund sold 25,000 shares of common stock for $44,922.47 and recorded a realized loss of $42,627.53. The shares were sold to reduce the Fund s holdings below 10% of the total common shares outstanding.

     Integrated Security Systems, Inc. Effective October 31, 1997, the Fund entered into an Intercreditor Agreement with the Company, its subsidiaries, and an outside lender, pursuant to which the Fund has agreed to subordinate its first priority security interest in the assets of Tri-Coastal Systems, Inc., one of the Company s wholly owned subsidiaries. In exchange for the Fund s agreement to execute the Intercreditor Agreement, the Company agreed to increase the interest payable on the Fund s Convertible Debentures by 300 basis points for so long as the Intercreditor Agreement is in effect.

     Packaging Research Corp.   The Fund recorded a realized loss on this
investment of $2,438,421during the quarter.

     Play by Play Toys and Novelties, Inc. Effective July 3, 1997, the Fund invested $2,500,000 for the purchase of an 8% Convertible Debenture maturing in seven years and convertible into shares of common stock of the Company at $17.00 per share. The Company designs, develops, markets and distributes stuffed toys and sculpted toy pillows for the toy industry.
     In addition to the Fund s investment, Renaissance US Growth & Income Trust PLC ( RUSGIT ) invested $2,500,000 in a Convertible Debenture of the Company. The investment by RUSGIT was made under the same terms and conditions as the Fund s investment.

     Topro, Inc. During the Quarter ended September 30, 1997, the Fund converted all of its Convertible Debenture No. 1 and $499,500 of its Convertible Debenture No.2 into 1,000,000 and 333,000 shares of common stock, respectively. The Fund sold these shares during the quarter for $7,265,420.79, recording a realized gain of $5,265,920.79.
     Also, on July 29, 1997 the Fund exercised two warrants to buy 375,000 shares of common stock of the Company for $2.00 per share. Upon exercising the warrants, the Fund sold all 375,000 shares of common stock which resulted in proceeds to the Fund of $1,827,051.59, representing a capital gain of $1,077,051.59.

     In addition to the Fund s conversion of a portion of its Convertible Debentures, RUSGIT converted a portion of its Convertible Debentures into common stock of the Company pursuant to the terms of the RUSGIT debenture, and the stock was thereafter sold. The RUSGIT conversion and sale of stock was made on a pari-passu basis with the Fund s conversion and sale of stock.
     Effective October 23, 1997, the Company issued to the Fund 25,000 warrants to purchase common stock at a strike price of $2.00 per share. The warrants were issued in consideration for the Fund s agreement to waive certain financial ratio requirements.

(2) Material Changes in Operations

     Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year, if most recent quarter included also covers changes for quarterly period.

     Net investment income for the quarter ended September 30, 1997, as compared to September 30, 1996, reflects a reduction of $376,355. This reported decline is attributable to a reclassification in the third quarter of 1997 of $254,295 from interest income to realized gains and the failure to receive dividends from Interscience Computer Corp. The reclassification represents the recovery of cost from Packaging Research Corp. as interest in the second quarter and reclassified in the third quarter of 1997.

     During the third quarter, the fund realized $3,861,923 net gains from the sale of investments and $7,175,190 of unrealized gains resulting from an increase in fair value of its investments.

     Pending investment in portfolio investments, funds are invested in temporary cash accounts and in government securities. Although income and expenses are essentially stable, the Registrant anticipates that income will continue to increase as investments are made. An aggressive search for potential investments is ongoing.

     For the quarter ended September 30, 1997, the Registrant made dividend distributions of income to shareholders in the amount of $347,345 and accrued dividends payable to shareholders in the amount of $347,435. In addition, subsequent to September 30, 1997, the Registrant declared a special dividend from realized capital gains of $3,126,918.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.





November 7, 1997
___________________________________________________________
                   Russell Cleveland, President and Chairman




November 7, 1997
___________________________________________________________
                 Barbe Butschek, Corp. Secretary and Treasurer