Form 10-K
period 1997-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1998-04-09
CIK 919567

<PAGE 1>

                         Securities and Exchange Commission
                              Washington, D. C. 20549


                                       Form 10-K

   Mark One
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1997 or

   (  )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 33-75758

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
            (Exact name of Registrant as specified in its charter)

                Texas                          75-2533518
          (State of incorporation            (I.R.S. Employer
             or organization)                Identification No.)

            Suite 210, LB 59,
       8080 North Central Expressway,
             Dallas, Texas                        75206
         (Address of principle
          executive offices)                     (Zip Code)

   Registrant's telephone number, including area code (214)891-8294

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shouter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes(X)          No( )

        Indicate by check mark if disclosure by delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. (X)

        As of December 31, 1997 there were 4,342,942 shares of Registrant's stock outstanding. The aggregate market value of the stock held by non-

   <PAGE 2>
   affiliates, based on the average bid and ask prices of such stock as of December 31, 1997 was $41, 590,262. 209,748 shares of stock held by affiliates were valued at $2,110,589.

        Documents Incorporated by Reference: Certain portions of the Registrant's Definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Limited Partners to be held on May 29, 1998 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of
   Part III of this Annual Report on Form 10-K.

                                Part I

   Item 1. Business.

   GENERAL DEVELOPMENT OF BUSINESS

        Renaissance Capital Growth & Income Fund III, Inc. (sometimes referred to as the "Fund" or the "Registrant") is a Texas corporation formed January 20, 1994 that has elected to operate as a Business Development Company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Through December 31, 1997, the Fund has raised $41,489,500 through capital contributions and the public sale of its common stock, par value $1.00 per share.

        The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in private placement securities of small and medium size public companies("Portfolio Companies").

        Renaissance Capital Group, Inc. ("Renaissance Group" or the "Investment Adviser"), a Texas corporation, serves as the investment adviser to the Fund. In this capacity, Renaissance Group is primarily responsible for the selection, evaluation, structure, and administration of the Fund's investment portfolio. Renaissance Group is a registered investment adviser under the 1940 Act and the Texas Securities Act. However, its activities are subject to the supervision of the Board of Directors of the Fund ("Board of Directors") who provide guidance with respect to the operations of the Fund.

        Generally, investments are, and will continue to be, in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or companies that, in the opinion of the Investment Adviser, have the ability to effect a public offering within three to five years. The Fund generally invests in preferred stock or debentures of a Portfolio Company, which securities are convertible into or exchangeable for common stock of the Portfolio Company. While such common stock of the Portfolio Company may be publicly traded, the common stock acquired by the Fund is generally unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act of 1933, as amended ( the "Securities Act"), or after registration pursuant to the Securities Act.

        At December 31, 1997 the Fund had made fourteen (14) portfolio investments aggregating $33,148,232, of which twelve (12) are still active as of December 31, 1997. The Fund is seeking additional investment

   <PAGE 3>

   opportunities.

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

        Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in "eligible portfolio investments," such being generally defined as direct placements to eligible companies and temporary investments in "cash items" pending other investments. However, under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in "Other Investments" that is, investments that do not qualify as "eligible portfolio investments," such exception allowing up to the specified maximum amount, for example, open market purchases or participation in public offerings.

        Pending investment in convertible securities of eligible Portfolio Companies or other investments as provided under the 1940 Act, the Registrant's funds are invested in "Short-term Investments" consisting primarily of U.S. Government and agency debt.

        At December 31, 1997, the Fund's investment assets were classified by amount as follows:


   Classification                Cost          Percentage
                                              Of Investments (at cost)
   Eligible Portfolio
   Companies                 $18,939,221         78%

   Other Portfolio
   Companies            $5,211,444         22%


   INVESTMENT OBJECTIVES

        The investment objective of the Fund is to provide its shareholders with both current income and long-term capital appreciation.

        The Fund seeks to provide current cash returns to shareholders through a quarterly dividend of current investment interest income while providing opportunities for capital gains appreciation through the appreciation in the value of the Fund's convertible securities.

   <PAGE 4>

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

   GENERAL INVESTMENT POLICIES

        The Fund invests in Emerging Growth Company ("Emerging Growth Company") securities that are generally not available to the public and which typically require substantial financial commitment. An Emerging Growth Company is generally considered to have the following attributes:
   (1) either a publicly held company with a relatively small market capitalization or a privately held company; (2) an established operating history but of a limited period so as to not have fully developed its market potential for the product of services offered; and (3) generally have a new product or service that provides an opportunity for exceptional growth. However, because the extent and nature of the market for such product or services is not fully known, there is uncertainty as to the rate and extent of growth and also uncertainty as to the capital and human resources required to achieve the goals sought.

        With respect to investments in Emerging Growth Companies, the Fund emphasizes investing in convertible preferred stock or convertible debentures of publicly held companies that the Fund anticipates will be converted into common stock and registered for public sale within three to five years after the private placement. In addition, the Fund anticipates participating in bridge financings in the form of loans which are convertible into common stock of the issuer or issued together with equity participation, or both, for companies which the Fund anticipates will complete a stock offering or other financing within one to two years from the date of the investment. The Fund will make bridge loans, either secured or unsecured, intended to carry the borrower to a private placement, an initial public offering or a merger and acquisition transaction.

        The Fund has no fixed policy concerning the types of businesses or industry groups in which it may invest or as to the amount of funds that it will invest in any one issuer. However, the Fund currently intends to limit its investment in securities of any single Portfolio Company to approximately 10% (8% to 12%) of its net assets at the time of the investment.

        The Fund's nominees to the boards of directors of Portfolio Companies will generally be selected from among the officers of Renaissance Group. When, in the discretion of Renaissance Group, a suitable nominee is not available from among its officers, Renaissance Group will select, as alternate nominees, outside consultants who had prior experience as an independent outside director of a public company.

   REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940

        The 1940 Act was enacted to regulate investment companies.  In 1980,

   <PAGE 5>

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

   BUSINESS DEVELOPMENT COMPANY ("BDC")

   A BDC:
   (1) is a closed-end management company making 70% of its investments only in certain companies (identified as "Eligible Portfolio Companies"), and in "cash items" pending other investment. Under the regulations established by the Securities and Exchange Commission (the "SEC") under the 1940 Act only certain companies may qualify as "Eligible Portfolio Companies." These qualifications are:

   (A) it must be organized under the laws of a state or states,

   (B) it may not be an investment company (except for a wholly owned Small Business Investment Company), and

   (C) it must generally fall into one of three following categories:

   (1) Companies that do not have a class of securities registered on a national securities exchange or are listed of the Federal Reserve OTC margin list,

   (2) companies that are actively controlled by the BDC either alone or as part of a group (for this purpose, control is presumed to exist if the BDC or group in which the BDC is a member owns 25% or more of the voting securities), or

   (3) it meets such other criteria as established by the SEC.

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

   <PAGE 6>

   be obtained in direct transactions with the Portfolio Company and as such are generally restricted from transferability in the public markets.

        Further, while the 1940 Act allows a BDC to "control" a Portfolio Company, it is not the general policy of the Fund to acquire a controlling position in its Portfolio Companies. The Fund only provides managerial assistance, and seeks to limit its "control" position by requiring only that a designee of the Fund be elected to the board of directors of the Portfolio Company, or be selected an advisory director. While these are the Fund's general policies, the application of these policies, of necessity, vary with each investment situation.

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

   (5) compliance with fiduciary obligations imposed under the 1940 Act; and

   (6) requirement that the shareholders ratify the selection of the Fund's independent public accountants and the approval of the investment advisory agreement or similar contracts and amendments thereto.

        On September 19, 1996, the Fund and the Investment Advisor filed their Application for an order pursuant to Sections 6(c) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 thereunder authorizing certain joint transactions otherwise prohibited by Section 57(a)(4) of the Act requesting an order from the SEC permitting the Fund to co-invest with companies that are affiliated with the Investment Advisor, including Renaissance US Growth & Income Trust PLC ("RUSGIT") as "Advisor Affiliate". The order was granted on December 30, 1996.

        In order for the Fund and the Investment Advisor to make co-investments with the same entity, the following conditions apply:

   (a) the Investment Advisor will determine if the investment is eligible for investment by the Fund;

   (b) the Investment Advisor will determine an appropriate amount that the

   <PAGE 7>

   Fund should invest;

   (c) the Investment Advisor will distribute written information, including the amount of the proposed investment, concerning all co-investment opportunities to the Fund's Independent Directors. The Fund will co-invest only if a required majority of the Fund's Independent Directors conclude, prior to the acquisition of the investment, that the investment should be made;

   (d) the Fund will not make an investment if any Advisor Affiliate, the Investment Advisor, or a person controlling, controlled by, or under common control with the Advisor is an existing investor in such issuer;

   (e) the terms, conditions, price, class of securities, settlement date, and registration rights shall be the same for the Fund and the Advisor Affiliate;

   (f) the Fund's Independent Directors will review quarterly all information concerning co-investment opportunities during the preceding quarter to determine whether the conditions set forth in the application were complied with;

   (g) the Fund will maintain the records required by section 57(f)(3) of the Act as if each of the investments permitted under these conditions were approved by the Fund's Independent Directors under section 57(f) of the Act; and

   (h) no Independent Director of the Fund will be a director or general partner of any Advisor Affiliate with the Fund co-investors.

        On October 30, 1996, the Advisor Affiliate made an investment of $1,200,000 in Topro, Inc. Prior to this investment by the Advisor Affiliate, in February of 1996, the Fund made an original investment of $2,500,000. This investment was made prior to the entry of an order. At the time the original investment was made, an additional loan from the Advisor Affiliate was not contemplated. Therefore, the investment of the Advisor Affiliate did not fall within the prohibited transactions and an order of exemption was not necessary.

        After the order was granted by the SEC, the Advisor Affiliate and the Fund made a co-investment into Integrated Security Systems, Inc. of $2,500,000 each on December 31, 1996.

        The Fund anticipates making additional investments with the Advisor Affiliate in the future.

   INVESTMENT ADVISERS ACT OF 1940 ("ADVISERS ACT") AND INVESTMENT ADVISER'S AGREEMENT

        Renaissance Group is the investment adviser to the Fund pursuant to the Investment Advisory Agreement dated and approved by the Board of Directors on February 15, 1994 ( the "Investment Advisory Agreement") and is registered as an investment adviser under the Advisers Act and is subject to the reporting and other requirements thereof. The Advisers Act

   <PAGE 8>

   also provides restrictions on the activities of registered advisers to protect its clients from manipulative or deceptive practices, while the Advisers Act generally restricts performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.

        The Investment Advisory Agreement provides that Renaissance Group is entitled to receive an annual management fee of 1.75% of the Fund's assets. The agreement also has language that is inconsistent with the description of the management fee in the Fund's prospectus. The Investment Advisory Agreement language provides that to the extent any portion of the annual management fee is based on an increase in Net Asset Value attributable to non-realized appreciation of securities, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and such deferred fees shall be earned and paid in proportion to the gains in fact realized. This inconsistency has caused Renaissance Group to compute the management fee incorrectly, resulting in a net overpayment to Renaissance Group of $187,988 through December 31, 1997. This will be refunded to the Fund by offsetting the net overpayment against payables due by the Fund to Renaissance Group until the net overpayment is completely satisfied. The

   Board of Directors has voted to strike the inconsistent language contained in the Investment Advisory Agreement, subject to the ratification of the holders of a majority of the Fund's outstanding shares at the Annual Meeting to be held as specifically set forth in the Proxy Statement.

        In addition to the annual management fee of 1.75% of the Fund's assets, Renaissance Group is entitled to receive an incentive fee (the "Incentive Fee") in an amount equal to 20% of the Fund's realized capital gains computed net of all realized capital losses and unrealized depreciation.

        Investment advisory agreements are further subject to the 1940 Act, which requires that the agreement, in addition to having to be initially ratified by a majority of the outstanding shares, shall precisely describe all compensation to be paid; shall be approved annually by a majority vote of the Board of Directors; may be terminated without penalty on not more than 60 days notice by a vote of a majority of the outstanding shares; and shall terminate automatically in the event of assignment. The Board of Directors has determined that the Investment Advisory Agreement shall constitute the Fund's advisory agreements and at all times be construed so as to comply with the Advisers Act and the 1940 Act.

   FUND PORTFOLIO INVESTMENTS

        As of December 31, 1997 the Fund has twelve (12) active investments in Portfolio Companies, nine (9) of which meet the criteria of investments in Eligible Portfolio Companies:

   Bentley Pharmacerticals, Inc. (BNT)

        On February 20, 1996, the Fund purchased 800 Units of Bentley Pharmaceuticals, Inc. ("Bentley"), each unit consisting of a one thousand dollar ($1,000) principal amount 12% Convertible Senior Subordinated

   <PAGE 9>

   Debenture due February, 2006; and 1,000 Class A Redeemable Warrants, each to purchase one share of common stock and one Class B Redeemable Warrant. The Partnership paid $1,000 per unit for a total investment of $800,000 of which $55,200 was allocable to the Warrants and $744,800 to the 12% Convertible Subordinated Debentures.

        The Debentures, which are unsecured, are convertible prior to maturity beginning on the first year anniversary of the date of issuance (the "Anniversary Date"), into shares of Common Stock of Bentley

   Pharmaceuticals, Inc. at a conversion price per share which is the lesser of $2.50 or 80% of the average closing price of the Common Stock on the American Stock Exchange for the 20 consecutive trading days immediately preceding the Anniversary Date. Interest is payable quarterly.

        Each Class A Redeemable Warrant entitles the holder, for a period of three years, to purchase one share of Common Stock and one Class B Redeemable Warrant at a price of $3.00 per share. On 30 days prior written notice, Bentley may redeem all of the Warrants for $0.05 per warrant if the per share closing price for the underlying common stock on the American Stock Exchange for each of the 20 consecutive trading days immediately preceding the record date for redemption equals or exceeds 150% of the then exercise price.

        On May 28, 1996, the Company announced it would permit public trading of its debentures and warrants separately. The Fund elected to separate its units detaching the $800,000 Debenture with a cost allocation of $931 per

   $1,000 Debenture, and the 800,000 Class A Redeemable Warrants with a cost allocation of $69 per 1,000 warrants.

        On September 20, 1996, the Fund sold 400,000 of the Class A Redeemable Warrants at a price of $1.125 per warrant with aggregate proceeds of $426,000 and capital gains of $398,400. In October 1996, the Fund sold an aggregate of 7,000 Warrants for $8,806, allowing the Fund to realize a gain of $8,323. On January 27, 1997, the Fund sold its remaining 393,000 Warrants for $447,022, representing approximately $419,905 in capital gains. From September 20, 1996 to January 27, 1997, the Fund sold 800,000 of the Class A Redeemable Warrants for $882,208 in proceeds, representing an approximate gain of $826,628.

        The Fund still has its Convertible Debenture, the value of which is $744,800 on a cost basis.

        In the fourth quarter of 1997, the Company announced that it was awarded a judgment of $7.68 million relating to a claim of fraud the Company had filed against Medstar Inc., Maximed, Inc. and Robert S. Cohen. The Company plans to pursue the judgment, but is unsure what portion will ultimately prove collectible.

   Contour Medical, Inc. (CTMI)

        Contour Medical, Inc. ("Contour") is a distributor of medical supplies and prepackaged kits for medical uses as well as a manufacturer of foam and vinyl based products for medical applications. It is majority

   <PAGE 10>

   owned by Retirement Care Associates, an Atlanta-based operator of retirement care centers and nursing homes.

        On July 12, 1996, the Fund invested $2,500,000 in a 9% Convertible Debenture of Contour. The Debenture had mandatory monthly principal installments beginning July 1, 1999, which would have amortized approximately one-half of the principal prior to maturity on July 1, 2003. The Debentures were callable at 120% of par, once specific earnings per share and bid price test of the underlying common stock were met.

        At the option of the Fund, in multiples of $100,000, the Debentures were convertible into Common Stock of Contour at $5.00 per share. The conversion price was subject to certain anti-dilution provisions and a one-time adjustment in 1997. The adjustment was predicated on earnings and the bid price of the Company's stock. The Fund had the right to demand stock registration and certain piggyback stock registration rights. Cost of two demand registrations were at the Company's expense if commenced subsequent to July 12, 1998.

        In addition to the Fund's investment on July 12, 1996, Renaissance US Growth & Income Trust PLC ("RUSGIT'), a public limited company registered in England and Wales, made an identical investment of $2,500,000 in Contour Medical, Inc. The investment by RUSGIT was made on a pari-passu basis with the Fund.

        On February 18, 1997, Sun Healthcare Group, Inc. ("Sun"), an Albuquerque, New Mexico based operator of nursing homes, announced it would acquire all of the outstanding publicly held shares of the Company as part of its acquisition of the Company's majority owner, Retirement Care Associates. The announced purchase price of the Company's shares was $8.50 per share, payable in cash or in Sun common stock, at the option of Sun. On December 31, 1997, the Fund sold its Convertible Debenture to Sun for $4,200,000 or $8.40 a share on a fully converted basis, representing a gain of $1,700,000. The Fund has liquidated its position in this investment as of December 31, 1997.

        The RUSGIT debenture was also sold to Sun on December 31, 1997, under the same terms and conditions as the sale of the Fund's debenture.

   Dwyer Group, Inc. (DWYR)

        Dwyer Group, Inc. ("Dwyer") is a holding company for service-based businesses providing specialty services internally through franchising.

        On June 2, 1995, the Fund purchased in the open market 4,000 shares of Dwyer's common stock at a cost of $12,320. On June 9, 1995, the Fund and the Company entered into a Stock Purchase Agreement in which the Fund agreed to purchase from the Company 70,000 shares of common stock at $3.50 per share for a total aggregate consideration of $245,000. Also on June 9, 1995, the Fund entered into a Stock Purchase Agreement with the Estate of Donald J. Dwyer, Deceased, pursuant to which the Fund agreed to purchase from the Estate 300,000 shares of common stock at $3.00 per share for a total consideration of $900,000. The stock purchased pursuant to the Stock Purchase Agreements is covered by a Demand Registration Rights

   <PAGE 11>

   Agreement.

        Including its first acquisition of 4,000 shares of common stock in June 1995, the Fund purchased 334,000 shares of Dwyer's common stock for an aggregate purchase price of $921,502 through May 1996.

        During the quarter ended September 30, 1997, the Fund sold 25,000 shares of common stock for approximately $45,000 and recorded a realized loss of $42,616. The shares were sold to reduce the Fund's holdings below 10% of the total common shares outstanding.

        The Partnership does not have a Director Designee on the Board of Directors of Dwyer Group, Inc.

   Fortune Natural Resources Corporation (FPX)

        On November 7, 1997, the Fund invested $350,000 in a 12% Convertible Debenture of Fortune Natural Resources Corporation ("FNRC"). The Debenture matures on December 31, 2007 and bears annual interest at the rate of 12%, payable quarterly, commencing January 1, 1998. The interest is computed on the basis of a 360-day year and will be subordinated to any senior debt of the Company, which, as of September 30, 1997, was $1,893,000 in the aggregate. The Debenture is convertible into the Company's common stock at $3.00 per share, subject to certain anti-dilution provisions. The Fund also has limited rights to demand a registration of its common stock and certain piggyback stock registration rights.

        The Company is an independent public oil and gas company whose primary focus is exploration and development of domestic onshore and offshore oil and gas properties located primarily in Louisiana and Texas.

        In addition to the Fund's investment on November 7, 1997, RUSGIT made an identical investment of $350,000 in FNRC. The investment by RUSGIT was made on a pari-passu basis with the Fund.

   Integrated Security Systems, Inc. (IZZI)

        On December 31, 1996, the Fund invested $2,300,000 in a 9% Convertible Debenture of Integrated Security Systems, Inc. ("IZZI"). The Company is a holding company which designs, develops, manufactures, sells and services commercial security and traffic control devices. In addition, it sells fully integrated turnkey security systems that control and monitor access to governmental, commercial and industrial sites.

        The Debenture has a mandatory monthly principal installment beginning December 1, 1999, which will amortize approximately one-half of the principal prior to maturity on December 1, 2003. The Debentures are callable at 120% of par, once specific earnings per share and bid price tests of the underlying