Form 10-K/A
period 1997-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1998-04-13
CIK 919567

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

        At the option of the Fund and in multiples of $10,000, the Debentures are convertible into common stock of IZZI at $1.05 per share. The conversion price is subject to certain anti-dilution provisions and is

   <PAGE 12>

   subject to a one-time adjustment in 1998 based on IZZI's performance for 1997. The adjustment is predicated on earnings and the bid price of the Company's stock. The Fund has the right to demand stock registration and certain piggyback stock registration rights. Costs of two demand registrations are at the Company's expense if commenced subsequent to July 12, 1998. The Fund also has warrants to purchase 12,500 shares of IZZI stock, which warrants have a cost basis of $3,750.

        Effective October 31, 1997, the Fund entered into an Intercreditor Agreement with the Company, its subsidiaries, and an outside lender, pursuant to which the Fund has agreed to subordinate its first priority security interest in the assets of Tri-Coastal Systems, Inc., one of the Company's wholly owned subsidiaries. In exchange for the Funds's agreement to execute the Intercreditor Agreement, the Company agreed to increase the interest payable in the Fund's Convertible Debentures by 300 basis points for so long as the Intercreditor Agreement is in effect.

        In addition to the Fund's investment on December 31, 1996, RUSGIT made an identical investment of $2,300,000 in IZZI. The investment by RUSGIT was made on a pari-passu basis with the Fund.

        The Fund has a right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

   Interscience Computer Corporation. (INTR)

        On September 22, 1994, the Fund purchased 36,000 shares of Interscience Computer Corporation's ("Interscience") Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") with a stated value of $100 per share for a total purchase price of $3,600,000. Interscience provides third party maintenance to large data centers and high-speed production printers. Interscience's field engineers provide top quality on-site care, operational advice and prompt delivery of parts. Interscience also develops and markets consumable products used in various printing processes. Interscience experiences a high rate of recurring revenue because of their long-term service contracts.

        The holders of Series A Preferred Stock are entitled to receive, if declared by the Board of Directors of Interscience, out of funds legally available therefor, cumulative dividends at the annual rate of 7.5% of the stated value of the Series A Preferred Stock. In addition, Interscience pays the Fund a 1.5% management fee per year.

        The holders of Series A Preferred Stock are entitled to vote upon all matters presented to the Stockholders, together with the holders of common stock as one class except (i) as otherwise required by law and (ii) with respect to the election of directors to the Interscience Board of Directors. Each share of Series A Preferred Stock entitles the holder thereof to that number of votes equal to the number of shares of common stock into which one share of Series A Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting of the date of the consent of stockholders if action is being taken by written consent. At any meeting of the shareholders of Interscience at which directors are

   <PAGE 13>

   elected to Interscience's board of directors, the holders of shares of Series A Preferred Stock shall have the right, voting separately as a class, to elect one director to the board of directors. To date, the Investment Adviser has not exercised this right and has attended board meetings only as an advisory director. In addition, if Interscience defaults under the purchase agreement with the Fund, the Fund has the right to elect a majority to the board of directors of Interscience.

        Each share of Series A Preferred Stock is convertible into a number of shares of Common Stock determined by dividing (i) $100 by (ii) the conversion price in effect on the Conversion Date. The conversion price at which shares of common stock shall initially be issuable upon conversion of the shares of Series A Preferred Stock shall be $6.00 (initially, 600,000 shares of common stock for $3,600,000). The conversion price shall be subject to further adjustment including anti-dilution provisions.

        Shares of the Series A Preferred Stock may be redeemed, in whole or in part, at any time at the option of Interscience (subject, however, to the Fund's right to convert), for cash at $120 per share beginning September 23, 1994 plus, in each case, all unpaid dividends thereon, including accrued dividends, whether or not declared, to the redemption date. However, Interscience may not redeem the Series A Preferred unless all of the following are satisfied: (1) Interscience's Common Stock has had a trading price of not less than 300% of the conversion price; (2) Interscience shall have earned at least $1.20 per share in the aggregate for the last four consecutive fiscal quarters preceding the date of notice, and (3) the shares to be issued on conversion shall have been registered or shall be exempted from registration and such shares shall be freely tradeable when issued.

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

        On April 4, 1996, the Fund purchased 4,000 shares of Interscience Series B Cumulative Convertible Preferred Stock ("Series B Preferred"), stated value $100 per share, for $400,000. The holders of the Series B Preferred are entitled to receive dividends at an annual rate of 7.5%, the dividends to be cumulative. The Series B Preferred stock bears voting privileges similar to these of the Series A Preferred stock discussed above. The Series B Preferred Stock is convertible into common stock at an initial price of $5.00 per share. The conversion price is subject to anti-dilution provisions. The Series B Preferred Stock also carries the failure to convert or redeem provisions if outstanding after September 23, 2000 as the Series A Preferred Stock.

        On March 6, 1997, the Company filed a Voluntary Petition for Reorganization under Chapter 11 of the Bankruptcy Code. A plan of

   <PAGE 14>

   reorganization has been filed, and the Company plans to emerge from bankruptcy in the first quarter of 1998. The Fund's ownership in the Company has increased from 19% to 38%, making the Fund the Company's largest shareholder.

        Robert Pearson, Vice President of Corporate Finance for Renaissance Group is a member of the Company's Board of Directors as the Fund's Director Designee.

   Intile Designs, Inc. (IDES)

        On February 27, 1997, the Fund purchased 10 units of Intile Designs, Inc. ("Intile") securities through a private placement at a cost of

   $50,000 per unit. Each unit consists of 150,000 shares of the Intile's common stock. The private placement provided that Intile would seek approval of a 1 for 3 reverse split of its common stock and enter into a letter of intent to sell securities in a secondary public offering in which Intile would be obligated to register the units of common stock.
   The reverse split has occurred, but the secondary offering has not. Because the units were not registered as of June 30, 1997, however, holders of the majority of the units have the right, on one occasion only, through two years after the private placement closing date, to demand the company register the shares. In addition, the holders still have piggyback registration rights with respect to the shares.

       Intile is a direct distributor and importer of ceramic tile, marble, and related home design products.

        In the quarter ended September 30, 1997, a dispute involving the taxable value of inventory led to new management and the implementation of a reorganization plan.

        In addition to the Fund's investment, on February 27, 1997 RUSGIT made an identical investment of $500,000 in Intile. The investment by RUSGIT was made on a pari-passu basis with the Fund.

   JAKKS Pacific, Inc. (JAKK)

        On December 31, 1996, the Fund invested $3,000,000 in a 9% Convertible Debenture of JAKKS Pacific, Inc. ("Jakks"). The Debenture has mandatory monthly principal installments beginning December 31, 1999, which will amortize approximately one-half of the principal prior to maturity on December 31, 2003. The Fund has the option to redeem the stock in the event of the death or disability of the Company's CEO, Mr. Jack Friedman. The Loan Agreement requires key employee insurance on Mr. Friedman's life to meet this requirement.

        At the option of the Fund and in multiples of $10,000, the Debentures are convertible into common stock of JAKKS at an initial price of $8.50 per share. The conversion price is subject to certain anti-dilution provisions. The Fund has the right to demand stock registration and certain piggyback stock registration rights. Costs of two demand registrations are at the Company's expense if commenced subsequent to December 31, 1998.

   <PAGE 15>

        The Company is engaged in the development, marketing and distribution of toys and electronic products for children.

        On May 1, 1997, the Company completed a secondary offering and sold 600,000 shares of common stock at a price of $5.75 per share. Pursuant to the anti-dilution provisions contained in the Fund's convertible debenture, the Fund's conversion price was adjusted from $8.50 to $5.75 per share, giving the Fund the right to 521,739 shares of the Company's common stock on a fully converted basis.

        In October 1997, the company announced that it had completed is acquisition of the Child Guidance and REMCO Steel toy lines.

        In addition to the Fund's investment on December 31, 1996, RUSGIT made an identical investment of $3,000,000 in JAKKS Pacific, Inc. The investment by RUSGIT was made on a pari-passu basis with the Fund.

   LifeQuest Medical, Inc. (LQMD)

        On December 19, 1997, the Fund invested $1,500,000 in a 9% Convertible Debenture of LifeQuest Medical, Inc. ("LifeQuest"). In addition, the Fund purchased 125,000 shares of the Company's common stock for $500,000, or $4.00 per share. The Debenture has mandatory monthly principal installments beginning December 19, 2000 and continuing on the first day of each successive month thereafter prior to maturity on December 19, 2004.

        At the option of the Fund and in multiples of $100,000, the Debentures are convertible into common stock of the Company at a price of $4.00 per share. If any additional common stock is issued by the Company for consideration of less than $4.00 per share, then in each such case the initial conversion price of the Fund's Debenture shall be reduced to a new conversion price in an amount equal to the price per share for the additional common stock being issued.

        In addition to the above anti-dilution clause, the conversion price is also subject to a one-time adjustment in the event that the Company's stock price remains below the Debenture conversion price and the Company's financial results for the fiscal year ended December 31, 1998 meet a certain threshold. Specifically, if the Company reports pre-tax income of $4,400,000 excluding extraordinary gains for the December 31, 1998 fiscal year, and the volume-weighted average closing bid price of the common stock (as determined by Bloomberg Financial Services for the 21 consecutive trading days following the Company's public press release of its December 31, 1998 fiscal year end financial results) is a price less than the existing conversion price, the conversion price for the Fund's Debentures will be reduced accordingly. Additionally, the Fund has the right to demand stock registration and certain piggyback stock registration rights for both the Debenture and the common stock, which is currently unregistered. The two demand registrations available for the Fund can only be executed once per year, but must be made within 18 months following the closing date of the initial investment.

        The Company and its four subsidiaries, LifeQuest Endoscopic Technologies, Inc., KleinMedical, Inc., Val-U-Med Inc., and ValQuest

   <PAGE 16>

   Medical, Inc., are engaged in the development, manufacture and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery.

        In addition to the Fund's investments on December 19, 1997, RUSGIT made an identical investment by purchasing a $1,500,000 9% Convertible Debenture, together with 125,000 shares of LifeQuest common stock for $500,000. The investments by RUSGIT were made on a pari-passu basis with the Fund.

   Packaging Research Corporation

        On December 14, 1995, the Fund invested $3,200,000 in a 9% convertible Debenture issued by Packaging Research Corporation ("PRC") of Englewood, Colorado and its subsidiary, Mama Rizzo's, Inc. ("MRI"). PRC manufactured food processing equipment and through its subsidiary, MRI, manufactured and distributed premium pasta sauces.

        The debentures were callable at 120% of par after January 1, 1996, once specific earnings per share and bid price tests were met. The debentures provided for mandatory principal installments beginning January 1, 1999, which installments would have amortized approximately one-half of the principal prior to maturity on January 1, 2003.

        At the option of the Fund, the $3,200,000 Convertible Debenture was convertible into common stock of PRC at $1.50 per share. This conversion price was subject to a one time adjustment at January 1, 1997, if the average closing bid price of the common stock for the 20 consecutive trading days prior to January 1, 1997, was less than $1.50 per share. If an adjustment was triggered, the conversion price would have been reduced to eighty percent (80%) of the average closing bid price of the Company's common stock for the 20 consecutive trading days prior to January 1, 1997. The Fund had the right to demand stock registration and certain piggyback stock registration rights and at least two registrations at the Company's expense.

        On August 23, 1996, MRI filed a voluntary petition seeking relief under Chapter 11 of the Bankruptcy Code. Subsequent to that filing, the Fund advanced $93,900, with court approval, in order to facilitate the orderly completion of inventory and to pay administrative costs. MRI sold its equipment and inventories as well as all intangibles. A sale of the remaining office equipment is currently being planned.

        On March 4, 1997, PRC filed to reorganize under Chapter 11. Thereafter the Company filed a motion to sell substantially all of its operating assets. By March 31, 1997, the Fund had recovered $155,080 from the sale of certain MRI assets, and by May 2, 1997 the Fund had recovered $500,000 from the sale of the Company's assets. The Fund anticipates recovering an additional $150,000 to $160,000 from the last payment on MRI, which has been collected, but is currently held by the Bankruptcy Trustee pending distribution. In the third quarter ended September 30, 1997, the Fund recorded a realized loss on the investment of $2,438,421 and removed the investment from the books.

   <PAGE 17>

   Play by Play Toys & Novelties, Inc. (PBYP)

        Effective July 3, 1997, the Fund invested $2,500,000 in an 8% Convertible Debenture of Play by Play Toys & Novelties, Inc. ("Play by Play"). The Debenture matures in seven years, is convertible into shares of common stock of the Company at $17.00 per share, and has mandatory monthly principal installments beginning June 30, 2000. The Debentures are callable by the Company at 101% of par, so long as the closing bid price for the common stock averages at least $25.50 per share for the twenty consecutive trading days prior to the call, the Company has filed a registration statement covering the shares of common stock issuable upon conversion of the Debenture, and the Company achieves certain benchmarks with respect to trading volume and price to earnings ratios.

        Subsequent to the Fund's closing of its investment in Play by Play, Play by Play completed a secondary public offering for $16.00 per share. According to the anti-dilution provisions of the Fund's Debenture, the Fund's conversion price was reduced to $16.00 per share, giving the Fund, on a fully converted basis, the right to 156,250 shares of the Company's common stock.

        The company designs, develops, markets and distributes stuffed toys and sculpted toy pillows based upon licenses for children's entertainment characters and corporate trademarks. The toys are sold into the indoor and outdoor amusement and entertainment market. The company has also entered the retail market with a line of interactive and talking toys.

        In addition to the Fund's investment on July 3, 1997, RUSGIT made an identical investment of $2,500,000 in Play by Play. The investment by RUSGIT was made on a pari-passu basis with the Fund.

   Poore Brothers, Inc.

        On May 31, 1995, the Fund advanced Poore Brothers, Inc. ("Poore Brothers") $2,100,000 under terms of a 9% Convertible Debenture. Poore Brothers manufactures and distributes a line of potato chips and popcorn in the Phoenix, Arizona and Nashville, Tennessee areas and distributes its own branded products and other products in the Phoenix and Houston areas. The Debenture is secured by a lien on the Company's intangible assets and trademarks; however, the Company's other assets are pledged to senior secured lenders. The total amount of borrowings issued under the loan agreement is $2,700,000 with First Interstate Equity Corporation advancing $600,000.

        The Debenture is convertible into common stock of the Company at a ratio equal to 1,926,606 shares of common stock of the Company for $2,100,000 (initially $1.09 per share); provided, however, that the conversion price shall be subject to adjustment at times and in accordance with the anti-dilution provisions of the debenture. The debenture, at the option of the Company may be redeemed in whole, but not in part, at 120% of par, provided the following has occurred: (i) the Company has completed an initial public offering of its securities; (ii) the closing bid price for the company's common stock averages at least $4.00 for a period of 30 consecutive trading days and the stock is listed on NASDAQ, AMEX or NYSE;
   (iii) the $4.00 call price is supported by a minimum of $0.20 annual earnings per share fully diluted for the immediately preceding fiscal

   <PAGE 18>

   year; and (iv) the shares of common stock underlying the debenture are fully registered. Interest is payable monthly commencing July 1, 1995. Monthly principal payments are scheduled to begin July 1, 1998, which installments will amortize approximately one-half of the principal prior to maturity on July 1, 2002.

        The Fund has the right to demand stock registration and certain piggy back stock registration rights, and at least two registrations will be at the Company's expense. The Fund has the right to designate a nominee to the Board of Directors of the Company, which designee may serve as a Director or Advisory Director at his or her election.

        On December 11, 1996, the Fund converted $311,429 of its debentures into 285,715 shares of the Company's common stock which were sold on that date as part of the Company's initial public offering. The Fund received $900,002 for the stock resulting in a gain of $588,573.

        Poore Brothers underwent restructuring in 1997. On January 27, 1997, the company announced the appointment of Eric J. Kufel as President and Chief Executive Officer ("CEO"). On June 4, 1997, Poore Brothers of Texas Inc., a wholly owned subsidiary of Poore Brothers, sold its Houston, Texas distribution business in which the buyer was sold certain assets including inventory, vehicles, and capital equipment, was granted a license to be the Company's exclusive distributor in the Houston, Texas market, and agreed not to distribute any other brand of kettle chip. In September 1997, the Company consolidated all of its manufacturing operations into a new 60,000 square foot Goodyear, Arizona facility. As part of the consolidation, the Company closed its La Vergne, Tennessee facility on September 30, 1997 resulting in the termination of thirty employees.
   Poore Brothers incurred a one-time charge of approximately $470,000 in connection with the closure of this facility.

        Robert Pearson, Vice President of Corporate Finance for Renaissance Group is a member of the Company's Board of Directors as the Fund's Director Designee.

   TAVA Technologies, Inc. (formerly Topro, Inc.)(TAVA)

        TAVA Technologies Inc. ("TAVA"), formerly Topro, Inc., provides control system integration products and services. It also is a distributor and manufacturer's representative of component devises used in control applications. The Company changed its name from Topro, Inc. to TAVA in February 1998.

        On February 21, 1996, the Fund invested $1,500,000 in a 9% Convertible Debenture of TAVA ("Debenture No. 1"). Debenture No. 1 had mandatory monthly principal installments beginning March 1, 1999, which would have amortized approximately one-half of the principal prior to maturity on March 1, 2003. Debenture No. 1 is also callable at 120% of par, once specific earnings per share and bid price tests of the underlying common stock were met.

        The Fund received warrants to purchase 225,000 shares of TAVA's stock on February 21, 1996. These warrants are exercisable at a price of $2.00 per share and expire on March 31, 1999.

   <PAGE 19>

        On March 5, 1996, the Fund invested in a second TAVA Debenture in the amount of $1,000,000 ("Debenture No.2"). Debenture No. 2 contains substantially the same covenants and terms as Debenture No. 1.

        The Fund received warrants to purchase 150,000 shares of TAVA's common stock on March 5, 1996. These Warrants are exercisable at a price of $2.00 per share and will expire on March 31, 1999.

        On June 17, 1996, the Fund invested in a third TAVA Debenture in the amount of $1,000,000 ("Debenture No.3") Debenture No.3 contains substantially the same covenants and terms as Debentures No. 1 and No.2, except Debenture No.3 has an initial conversion price being set at $2.25 per share and matures June 1, 2003. The initial conversion price of Debenture No. 3 was reduced to $1.50 by subsequent agreement.

        In addition to the Fund's investments in Debenture Nos. 1,2 and 3 discussed above, RUSGIT made an identical investment of $1,200,000 in Convertible Debentures of TAVA on October 30, 1996. The investment by RUSGIT was under the same terms and conditions as the Fund's investment with the exception of timing. The conversion rate of the RUSGIT investment is at $1.50 per share.

        During the quarter ended September 30, 1997, the Fund converted all of its Debenture No. 1 and $499,500 of its Debenture No. 2 into 1,333,000 shares of common stock. The Fund sold these shares during the quarter for $7,265,421, recording a realized gain of $5,265,921.

        On July 29, 1997, the Fund exercised two warrants to buy 375,000 shares of the common stock of the Company for $2.00 per share. Upon exercising the warrants, the Fund sold all 375,000 shares of common stock resulting in proceeds to the Fund of $1,827,052, representing a realized capital gain of $1,077,052.

        In addition to the Fund's conversion of a portion of its Convertible Debentures, RUSGIT converted a portion of its Debentures into common stock of the Company pursuant to the terms of the RUSGIT Debenture, and the stock was thereafter sold. The RUSGIT conversion and sale of stock was made on a pari-passu basis with the Fund's conversion and sale of stock.

        Effective October 23, 1997, the Company issued to the Fund warrants to purchase 25,000 shares of TAVA's common stock at an exercise price of $2.00 per share. The warrants were issued in consideration for the Fund's agreement to waive certain financial ratio requirements contained in the loan agreement between the Fund and the Company.

        Robert Pearson, Vice President of Corporate Finance for Renaissance Group is a member of the Company's Board of Directors as the Fund's Director Designee.


   Voice It Worldwide, Inc. (MEMO)

        Voice It Worldwide, Inc. ("VIWI") designs, develops and markets the "Voice It" personal note recorder which allows the user to verbalize

   <PAGE 20>

   reminders and short messages without paper or pencil. The products utilize computer chips and are the size of credit cards one-quarter inch thick.

        On October 27, 1995, the Fund advanced VIWI $2,450,000 under terms of an 8% Convertible Debenture due November 1, 2002. Interest is payable monthly beginning December 1, 1995. The Debentures provide for mandatory principal installments beginning November 1, 1998, which installments will amortize approximately one-half of the principal prior to maturity on November 1, 2002.

        The Debenture is convertible into common stock of the Company initially at $2.625 per share, provided that the conversion price shall be subject to a one-time adjustment at the time of filing its 1996 Form 10KSB and additional adjustments at times and in accordance with the anti-dilution provisions of the debenture. The Fund has the right to demand stock registration and certain piggyback stock registration rights, and at least two registrations will be at the Company's expense. The Fund has the right to designate a nominee to the Board of Directors of the Company, which designee may serve as a director or Advisory Director at his or her election.

        In addition to the Debentures, the Fund, on October 27, 1995, purchased for $50,000 warrants to purchase 915,000 shares of common stock from Voice It Worldwide, Inc. at a purchase price of $2.75 per share. The warrants are exercisable on the date of purchase and are void after October 27, 1998. The warrants are subject to anti-dilution provisions. If after October 27, 1996, the closing bid price of the Company's common stock averages greater than $6.00 per share for twenty consecutive trading days prior to notice to call, the warrants may be redeemed for $45,750. Effective December 31, 1996, the conversion rate on the Debentures was reset from $2.625 per share to $0.95 per share and the warrant exercise price was reset at $1.25 per share.

        In accordance with an agreement dated November 26, 1997, the Fund agreed to exercise its warrants to purchase 940,000 shares of the Company's Common Stock. In exchange for the Fund's agreement to exercise, the strike price was reduced from $1.25 per share to $1.06 per share, the Fund received 500,000 additional warrants exercisable at $1.60 per share, and the Company agreed to sell $500,000 of the Company's common stock prior to the Fund's exercise.

   Valuation of Investments

        The Prospectus and original offering documents specify that the securities held by the Fund are to be valued as follows:

        On a quarterly basis, Renaissance Group prepares a valuation of the assets of the Fund including Temporary Investments, Eligible Portfolio Investments, and Other Portfolio Investments, subject to the approval of the Board of Directors. Valuations of portfolio securities are done in accordance with generally accepted accounting principles and the financial reporting policies of the SEC. The applicable methods prescribed by such principles are described below.

        Generally, pursuant to the procedures established by the Investment

   <PAGE 21>

   Adviser, the fair value of each investment is initially based primarily upon its original cost to the Fund. Costs are the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use in the fair value determination. Portfolio investment for which market quotations are readily available and which are freely transferable are valued as follows:
   (i) securities traded on a securities exchange or the NASDAQ are valued at the closing price on, or the last trading day prior to, the date of valuation and (ii) securities traded in the over-the-counter market are valued at the average of the closing bid and ask price for the last trading day on, or prior to, the date of valuation. Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) are valued by discounting the closing price or the closing bid and ask prices, as the case may be, for the last trading day on, or prior to, the date of valuation to reflect the liquidity caused by such restriction, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions. The fair value of investments for which no market exists are determined on the basis of appraisal procedures established in good faith by the Investment Adviser. Fair value determinations are based upon such factors as the Portfolio Company's earnings and net worth, market prices for similar securities of comparable companies and an assessment of the Portfolio Company's future financial prospectus. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.


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

   Personnel

        The Fund has no direct employees, but instead has contracted Renaissance Group pursuant to the Investment Advisory Agreement to provide all management and operating activities. Renaissance Group currently has twelve employees who are engaged in performing the duties and functions required by the Fund. At the present time, a substantial portion of Renaissance Group's staff time is devoted to activities of the Fund. However, because of the diversity of skills required, the Fund cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Fund.

   <PAGE 22>

        The Investment Advisor currently serves as General Partner and manager to Renaissance Capital Partners, Ltd. ("Renaissance I") and Renaissance Capital Partners II, Ltd. ("Renaissance II") as well as the Investment Advisor to RUSGIT. Renaissance I and Renaissance II are BDC's with investment objectives similar to those of the Registrant.
   Renaissance I and Renaissance II are not actively seeking additional investments. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Fund. RUSGIT will invest primarily pari-passu with the Fund. In 1996, RUSGIT raised net investment capital of approximately $30,789,000. As of December 31, 1997, RUSGIT had made a total of eight
   (8) investments having an aggregate cost value of $14,353,750. Seven (7) of the investments were active at December 31, 1997. In addition, Renaissance Group may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

        No accurate data or estimate is available as to the percentage of time, individually or as a group, that will be devoted to the affairs of the Fund. Initially, and while the Fund's assets are in the process of being invested, a majority of the staff time of Renaissance Group is employed in functions and activities of the Fund. Thereafter, the officers and employees have and will devote such time as is required, in their sole discretion, for the conduct of business, including the provision of management services to Portfolio Companies.

   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

        The Fund does not contemplate making a substantial portion of its investments in foreign operations.

   Item 2.  Properties

        The Fund's business activities are conducted from the offices of Renaissance Group, which offices are currently leased until July 31, 1999 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by Renaissance Group at its expense pursuant to the Investment Advisory Agreement.

   Item 3.  Legal Proceedings

        There are no legal proceedings currently pending with regard to the Fund.

   Item 4.  Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


                              Part II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
   Matters

   <PAGE 23>

   TRADING

        As of December 31,1995 there was no trading in the shares of the Fund and no established market exists for those shares. On April 30, 1996, the Fund's common stock began trading on the NASDAQ National Market under the trading symbol RENN.

        The following table sets forth, for the periods indicated, certain high and low prices for the Common Stock as quoted on the NASDAQ National Market.

                                            High            Low
   Year ended December 31, 1996
    Second quarter (beginning April
             26, 1996)                      $9.88           $7.25
          Third quarter                     $9.38           $7.75
          Fourth quarter                    $9.38           $6.88

   year ended December 31, 1997
          First quarter                     $9.41           $7.25
          Second quarter                    $8.75           $6.75
          Third quarter                     $9.13           $6.63
          Fourth quarter                   $10.00           $8.88

   NUMBER OF HOLDERS

        As of December 31, 1997, there were approximately four beneficial holders of common stock.

   DIVIDEND POLICY

        The investment objective of the Fund is current income and long term capital appreciation. The Fund has elected to be treated as a regulated investment company" under Subchapter M of the Internal Revenue Code and will, on a quarterly basis, distribute substantially all current income in the form of a dividend. Since the Fund was in an offering phase for all of 1994, no dividends were paid; however, shareholders received a dividend on April 30, 1995, representing their pro rata portion of income earned by the Fund in 1994. Thereafter, the Fund has paid out dividends on a quarterly basis.

   Item 6.  Selected Financial Data.

        The following selected financial data for the period from January 20, 1994 (inception) through December 31, 1997, should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

                             1997          1996          1995         1994
Gross Income,
 (including



<PAGE 24>
 realized gain)          $8,512,374     $3,843,726     $3,070,938   $573,868
  Net Unrealized
   Appreciation
     (Depreciation)
      on Investments     (4,832,658)     7,779,315        698,270        0
     Net Income           1,146,733     10,060,620      2,503,034    206,970
     Net Income per shar       0.26           2.32           0.59       0.08
     Total Assets        48,356,570     50,688,180     41,995,915 39,476,579
     Net Assets          44,497,360     49,130,320     40,500,172 39,182,585
     Net Assets Per Share     10.25          11.32           9.54       9.42

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

   Other Investment Funds

        Renaissance Group has formed other investment funds to make

   <PAGE 25>

   investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, Renaissance Group formed Renaissance I and raised net capital contributions of $12,886,000 in a private placement offering for the purpose of making primarily convertible debentures investments in small and medium size public companies. Renaissance I is currently fully invested. Renaissance Group also formed Renaissance II and raised net capital contributions of approximately $42,874,000 in a public offering for the purpose of making primarily convertible debenture investments in small and medium size public companies. Renaissance II is currently fully invested.

        In the Spring of 1996, Renaissance Group formed RUSGIT, which invests in privately placed convertible debentures issued by companies similar to the investments of the Fund. RUSGIT will invest primarily pari-passu with the Fund. In 1996, RUSGIT raised investment capital of approximately $30,789,000, and as of December 31, 1997, had made eight (8) total investments having an aggregate cost value of $14,353,750. Seven (7) of the investments were active at December 31, 1997.

        The determination regarding the existence of conflict of interest between these affiliated investment funds and the Registrant, and the resolution of any such conflict, vests in the discretion of the Board of Directors, subject to the requirements and resolution of the 1940 Act.

   Regular Quarterly Dividends

        It is intended that cash dividends from operations be made to all shareholders each quarter to provide a cash return and also to enable the Fund to maintain its registered investment company status. Generally, this dividend is made from profits and investment income from the previous quarter. However, in the event that net profits are not adequate from time to time, the dividends may be made from capital, so long as capital is sufficient to assure repayment of all obligations of the Fund and such capital distributions are permitted by applicable corporate law and the 1940 Act.

        Quarterly dividends may be increased or decreased from time to time to reflect increases or decreases in current rates of investment income. The Fund's intention is to provide each shareholder a current return compatible with the then present economic condition of the Fund.

        The accounting records are maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, quarterly distributions will be made to shareholders of record as of the end of each quarter and mailed to each shareholders address of record within 120 days of the end of the quarter.

   Optional Distributions of Capital Gains

        In addition to the regular quarterly dividends, it is intended that on an annual basis the Fund shall dividend out net realized capital gains. Further, when deemed appropriate by the Board of Directors and subject to registration requirements, the Fund may make in-kind distribution of securities of Portfolio Companies. However, the timing and payment of distributions, including in-kind distributions, is at the discretion of the Board of Directors. In 1997, the Fund distributed $1.10 per share in

   <PAGE 26>

   capital gains to the Shareholders.

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

   Liquidity and Capital Resources

        Through 1994, the Fund raised gross initial capital of approximately $41,489,500 in the offering and after administrative and offering expenses, broker's commissions and management fees had a net available capital for investments of approximately $38,975,000.

        During 1995, the Fund invested in four additional Portfolio Companies in an amount aggregating $9,348,546 after doing intensive due diligence on a total of fifteen potential companies. Dividends paid to investors in 1995 amounted to $798,050. Net income in 1995 from operating activities and interest income on funds invested in U.S. government and agency obligations pending investment in portfolio companies, net of operating expenses and management fees, amounted to $2,503,034. Cash used by operating activities in 1995 amounted to $1,234,699.

        The Fund's other potential sources of available capital include gains from capital transactions and additional investments made pursuant to the Fund's Dividend Reinvestment Plan. In 1995, the Fund received reinvested dividends in the amount of $424,717 and additional funds from investments as provided for in the Fund Guidelines of $808,257. No capital gains were realized by the Fund during 1995 and no capital gain dividend payments were made.

        During the year ended December 31, 1996, the Fund invested $13,099,536 in six new portfolio investments and in follow-on investments. Dividends paid to investors in 1996 amounted to $2,406,381 including 1995 accrued dividends paid in 1996 and shares purchased for reinvestment amounted to $100,217. Net income from operating activities and interest income on funds invested in U.S. government and agency obligations, pending investment in portfolio companies, net of operating expenses and management fees amounted to $10,060,620. The net cash provided by operating activities was $4,498,954. The Fund also received $1,334,808 upon the sale of portfolio investments and $100,217 was received from additional investments in the Fund's stock while dividend reinvestments were $685,416.

        During the year ended December 31, 1997, the fund invested $7,100,150 in four new portfolio investments and in follow-on investments. Dividends paid to investors in 1997 amounted to $4,430,279 including 1996 accrued dividends paid in 1997. Net income from operating activities and interest

   <PAGE 27>

   income on funds invested in U.S. government and agency obligations, pending investment in portfolio companies, net of operating expenses and management fees amounted to $1,146,733. The net cash provided by operating activities was $1,220,582. The Fund also received $10,401,150 upon the sale of portfolio investments and dividend reinvestments were $39,849.

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

   RESULTS OF OPERATIONS

   1997 Compared to 1996

        During the year ended December 31, 1997, the Fund made additional portfolio investments aggregating $7,100,150 compared to $13,009,536 in 1996. As a result of these investments and earnings held for future investments, the Fund's 1997 total income was $3,679,716 consisting of the following components: (i) interest income of $2,423,380; (ii) dividend income of $68; (iii) fee income of $107,085; (iv) realized gains on investments of $5,981,841; and (v) unrealized depreciation on investments of $4,832,658.

        The aggregate 1997 income of $3,679,716 was less than the aggregate 1996 income of $11,623,041 primarily as a result of the realized gains of $5,981,841 and an increase in unrealized depreciation of $4,832,658 in 1997 as compared to an unrealized appreciation in 1996 of $7,779,315. The Funds operating expenses incurred in 1997 were $2,532,983 as compared to $1,562,421 in 1996. During 1997, an incentive fee of $1,196,366 was paid to the Investment Advisor representing 20% of the Funds realized capital gains, net of any realized capital losses and unrealized depreciation, compared to $199,059 paid in 1996. In addition, the management fees increased $37,565 in 1997.

        As a result, the Funds net income decreased to $1,146,733 in 1997 as compared to $10,060,620 in 1996.

   1996 Compared to 1995

        During 1996, the Fund made additional portfolio investments aggregating $13,099,536 compared to $9,348,546 in 1995. As a result of these investments and earnings held for future investments, the Fund's 1996 total income was $11,623,041, consisting of the following components;
   (i) interest income of $2,182,594; (ii) dividend income of $306,190; (iii) fee income of $359,323; (iv) realized gains on investments of $995,296; and (v) unrealized appreciation on investments of $7,779,315.

   <PAGE 28>

        The aggregate 1996 income of $11,623,041 exceeded the aggregate 1995 income of $3,769,208 primarily as a result of the realized gains of $995,296 and an increase in unrealized appreciation to $7,779,315 in 1996 as compared to $698,270 in 1995. The Fund's operating expenses incurred in 1996 were $1,562,421 as compared to $1,266,174 in 1995. During 1996, an incentive fee of $199,039 was paid to the Investment Advisor representing 20% of the Fund's realized capital gains, net of any realized capital losses. In addition, the management fees increased $69,798 in 1996.

        As a result, the Fund's net income increased to $10,060,620 in 1996 as compared to $2,503,034 in 1995.

   Item 8.  Financial Statements and Supplementary Data.

        For the Index to Financial Statements, see "Index to Financial Statements" on page F-1.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.


                                Part III

   Item 10.  Directors and Executive Officers of Registrant.

        Information required by this item is incorporated by reference from the Proxy Statement pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act.

   Item 11.  Executive Compensation.

        Information required by this item is incorporated by reference from the Proxy Statement pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        Information required by this item is incorporated by reference from the Proxy Statement pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act.

   Item 13.  Certain Relationships and Related Transactions.

        Information required by this item is incorporated by reference from the Proxy Statement pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act.


                             Part IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8 K.

   DOCUMENTS FILED AS PART OF THIS FORM 10K

   <PAGE 29>

         Financial Statements: The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.

   Financial Schedules

        There are no schedules presented since none are applicable.

   REPORTS ON FORM 8K

        The Fund did not file a report on Form 8 K during the fourth quarter of 1997.

   EXHIBITS

         3.1 Renaissance Capital Growth & Income Fund Amended Articles of Incorporation and By-laws (1)

        10.1 Investment Advisory Agreement as of February 15, 1994 (1)

        10.2 Dividend Reinvestment Plan (1)


        (1) Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission on February 25, 1994 (Registration No. 33-75758).


   Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

   Date: March 31, 1998

                  Renaissance Capital Growth & Income Fund III, Inc.
                  (Registrant)

                          By:          \s\
                                Russell Cleveland,
                                President and Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.


   Signature          Capacity in Which Signed                Date

      \s\
   Russell Cleveland  Chairman, President and director March 31, 1998


      \s\             Senior Vice President, Secretary March 31, 1998
   Barbe Butschek     and Treasurer and Chief Financial
                      Officer

   <PAGE 30>

      \s\
   Ernest C. Hill     Director                         March 31, 1998


      \s\
   Thomas W. Pauken   Director                         March 31, 1998


      \s\
   Peter Collins      Director                         March 31, 1998

   <PAGE 31>


                        INDEX TO FINANCIAL STATEMENTS


                                                            Page

   Independent Auditors' Report                              F-2

   Statements of Financial Condition                         F-3
   December 31, 1997 and 1996

   Statements of Investments-                        F-4 through F-7

   December 31, 1997 and 1996

   Statements of Operations-                                 F-8
   Years ended December 31, 1997, 1996, 1995

   Statements of Changes in Net Assets                       F-9
   Years ended December 31, 1997, 1996, 1995

   Statements of Cash Flows-                                F-10
   Years ended December 31, 1997, 1996, 1995

   Notes to Financial Statements                   F-12 through F-14

   <PAGE 32>




        RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                       Financial Statements

                 December 31, 1997, 1996 and 1995

          (With Independent Auditors' Report Thereon)

   <PAGE F2>

                   INDEPENDENT AUDITORS' REPORT

   The Board of Directors and Stockholders
   Renaissance Capital Growth & Income Fund III, Inc.:

   We have audited the accompanying statements of financial condition of Renaissance Capital Growth & Income Fund III, Inc., including the statements of investments, as of December 31, 1997 and 1996, and the related statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1997 and 1996, by examination of securities held in safekeeping for the Company and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       KPMG PEAT MARWICK LLP


   February 4, 1998
   Dallas, Texas

   <PAGE F3>

     RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

     Statements of Financial Condition

     December 31, 1997 and 1996


Assets                                       1997                 1996
Cash and Cash equivalents                $15,972,424          $15,841,272
Investments at fair value, cost of
 24,150,665 and $25,708,570 in 1997
 and 1996, respectively (note 4)          27,795,592           34,186,155
Receivable from sale of
 investment (note 5)                       4,200,000                     -
Accounts receivable                         -                     169,486
Interest receivable                          141,279              158,029
Organization costs, net of accumulated
  amortization                               208,529               333,238
Other assets                                  38,746                    -
Total assets                             $48,356,570           $50,688,180

Liabilities and Net Assets

Liabilities:
Accounts payable                            $  31,198               36,077
Accounts payable -affiliate (note 3)        1,440,889              523,923
Dividends payable                           2,387,123               997,860
                                            3,859,210             1,557,860

Net assets (note 6):
Common stock, $1 par value; authorized
 20,000,000 shares;4,342,942 and
 4,339,422 shares issued and
 outstanding in 1997 and 1996,
 respectively (note 3)                      4,342,942             4,339,422
Additional paid-in capital                 36,258,896           36,222,567
Undistributed net investment income         3,895,522            8,568,331
Net assets, equivalent to $10.25
 and $11.32 per share on the shares
 outstanding in 1997 and 1996
 respectively                              44,497,360            49,130,320

Commitments and contingencies
 (notes 3 and 4)
                                          $48,356,570           $50,688,180


<PAGE F4>

     RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

     Statement of Investments

     December 31, 1997 and 1996

                                                         1997

                                      Interest    Due                  Fair
                                      rate      date        Cost      value
Eligible Portfolio Investments -
 Convertible
 Debentures and Promissory Note

 Valued at fair value as determined by
  the Investment Advisor (note 4):

 Voice it Worldwide, Inc. -
  Convertible debenture               8.0%   11/01/02  $2,450,000  3,031,875

 Poore Brothers, Inc.-
  Convertible debenture               9.0    07/01/02    1,788,571  1,788,571

 Topro, Inc. -
  Convertible debenture               9.0     varies     1,500,500  6,437,145

 JAKKS Pacific Inc. -
  Convertible debenture               9.0   12/31/03     3,000,000  3,873,478

 Integrated Securities Systems (1)
  Convertible debenture               9.0   12/01/03    2,300,000  2,575,178

 Fortune Natural Resources Corp.
  Convertible promissory note        12.0   12/31/07      350,000    350,000

 LifeQuest Medical, Inc.-
  Convertible debenture               9.0   12/19/04     1,500,000  1,500,000
                                                        12,889,071 19,556,247

   Other Portfolio Investments-
      Convertible Debenture

  Valued at fair value as determined by
   the Investment Advisor (note 4):

  Bentley Pharmaceuticals, Inc.-
     Convertible debenture           12.0   02/13/06      744,800   1,080,000

  Play by Play Toys and
     Novelties,Inc.
     Convertible debenture            8.0   06/30/04     2,500,000  2,621,289
                                                         3,244,800  3,701,289

<F1>
1 - Interest payments under the terms of the convertible debenture are



<PAGE F5>

delinquent as of December 31, 1997. (Continued)

<PAGE F6>

     RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

     Statements of Investments, Continued

                                                      1997

                                                                  Fair
                                             Shares     Cost      value
Eligible Portfolio Investments -
 Common Stock, Preferred Stock and Warrants

 Valued at fair value as determined by
  the Investment Advisor (note 4):

 Interscience Computer Corporation (2):
  Series A, cumulative convertible
   redeemable preferred stock                 36,000   $3,600,000  1,400,000
  Series B, cumulative convertible
   preferred stock                             4,000      400,000         -

  Topro, Inc. - warrants to purchase
   25,000shares of Topro, Inc.
   common stock                               25,000          -       123,750

  Voice It Worldwide, Inc. -
   warrants to purchase 500,000
   shares of Voice It Worldwide,
   Inc. common stock                         500,000          -             -

  Voice It Worldwide, Inc. -
   common stock                              940,000    1,046,400   1,105,088

  Integrated Security Systems -
   warrants to purchase 12,500
   shares of Integrated Security
   Systems common stock                      12,500         3,750      3,750

  Intile Designs, Inc. -
   common stock                             500,000        500,000    185,000

  LifeQuest Medical,Inc.-
   common stock                             125,000        500,000    412,657
                                                         6,050,150  3,230,245

  Other Portfolio Investments  -
   Common Stock and Warrants

    Dwyer Group, Inc. - common stock       675,000    1,966,644    1,307,811
                                                     4,150,665    $27,795,592

<F1>
2 - Dividend payments under the terms of the preferred stock are delinquent as of December 31, 1997.

<PAGE F7>

     RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

     Statement of Investments, Continued

                                                              1996
                                          Interest   Due               Fair
                                            rate     date     Cost      value
Eligible Portfolio Investments -
 Convertible Debentures and
  Notes Receivable

Valued at fair value as determined by
 by the Investment Advisor (note 4):

 Voice It Worldwide, Inc. -
  Convertible debenture                  8.0%  11/1/02  $2,450,000  2,828,750

 Packaging Research Corporation (1):
  Convertible debenture                  9.0    1/1/03    3,200,00     800,000
     Note receivable                    15.0    2/28/97     93,900        -

 Poore Brothers, Inc. -
  Convertible debenture                  9.0    7/1/02   1,788,571   5,926,945

 Contour Medical, Inc. -
  Convertible debenture                9.0    7/1/03    2,500,000   2,500,000

 Topro, Inc.-
  Convertible debentures                 9.0   varies   3,500,000   5,707,500

 JAKKS Pacific, Inc. -
  Convertible debenture                 9.0  12/31/03   3,000,000   3,000,000

 Integrated Securities Systems -
  Convertible debenture                 9.0  12/31/03   2,300,000   7,414,047
                                                       18,832,471  28,177,242
 Other Portfolio Investments -
  Convertible Debenture

 Valued at fair value as determined by
  the Investment Advisor (note 4):

 Bentley Pharmaceuticals, Inc.
  Convertible debenture                12.0  2/13/06     744,800   1,040.000

<F1>
1- interest payments under the terms of the convertible debenture or note receivable are delinquent as of December 31, 1996.

<PAGE F8>

      RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

           Statements of Investments, Continued

                                                           1996
                                                                      Fair
                                           Shares     Cost            value
Eligible Portfolio Investments -
 Common Stock, Preferred stock
  and Warrants

 Valued at fair value as determined
  by the Investment Advisor (note 4):

 Interscience Computer Corporation:
  Series A, cumulative convertible
  redeemable preferred stock              36,000   $3,600,000      2,600,000
  Series B, cumulative convertible
  preferred stock                          4,000      400,000        400,000

 Topro, Inc.- warrants to purchase
  375,000 shares of Topro, Inc.
  common stock                         375,0000            -         220,313

 Voice It Worldwide, Inc. - warrants
  to purchase 25,000 shares of
  Voice It Worldwide, Inc. common
  stock                                  25,000            -                -

 Voice It Worldwide, Inc. - warrant
  to purchase 915,000 shares of
  Voice It Worldwide, Inc. common
  stock                                       1      50,000         50,000
                                                    4,050,000      3,270,313

  Other Portfolio Investments -
   Common Stock and Warrants

 Dwyer Group, Inc. - common stock      700,000   2,054,182      1,305,600

 Bentley Pharmaceuticals, Inc. -
  warrants to purchase 393,000
  Bentley Pharmaceuticals, Inc.
  common stock                          393,000      27,117        393,000
                                                    2,081,299      1,698,600
                                                  $25,708,570     34,186,155

 <F1>
 See accompanying notes to financial statements.

 <PAGE F9>


     RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

     Statements of Operations

     Years ended December 31, 1997, 1996 and 1995



                                     1997                 1996          1995
Income:
 Interest                       $2,423,380         2,182,917        2,587,738
 Dividend Income                        68           306,190          256,521
 Commitment and other fees         107,085           359,323         226,679
                                 2,530,533         2,848,430       3,070,938

Operating Expenses (note 3):
 General and administrative        519,873           584,183         556,793
 Incentive fee                   1,196,366           199,059               -
 Management fees                   816,744           779,179         709,381
                                 2,532,983         1,562,421       1,266,174

     Operating income (loss)      (2,450)          1,286,009       1,804,764

Investment income:
 Net unrealized appreciation
   on investments              (4,832,658)         7,779,315         698,270

Net unrealized gain on
 Investments                    5,981,841           995,296               -
 Investment income              1,149,183         8,774,611         698,270
   Net income                  $1,146,733        10,060,620       2,503,034

Net income per share
  (note 1(d))                  $      .26              2.32            .59

<FN1>
See accompanying notes to financial statements.

<PAGE F10>

     RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

     Statements of Changes in Net Assets

     Years ended December 31, 1997, 1996 and 1995


Net assets, December 31, 1994                                $39,182,525

Net income                                                     2,503,034

Dividends                                                     (1,986,186)

Proceeds from issuance of 40,141 shares (note 6)                 376,082

Reinvested dividends to purchase 45,592 shares (note 6)          424,717

Net assets, December 31, 1995                                 40,500,172

Net income                                                    10,060,620

Dividends                                                     (2,216,105)

Proceeds from issuance of 10,617 shares (note 6)                 100,217

Reinvested dividends to purchase 74, 175 shares (note 6)         685,416

Net assets, December 31, 1996                                 49,130,320

Net income                                                     1,146,733

Dividends                                                     (5,819,542)

Reinvested dividends to purchase 3,520 shares (note 6)            39,849

Net assets, December 31, 1997                               $ 44,497,360

<FN1>
See accompanying notes to financial statements.

<PAGE F11>

     RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

     Statements of Cash Flows

     Years ended December 31, 1997, 1996 and 1995


                                      1997             1996             1995
Cash flows from
operating activities:
 Net income                            $1,146,733     10,060,620    2,503,034
 Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
 Net unrealized (appreciation)
  on investments depreciation
  on investments                       4,832,658    (7,779,315)    (698,270)

 Net realized gain on investments       (5,981,841)      (995,296)        -
 Discount accretion on
  short-term investments                  -              -         (107,973)
 Amortization of organization
     costs                               124,709       124,708      124,709
 Increase (decrease) in
  receivable from sale of
  investment                             -          2,500,000   (2,500,000)
(Increase) decrease in accounts
  receivable                            169,486      (50,483)      (25,396)
(Increase) decrease in
  interest receivable                    16,750       386,327     (544,356)
 Increase (decrease) in accounts
  payable                                (4,879)        36,077         -
 Increase in accounts payable-
  affiliate                             916,966        216,316        13,553
 Net cash provided by (used
  in) operating activities             1,220,582     4,498,954   (1,234,699)

 Cash flows from investing activities:
  Purchase of investments             (7,100,150)  (13,099,536)   (9,348,546)
  Proceeds from sale of
    investments                       10,401,150     1,334,808          -
  Decrease in short term
    investments (net)                       -       21,348,889       460,823
  Net cash provided by (used in)
         investing activities          3,301,000     9,584,161    (8,887,723)

  Cash flows from financing
   activities:
  Net proceeds from issuance of
   shares                                   -          100,217       808,257
  Reinvested dividends to
   purchase shares                        39,849       685,416       424,717
   Cash dividends                     (4,430,279)   (2,406,381)     (798,050)
  Net cash (used in) provided by
   financing activities               (4,390,430)   (1,620,748)      434,924

  Net increase (decrease) in cash and
   cash equivalents                       131,152    12,462,367   (9,687,498)



<PAGE F12>

  Cash and cash equivalents at
   beginning of the year               15,841,272    3,378,905    13,066,403

  Cash and cash equivalents
   at end of the year                 $15,972,424   15,841,272     3,378,905

<F1>
Noncash investing and financing activities:
<F2>
The fourth quarter dividends of $2,387,123, $997,860 and $1,188,136 were accrued as of December 31, 1997, 1996 and 1995, respectively.
<F3>
During 1997, the Fund recorded a receivable from the sale of an investment amounting to $4,200,000.
<F4>
During 1997, the Fund recorded a receivable from the liquidation of an investment. At December 31, 1997, the receivable amounted to $38,746 and is included in other assets in the accompanying statement of financial condition.
<F5>
See accompanying notes to financial statements.

<PAGE F13>
         RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      Notes to Financial Statements

                     December 31, 1997, 1996 and 1995

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

            (c)   Federal Income Taxes

                  The Fund has elected the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund's investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund's investment company taxable income to its shareholders. It is the intent of management to distribute all of its investment company taxable income and long term capital gains within the defined period under the IRC to qualify as a regulated investment company. Therefore, no federal income tax provision is included in the accompanying financial statements.

            (d)   Net income per share

   <PAGE F14>
                  Net income per share is based on the weighted average of shares outstanding during 1997, 1996 and 1995 of 4,342,062, 4,332,390 and
   4,217,428, respectively.

            (e)   Management Estimates

                  Management of the Fund has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial settlements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

            (f)   Organization Costs

                  Costs of organizing the Fund were capitalized and are being amortized on a straight-line basis over five years beginning with the commencement of the Fund's activities.

   (3)      Management and Organization Fees

            Pursuant to the Prospectus, an initial share purchase of $100,000 was made by the Investment Advisor. Upon admission of additional shareholders at the closing of the offering described in Note 1, the Investment Advisor had the right to withdraw from the Fund and was entitled to receive a return of initial capital of $100,000 without interest. The right by the Investment Advisor to withdraw from the Fund was not elected and the initial capital contribution was retained by the Fund, therefore, increasing the shares issued by 10,000 in 1996.

            The Investment Advisor for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Advisor performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under this agreement the Investment Advisor is reimbursed by the Fund for certain administrative expenses. A summary of fees and reimbursements paid by the Fund under the Investment Advisory Agreement, the Prospectus and the original offering document are as follows:

            The Investment Advisor receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund incurred $816,744, $779,179 and $709,381 for 1997, 1996 and 1995, respectively, for such operational management fees. Amounts payable for such fees at December 31, 1997 and 1996 were $221,781 and $523,923, respectively.

            The Investment Advisor was reimbursed by the Fund for administrative expenses paid by the Investment Advisor on behalf of the Fund. Such reimbursements were $220,077, $219,758 and $295,641, for 1997, 1996 and 1995, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

            The Investment Advisor is to receive an incentive fee in an amount equal to 20% of any of the Fund's realized capital gains computed net of all realized capital losses and unrealized depreciation. The Fund incurred $1,196,366 and $199,059 during the years ended 1997 and 1996, respectively, for such incentive fee. No incentive fee was incurred for 1995.

   <PAGE F15>

   (4)      Investments

            The Fund invests primarily in convertible securities and equity investments of companies that qualify for investment as permitted in
   Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. These investments are carried in the statements of financial condition as of December 31, 1997 and 1996, at fair value, as determined in good faith by the Investment Advisor. The investments held by the Fund are generally convertible after five years into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded, but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Dividends or interest on the convertible securities is generally payable monthly. The investments often have call options, usually commencing three years subsequent to issuance, at prices specified in the investment agreements.

   The Prospectus and the original offering document specify that investments held by the Fund shall be valued as follows:

            Generally, pursuant to procedures established but the Investment Advisor, the fair value of each investment will be initially based upon its original cost to the Fund. Costs will be the primary factor used to determine fair value until significant developments affecting the investee company (such as results of operations or changes in general market conditions) provide a basis for use in an appraisal valuation.

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

            Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) will be valued by discounting the closing price or the closing bid and asked prices, as the case may be, for the last trading day on, or prior to , the date of valuation to reflect the illiquidity caused by such restrictions, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions.

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

   <PAGE F16>

   company's future financial prospectus. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.

        The financial statements include investments valued at $27,795,592 (57% of total assets) and $34,186,155 (67% of total assets) as of December 31, 1997 and 1996, respectively, whose values has been estimated by the Investment Advisor in the absence of a readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

   As of December 31, 1997 and 1996, the net unrealized appreciation associated with investments held by the Fund was $3,644,927 and $8,477,585, respectively.

   (5)  Receivable from Sale of Investment

   During 1997, the Fund sold an investment in a portfolio company for $4,200,000. The proceeds from this sale were received in 1998.

   (6)  Purchase of Additional Shares

   In accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund, purchasing 3,520, 74,175 and 45,592 Fund shares issued directly by the Fund in 1997, 1996 and 1995, respectively.

   During 1996 and 1995, in accordance with Fund guidelines, additional contributions were received from certain shareholders which were used to purchase 10,617 and 40,141 additional Fund shares, respectively, issued directly by the Fund. As summarized in note 3, the Investment Advisor exercised its right to convert its initial share purchase to 10,000 shares in 1996. No additional contributions were received in 1997.