Form 10-Q
period 1998-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1998-05-19
CIK 919567

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to _________________

                   Commission File Number:  0-20671

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
 ____________________________________________________________________________
        (Exact name of registrant as specified in its charter)

          TEXAS                                      75-2407159
_____________________________________________________________________________
(State or other jurisdiction                 (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 NORTH CENTRAL EXPRESSWAY, DALLAS, TEXAS               75206-1857
_____________________________________________________________________________
(Address of principal executive offices)                    (Zip Code)

                             214/891-8294
_____________________________________________________________________________
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    (X)         No()

4,342,942 shares of common stock outstanding at March 31, 1998.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                 STATEMENT OF ASSETS AND LIABILITIES

                              (UNAUDITED)


                                Assets


                                      December 31, 1997  March 31, 1998

Cash                                     $15,972,424      $11,683,088
Accounts receivable                          180,025          245,694
Receivable from sale of investment         4,200,000              -
Investments, at market value, cost
of $24,150,665 and $29,400,653            27,795,592       40,374,405
Organizational costs, net of
accumulated amortization                     208,529          177,779

                                          48,356,570       52,480,966


                      Liabilities and Net Assets


Liabilities:
 Accounts payable - related parties       1,440,889           47,387
 Accounts payable - trade                    31,198           23,215
 Dividends payable                        2,387,123          347,436
                                          3,859,210          418,038
Net Assets:
 Common stock, $1 par value;
  20,000,000 shares authorized;
  4,342,942 and 4,342,942 shares
  issued and outstanding                 40,601,838       40,601,838

Accumulated undistributed income (loss)   3,895,522       11,461,090
   Net assets                           $44,497,360      $52,062,928
                                        $48,356,570      $52,480,966

Net asset value per share             $       10.25    $       11.99

<F1>
See accompanying notes to financial statements.

                  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                          STATEMENT OF OPERATIONS

                                (UNAUDITED)

                                            Three Months ended March 31,
                                              1997            1998
Investment Income:
  Interest                                 $ 512,913        $ 612,181
  Dividends                                   75,000           -
  Other investment income                     25,000          294,488
    Total investment income                  612,913          906,669

Expenses:
  Amortization                                30,750           30,750
  Bank charges                                 5,318            4,272
  Directors' fees                             18,000           22,500
  Legal and professional                      63,243           27,917
  Management fees                            187,137          162,616
  Taxes                                          811              560
  Other                                       54,114           39,619
   Total Expenses                            359,373          288,234

      Net investment income                  253,540          618,435

Realized gain on investments                 419,905              -
Unrealized gain (loss) on investments     (7,256,685)       7,328,813

Net increase (decrease) in net assets
  resulting from operations             $ (6,583,240)     $ 7,947,248

<F1>
See accompanying notes to financial statements.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                     STATEMENT OF CHANGES IN NET ASSETS

                                 (UNAUDITED)


                                         Three Months ended March 31,
                                            1997             1998
Increase (Decrease) in net assets
 resulting from operations

Investment income - net                $    253,540      $   618,435
 Realized gain on investments               419,905             -
Unrealized gain (loss) on investments    (7,256,685)       7,328,813
 Net increase (decrease) in net assets
 resulting from operations               (6,583,240)       7,947,248
Distributions to shareholders
 from net investment income                (347,435)        (381,680)
Capital share transactions                   39,848             -

   Total increase (decrease)             (6,890,827)       7,565,568

Net assets
  Beginning of period                    49,130,320       44,497,360

  End of period                        $ 42,239,493      $52,062,928

<F1>
See accompanying notes to financial statements.

          RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1998

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

  B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared dividends of $381,680 for the quarter ended March 31, 1998.

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

3. Organization Expenses

In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Advisor") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. Amortization expense for the quarter ended March 31, 1998 was $30,750.

4. Investment Advisory Agreement

The Investment Advisor for the Fund is registered as an investment advisor under the Investment Advisors Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Advisor performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Advisor receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund accrued a liability of $162,616 for such operational management fees performed during the quarter ended March 31, 1998. In addition, the Fund has agreed to pay the Investment Advisor an incentive fee equal to 20% of any net realized capital gains after allowance for any realized capital losses and unrealized depreciation of the Fund. This management incentive fee is calculated on an annual basis.

5. Capital Share Transactions

As of March 31, 1998 there were 20,000,000 shares of $1 par value capital stock authorized and capital paid-in aggregated $36,258,896.

Year-to-date transactions in capital stock are as follows:

                                           Shares        Amount
   Balance December 31, 1997            4,342,942   $40,601,838

   Balance March 31, 1998               4,342,942   $40,601,838

<F1>
The Fund received an additional $61,200 from its shareholders during the current quarter. These funds were used to purchase Fund shares in the open market.
</F1>

6. Related Party Transactions

The Investment Advisor is reimbursed by the Fund for certain administrative expenses under the Investment Advisory Agreement. The Fund accrued a liability of $28,236 for such reimbursements during the quarter ended March 31, 1998.

7. Short-term Investments

Short-term investments are comprised of U. S. Government and Agency obligations maturing from May 7, 1998 to May 20,1998. Such investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

8. Investments

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a) (1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of March 31, 1998, at fair value, as determined in good faith by the Investment Advisor. The securities held by the Fund are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition. The investments held by the Fund are convertible, generally after five years, into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The
Fund generally may register and sell such securities at any time with the Fund paying the costs of registration. Dividends are generally payable monthly. The stocks often have call options, usually commencing three years subsequent to issuance, at prices specified in the stock agreements.

                       INVESTMENT VALUATION SUMMARY

                                                   CONVERSION
                                       COST      OR FACE VALUE    FAIR VALUE
 Bentley Pharmaceuticals, Inc.
 12% Convertible Debenture            744,800      1,180,000      1,069,200

 Document Authentication Systems
 Preferred Stock                      500,000        500,000        500,000

 The Dwyer Group, Inc.
 Common Stock                       1,966,632      1,476,563      1,476,563

 Fortune Natural Resources Corp.
 12% Convertible Debenture            350,000        350,000        350,000

 Integrated Security Systems, Inc.
 9% Convertible Debenture           2,300,000      2,487,687      2,359,816
 Warrants                               3,750          3,750          3,750

 Interscience Computer Corporation
 Series A Cumulative Convertible    4,000,000      4,000,000      1,400,000
 Redeemable Preferred Stock







               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               MARCH 31, 1998

8.   Investments (continued)

                            INVESTMENT VALUATIONSUMMARY

                                                   CONVERSION
                                       COST      OR FACE VALUE   FAIR VALUE


 Intile Designs, Inc.
 Common Stock                         500,000        125,000         67,500

 Jakks Pacific, Inc.
 9% Convertible Debenture           3,000,000      4,076,087      4,035,326

 La-Man Corporation
 8.75% Convertible Debenture        1,750,000      1,750,000      1,750,000
 Common Stock                         500,000        368,924        296,789

 LifeQuest Medical, Inc.
 9% Convertible Debenture           1,500,000      1,546,875      1,531,406
 Common Stock                         500,000        546,875        541,719

 NewCare Health Corp.
 8.5% Convertible Debenture         2,500,000      2,500,000      2,500,000

 Play by Play Toys & Novelties, Inc.
 8% Convertible Debenture           2,500,000      2,949,219      2,919,727

 Poore Brothers., Inc.
 9% Convertible Debenture           1,788,571      1,788,571      1,788,571

 TAVA Technologies, Inc.
 9% Convertible Debentures          1,500,500     13,129,375     12,998,080
 Warrants                             -0-            290,625        287,719

 Voice It Worldwide, Inc.
 8% Convertible Debenture           2,450,000      3,546,053      3,283,290
 Common Stock                       1,046,400      1,292,500      1,214,950

                                  $29,400,653    $43,908,104    $40,374,406

<F1>
The fair value of debt securities convertible into common stock is the sum of

[FN]
<F2>
(a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

(1) MATERIAL CHANGES IN FINANCIAL CONDITION

The following portfolio transactions are noted for the quarter ended March 31, 1998 (portfolio companies are herein referred to as the "Company"):

    INTEGRATED SECURITY SYSTEMS, INC. Effective March 18, 1998, the conversion price on the Fund's Convertible Debenture was reduced from $1.05 per share to $0.549 per share. The terms of the Debenture allowed the Fund the one-time adjustment when the Company failed to achieve minimum net sales and net after tax income benchmarks based on 1997 year end numbers. As a result of the adjustment, the Fund's Debenture is now convertible into 4,189,435 shares of the Company's common stock, of which 1,998,959 are considered unregistered, while the remaining 2,190,476 shares are registered and are freely marketable in the event the Fund converts from debt into equity.

    DOCUMENT AUTHENTICATION SYSTEMS.   Effective February 5, 1998, the Fund
invested $500,000 in the 5% Series A Cumulative Convertible Preferred Stock of Document Authentication Systems, Inc. ("DAS"). The Preferred is convertible into shares of common stock of DAS at $250.00 per share. DAS is currently private, and owns a patented process covering paperless transactions.

    In addition to the Fund's Investment, Renaissance US Growth and Income Trust, PLC ("RUSGIT") invested $500,000 in the 5% Series A Cumulative Convertible Preferred Stock of DAS. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment.

    LA-MAN CORPORATION. On March 2, 1998, the Fund invested $2,250,000 in La-Man Corporation ("La-Man"). Of the total investment, the Fund invested $1,750,000 for the purchase of an 8.75% Convertible Debenture, maturing in seven years and convertible into La-Man's common stock at $4.75 per share.
In addition, the Fund invested $500,000 in La-Man's common stock at a price of $4.32 per share. La-Man is a leading competitor in the market for design, manufacture, and placement of large electronic advertising signs for businesses, entertainment, and sports venues, as well as signage for schools and churches.

    In addition to the Fund's investment, RUSGIT invested $2,250,000 in La-Man by purchasing an 8.75% Convertible Debenture for $1,750,000, and by purchasing $500,000 of La-Man common stock at $4.32 per share. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment.

    NEWCARE HEALTH CORPORATION. On January 27, 1998, the Fund invested $2,500,000 for the purchase of an 8.50% Convertible Debenture of NewCare Health Corporation ("NewCare"). The Debenture matures in seven years and is convertible into shares of NewCare's common stock at $3.81 per share. In addition, the Fund has options to purchase 100,000 shares of

NewCare's common stock at a price of $4.19 per share. NewCare is a fast growing provider of senior residential care services, including long-term care, assisted living and independent living services. NewCare also owns and manages hospitals.

    In addition to the Fund's investment, RUSGIT invested $2,500,000 in an 8.50% Convertible Debenture of NewCare, and also received options on 100,000 shares of NewCare's common stock. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment.

    JAKKS PACIFIC INC. Subsequent to March 31, 1998, the Fund invested $3,000,000 in the Series A Cumulative Convertible Preferred Stock of JAKKS Pacific, Inc. ("JAKKS"). The Preferred stock calls for a 7% dividend, and is convertible into common stock of JAKKS at a price of $8.95 per share. This represents the Fund's second investment in JAKKS. On December 31, 1996, the Fund invested $3,000,000 in a 9% Convertible Debenture of the Company.

(2) MATERIAL CHANGES IN OPERATIONS

    Net investment income for the quarter ended March 31, 1998, as compared to March 31, 1997, reflects an increase of $346,895. This reported increase is attributable to an adjustment of prior year expenses resulting in an increase of income.

    During the first quarter, the Fund experienced $7,328,813 of unrealized gains resulting from an increase in the fair value of its investments.

    Pending investment in portfolio investments, funds are invested in temporary cash accounts and in government securities. Although income and expenses are essentially stable, the Registrant anticipates that income will continue to increase as investments are made. An aggressive search for potential investments is ongoing.

    During the quarter ended March 31, 1998, the Registrant paid dividend distributions of income to shareholders in the amount of $2,421,369 and accrued dividends payable to shareholders in the amount of $381,680.

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.





May 15, 1998             _______________\S\_______________________
                         Russell Cleveland, President and Chairman




May 15, 1998            _________________\S\_________________________
                        Barbe Butschek, Corp. Secretary and Treasrer