Form 10-Q
period 1998-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1998-08-13
CIK 919567

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                                -----------    --------------
                    Commission File Number:  020671

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III,
        (Exact name of registrant as specified in its charter)

               Texas                                  75-2533518
        (State or other jurisdiction          (I.R.S. Employer I.D. No.)
         of incorporation or organization)

     8080 North Central Expressway, Dallas, Texas        75206-1857
      (Address of principal executive offices)           (Zip Code)

                             214/891-8294
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      X         No

4,250,630 shares of common stock outstanding at June 30, 1998.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                 Statement of Assets and Liabilities

                              (Unaudited)

                                Assets

                                 December 31, 1997   June 30, 1998

Cash                                   $15,972,424      $2,317,393
Accounts receivable                        180,025         261,449
Receivable from sale of investment       4,200,000       2,154,935
Temporary investments at cost             -              4,986,564
Investments, at market value,
  cost of $24,150,665 and $34,150,153   27,795,592      42,294,818
Organizational costs,
 net of accumulated amortization           208,529         146,687
                                       -----------     ------------
                                      $ 48,356,570     $52,161,846
                                        ==========       =========



                       Liabilities and Net Assets


Liabilities:
 Accounts payable - related parties    $ 1,440,889    $  1,020,713
 Accounts payable - trade                   31,198          14,075
 Dividends payable                       2,387,123       2,932,935
                                         ---------       ---------
                                         3,859,210       3,967,723
                                         ---------       ---------
Net Assets:
 Common stock, $1 par value;
  20,000,000 shares authorized;
  4,342,942 and 4,250,630 shares
  issued and outstanding                40,601,838      39,759,381

Accumulated undistributed income (loss)   3,895,522      8,434,742
                                         ----------     ----------
   Net assets                            44,497,360      48,194,123
                                         ----------      ----------
                                       $ 48,356,570    $ 52,161,846
                                         ==========      ==========
Net asset value per share            $        10.25    $      11.34
                                         ==========      ==========

See accompanying notes to financial statements.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                          Statement of Operations

                                (Unaudited)


                                       Three Months Ended June 30,         Six Months Ended June 30,
                                            1997               1998           1997          1998

Investment Income:

  Interest                             $    681,298       $   572,596        $ 1,194,212  $   1,184,777
  Dividends                                  75,000               -              150,000         -
  Other investment income                    26,000            96,500             51,000        390,988
                                            -------           -------          ---------      ---------
    Total investment income                 782,298           669,096          1,395,212      1,575,765
                                            -------           -------          ---------      ---------
Expenses:
  Amortization                               31,092            31,092             61,842         61,842
  Bank charges                                5,314             5,502             10,632          9,774
  Directors' fees                            13,500            16,000             31,500         38,500
  Legal and professional                     18,694            29,745             81,937         57,662
  Management fees                           180,269           295,102            367,405        457,718
  Taxes                                       6,866             7,330              7,677          7,890
  Other                                      61,079            53,246            115,194         92,865
                                           -------            -------            -------        -------
    Total expenses                          316,814           438,017            676,187        726,251
                                            -------           -------            -------        -------
    Net investment income                   465,484           231,079            719,025        849,514

Realized gain on investments                     -          2,504,596            419,905      2,504,596
Unrealized gain (loss) on investments    (1,680,956)       (2,829,090)        (8,937,641)     4,499,723
Net increase (decrease) in net assets      ---------        ---------         ----------      ---------
  resulting from operations             $(1,215,472)     $    (93,415)       $(7,798,711)    $7,853,833
                                           =========        =========         ==========      =========












See accompanying notes to financial statements.











             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                     Statement of Changes in Net Assets

                                (Unaudited)


                                     Three Months Ended June 30,      Six Months Ended June 30,
                                           1997         1998               1997        1998


Increase (decrease) in net assets
 resulting from operations

Investment income - net             $     465,484    $  231,079     $   719,025   $    849,514
Realized gain on investments                   -      2,504,596         419,905      2,504,596
Unrealized gain (loss) on investments  (1,680,956)   (2,829,090)     (8,937,641)     4,499,723
                                        ---------     ---------       ---------      ---------
 Net increase (decrease) in net assets
 resulting from operations             (1,215,472)      (93,415)      (7,798,711)    7,853,833

Distributions to shareholders            (347,436)   (2,932,935)        (694,872)   (3,314,615)
Proceeds from shares issued                     -         -               39,848           -
Cost of shares repurchased                      -      (842,455)               -      (842,455)
                                        ----------     ---------        ---------     ---------
 Total increase (decrease)             (1,562,908)    (3,868,805)     (8,453,735)     3,696,763

Net assets
 Beginning of period                   42,239,493     52,062,928      49,130,320     44,497,360
                                      -----------     ----------      ----------     ----------
 End of period                        $40,676,585    $48,194,123     $40,676,585    $48,194,123
                                       ==========     ==========      ==========     ==========












See accompanying notes to financial statements.

          RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                     Notes to Financial Statements

                             June 30, 1998

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

2.  Significant Accounting Policies

    A. Federal Income Taxes - The Fund intends to elect the special income tax treatment available to "regulated investment companies" under Sub-chapter M of the Internal Revenue Code in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the Internal Revenue Code that are applicable to regulated investment companies and to distribute all its taxable income to its shareholders. Therefore, no federal income tax provision is required.

    B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared dividends of $2,932,935 for the quarter ended June 30, 1998.

    C. Management Estimates - The financial statements have been prepared in conformity with generally accepted accounting principles. The pre-paration of the accompanying financial statements requires estimates and assumptions made by management of the Fund that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

    D. Financial Instruments - In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instru-ments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

3.  Organization Expenses

    In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Adviser") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. Amortization expense for the quarter ended June 30, 1998 was $61,842.

                 RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                              June 30, 1998

                               (unaudited)


4.  Investment Advisory Agreement

    The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Ad-visory Agreement, the Investment Adviser performs certain services, in-cluding certain management, investment advisory and administrative serv-ices necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund accrued a liability of $295,102 for such operational management fees performed during the quarter ended June 30, 1998.

    In addition, the Fund has agreed to pay the Investment Adviser an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on a quarterly basis.

5.  Capital Gains

    The Fund realized a capital gain of $3,130,746 on the sale of 333,665 shares of TAVA Technologies, Inc. common stock. The gain is shown on the accompanying statement of operations net of the $626,149 management incentive fee payable to the Investment Adviser.

6.  Capital Share Transactions

    As of June 30, 1998 there were 20,000,000 shares of $1 par value capital stock authorized and capital paid-in aggregated $36,258,896.

    Year-to-date transactions in capital stock are as follows:

                                             Shares        Amount
     Balance December 31, 1997             4,342,942     $40,601,838

     Shares repurchased                      (92,312)       (842,457)
                                            ---------      -----------
     Balance June 30, 1998                  4,250,630    $39,759,381
                                            =========     ==========

7.  Related Party Transactions

    The Investment Adviser is reimbursed by the Fund for certain administra-
    tive expenses under the Investment Advisory Agreement.   Such reimburse-
    ments were $52,075 for the quarter ended June 30, 1998.

8.  Short-term Investments

    Short-term investments are comprised of U. S. Government and Agency obli-gations maturing no later than August 5, 1998. Such investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                               June 30, 1998

9.  Investments

    The Fund invests primarily in convertible securities and equity invest-ments of companies that qualify as Eligible Portfolio Companies as de-fined in Section 2(a) (46) of the 1940 Act or in securities that other-wise qualify for investment as permitted in Section 55(a) (1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of June 30, 1998, at fair value, as determined in good faith by the Investment Adviser.
    The securities held by the Fund are unregistered and their value does not necessarily represent the amounts that may be realized from their immed-iate sale or disposition. The investments held by the Fund are convert-ible, generally after five years, into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration. Dividends are generally payable monthly. The stocks often have call options, usually commencing three years subsequent to issuance, at prices specified in the stock agreements.



                     INVESTMENT VALUATION SUMMARY

                                                  CONVERSION         FAIR
                                      COST       OR FACE VALUE       VALUE
Bentley Pharmaceuticals, Inc.
12% Convertible Debenture             744,800        960,000       950,400

Document Authentication Systems
5% Convertible Preferred Stock      1,500,000      1,500,000     1,500,000

The Dwyer Group, Inc.
Common Stock                        1,966,632      1,560,938     1,560,938

Fortune Natural Resources Corp.
12% Convertible Debenture             350,000        350,000       350,000

Integrated Security Systems, Inc.
9% Convertible Debenture            2,300,000      4,713,115     4,503,542
Warrants                                3,750          3,750         3,750

Interscience Computer Corporation
 Series A and Series B
 Cumulative Convertible
 Redeemable Preferred Stock         4,000,000      4,000,000     1,400,000

Intile Designs, Inc.
Common Stock                          500,000        236,350        50,000

JAKKS Pacific, Inc.
9% Convertible Debenture            3,000,000      6,391,304     6,327,391
7% Convertible Preferred Stock      3,000,000      4,106,145     3,809,776

La-Man Corporation
8.75% Convertible Debenture         1,750,000      1,750,000     1,750,000
Common Stock                          500,000        390,625       317,188

LifeQuest Medical, Inc.
9% Convertible Debenture            1,500,000      1,500,000     1,500,000
Common Stock                          500,000        296,875       293,906

NewCare Health Corp.
8.5% Convertible Debenture          2,500,000      2,500,000     2,500,000













          RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

               Notes to Financial Statements (Continued)

                             June 30, 1998


9.        Investments (continued)


                     INVESTMENT VALUATION SUMMARY

                                                  CONVERSION     FAIR
                                       COST       FACE VALUE     VALUE

Optical Security Group, Inc.
8% Convertible Debenture              500,000      500,000        500,000

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture            2,500,000    2,500,000      2,500,000

Poore Brothers., Inc.
9% Convertible Debenture            1,788,571    2,102,473      2,081,448

Simtek Corporation
9% Convertible Debenture              750,000      750,000        750,000
Warrants                                  -0-          -0-            -0-

TAVA Technologies, Inc.
9% Convertible Debentures           1,000,000    6,583,333      6,517,500
Warrants                                  -0-      209,375        207,281

Voice It Worldwide, Inc.
8% Convertible Debenture            2,450,000    2,450,000      2,176,116
Common Stock                        1,046,400      793,172        745,582
Warrants                                  -0-          -0-            -0-
                                    ---------    ---------     ----------
                                  $34,150,153   $46,147,455   $42,294,818
                                   ==========    ==========    ==========

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial con-dition of the issuer. The fair value of the conversion features of a secur-ity, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are be-lieved to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.


(1) Material Changes in Financial Condition

  The following portfolio transactions are noted for the quarter ended
  June 30, 1998 (portfolio companies are herein referred to as the "Company"):

  Document Authentication Systems. On May 11, 1998, the Fund invested $1 million in the 5% Series A Cumulative Convertible Preferred Stock of the Company. The Preferred is convertible into shares of common stock of DAS at $250 per share. DAS is currently private, and owns a patented process covering paperless transactions.

  In addition to the Fund's investment, Renaissance US Growth & Income Trust, PLC ("RUSGIT") invested $1 million in the 5% Series A Cumulative Convertible Preferred Stock of DAS. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment.

  Interscience Computer Corporation. Subsequent to June 30, 1998, Inter-science effectuated its Chapter XI Plan of Reorganization and emerged from bankruptcy. As a result of the reorganization, the Fund converted all of its shares of Series A and B Preferred Stock into 1,750,000 shares of Inter-science common stock, or 40% of the common shares outstanding, and warrants to purchase 500,000 shares of the Company's common stock at $1.00 per share.

  JAKKS Pacific, Inc.   On April 1, 1998, the Fund invested $3 million for the
purchase of 600 shares of the Company's Series A Cumulative Convertible Pre-ferred Stock. The Preferred has a 7% cumulative dividend, payable quarterly, and is convertible into the Company's common stock at a price of $8.95 per share. This represents the Fund's second investment in JAKKS. On December 31, 1996, the Fund invested $3 million in a 9% convertible debenture of the Company.

  Optical Security Group, Inc.   On June 18, 1998, the Fund invested $500,000
in the 8% Senior Subordinated Convertible Debentures of Optical Security Group, Inc. ("OPSC"). The Debentures are convertible into shares of OPSC common stock at $6.50 per share and are subordinate to all senior indebtedness of the Company, which is defined to include both secured and unsecured obligations of the Company. In addition, the Debenture provides for the establishment of a sinking fund whereby the Company will make payments into the Fund to cover the Debenture obligations beginning on July 1, 2002, with payments to be made every July 1 thereafter until July 1, 2004.

  OPSC utilizes its diffractive coating, holographic, and other proprietary imaging technologies to provide tamper-evident packaging labels, authenticat-ing labels, and tags for consumer product protection, and security foils for protection against counterfeiting of checks, cards and any other documents of value. In addition to the Fund's investment, RUSGIT invested $500,000 in the 8% Senior Subordinated Convertible Debentures of OPSC. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment.

  Simtek Corporation. On June 12, 1998, the Fund invested $750,000 in a 9% Convertible Debenture of Simtek Corporation. Simtek designs and markets non-volatile static random access memory chips in an all-silicon (and non-battery driven) package, that enables the computer to retain data even after the power is shut off to the device. The Debentures are convertible into the Company's common stock at $.35 per share. The Fund's position is secured by all the assets of the Company, except that the Fund's security interest in certain of the collateral is subordinate to previously existing security interests granted to other lending institutions. In addition to the Debentures, the Fund received warrants to purchase 400,000 shares of Simtek common stock exer-cisable at $.40 per share.

        In addition to the Fund's investment, RUSGIT invested $750,000 in a 9% Convertible Debenture of Simtek and also received Warrants to purchase 400,000
shares of the Company's common stock.   The investment by RUSGIT was made
under the same terms and conditions as the Fund's investment.

  TAVA Technologies, Inc. During the Quarter ended June 30, 1998, the Fund converted Debenture Nos. 4 - 8, which Debentures had a cost basis of $500,500, into 333,664 shares of TAVA common stock, and subsequently sold these shares for $3,631,243.04, recording a realized gain of $3,130,745.54.

  Voice-It Worldwide, Inc.   The Company is in arrears on its interest
obligations to the Fund. Accordingly, the Fund's position in the Company's Convertible Debentures has been marked to the market price of the underlying common stock.


(2)   Material Changes in Operations

      Net investment income for the quarter ended June 30, 1998, as compared to June 30, 1997, reflects an increase of $130,489. This reported in-crease is primarily attributable to the closing fees generated from this period's investment activity along with an adjustment from prior years which generated $187,988 of other income. Additionally, dividend income decreased by $150,000 due to the bankruptcy of Interscience Computer Corp.

  During the second quarter, the Fund experienced $2,289,090 of unrealized losses resulting from a decrease in fair value of its investments. The Fund realized capital gains of $3,130,746 on the sale of 333,665 shares of TAVA Technologies, Inc. common stock.

  Pending investment in portfolio investments, funds are invested in temporary cash accounts and in government securities. Although income and expenses are essentially stable, the Registrant anticipates that income will continue to increase as investments are made. Although an aggressive search for potential investments is ongoing, the Fund is nearing full investment, and Registrant expects full investment to be achieved sometime in 1998.

  During the quarter ended June 30, 1998, the Registrant paid dividend distributions of income and capital gains to shareholders in the amount of $347,435, and accrued dividends payable to shareholders in the amount of $2,932,935.

                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.




                            /s/ Russell Cleveland
August 13, 1998            ------------------------------------------
                            Russell Cleveland, President and Chairman



                            /s/ Barbe Butschek
August 13, 1998          --------------------------------------------
                           Barbe Butschek, Secretary and Treasurer