Form 10-Q
period 1998-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1998-11-18
CIK 919567

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                  FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ____________

                  Commission File Number:  0-20671

          RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
       ---------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Texas                                         75-2533518
       ---------------------------------------------------------
       (State or other jurisdiction(I.R.S. Employer I.D. No.)of incorporation or organization)

        8080 North Central Expressway, Dallas, Texas 75206-1857
       ---------------------------------------------------------
          (Address of principal executive offices)(Zip Code)

                             214/891-8294
       ---------------------------------------------------------
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X         No

     4,247,630 shares of common stock outstanding at September 30, 1998.

     The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

PAGE

                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                     Statement of Assets and Liabilities

                                  Assets
                                  ------
                                      December 31, 1997     September 30, 1998
                                      -----------------     ------------------
                                                                (Unaudited)
Cash                                      $15,972,424           $ 1,478,617
Accounts receivable                           180,025               340,920
Receivable from sale of investment          4,200,000                  -
Prepaid expenses                                 -                   20,806
Temporary investments at cost                    -                3,754,173
Investments, at market value,
 cost of $24,150,665 at December
 31, 1997, and $34,847,030 at
 September 30, 1998                        27,795,592            33,227,878
Organizational costs, net of
 accumulated amortization                     208,529               115,253
                                          -----------           -----------
                                          $48,356,570           $38,937,647
                                          ===========           ===========


                         Liabilities and Net Assets
                         --------------------------

Liabilities:
   Accounts payable - related parties     $ 1,440,889           $   181,993
   Accounts payable - trade                    31,198                 9,088
   Dividends payable                        2,387,123               424,763
                                          -----------           -----------
                                            3,859,210               615,844
                                          -----------           -----------
Net Assets:
   Common stock, $1 par value;
    20,000,000 shares authorized;
    4,342,942 shares issued and
    outstanding at December 31, 1997,
    and 4,247,630 shares issued and
    outstanding at September 30, 1998       4,342,942             4,247,630

   Additional paid-in capital              36,258,896            35,487,345

   Accumulated undistributed
    income (loss)                           3,895,522            (1,413,172)
                                          -----------           -----------
      Net assets                           44,497,360            38,321,803
                                          -----------           -----------
                                          $48,356,570           $38,937,647
                                          ===========           ===========
Net asset value per share                 $     10.25           $      9.02
                                          ===========           ===========


See accompanying notes to financial statements.

PAGE

         RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                          Statement of Operations

                                (Unaudited)


                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                  1997        1998            1997      1998
                                 ------      ------          ------    ------

Investment Income:
   Interest                   $   353,981  $   571,179   $1,548,193  $1,755,956
   Dividends                           80        7,994      150,080       7,994
   Other investment income         54,585       22,500      105,585     413,488
                              -----------  -----------   ----------  ----------
      Total investment income     408,646      601,673    1,803,858   2,177,438
                              -----------  -----------   ----------  ----------
Expenses:
   Amortization                    31,433       31,433       93,275      93,275
   Bank charges                         0        6,088       10,632      15,862
   Directors' fees                 18,000       11,500       49,500      50,000
   Legal and professional          24,665       13,876      106,602      71,538
   Management fees                227,558      170,261      594,963     627,979
   Other                           34,908       27,852      157,779     128,607
                              -----------  -----------   ----------  ----------
      Total expenses              336,564      261,010    1,012,751     987,261
                              -----------  -----------   ----------  ----------
      Net investment income        72,082      340,663      791,107   1,190,177

Realized gain on investments    3,861,923            0    4,281,828   2,504,583
Unrealized gain (loss) on
 investments                    7,175,190   (9,763,815)  (1,762,451) (5,264,079)
                              -----------  -----------   ----------  ----------
Net increase (decrease) in
 net assets resulting from
 operations                   $11,109,195  $(9,423,152)  $3,310,484 $(1,569,319)
                              ===========  ===========   ========== ===========








See accompanying notes to financial statements.

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                    Statement of Changes in Net Assets

                              (Unaudited)

                                      Nine Months Ended September 30,
                                             1997        1998
                                            ------      ------

Increase (decrease) in net
 assets resulting from
 operations
Net investment income                    $   791,107  $ 1,190,177
Realized gain on investments               4,281,828    2,504,583
Unrealized gain (loss) on
 investments                              (1,762,451)  (5,264,079)
                                         -----------  -----------
Net increase (decrease)
 in net assets resulting
 from operations                           3,310,484   (1,569,319)

Distributions to shareholders             (1,042,307)  (3,739,378)
Proceeds from shares issued                   39,848            0
Cost of shares repurchased                         0     (866,860)
                                         -----------  -----------
    Total increase (decrease)              2,308,025   (6,175,557)

Net assets
    Beginning of period                   49,130,320   44,497,360
                                         -----------  -----------
    End of period                        $51,438,345  $38,321,803
                                         ===========  ===========











See accompanying notes to financial statements.

PAGE

         RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Notes to Financial Statements

                            September 30, 1998

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

   B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared dividends of $424,763 for the quarter ended September 30, 1998.

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

PAGE

      RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                          September 30, 1998


3. Organization Expenses

   In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Adviser") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. Amortization expense for the quarter ended September 30, 1998 was $31,433.

4. Investment Advisory Agreement

   The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund accrued a liability of $170,261 for such operational management fees performed during the quarter ended September 30, 1998.

   In addition, the Fund has agreed to pay the Investment Adviser an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on a quarterly basis. The Fund had no realized gains for the quarter ended September 30, 1998

5. Capital Share Transactions

   As of September 30, 1998 there were 20,000,000 shares of $1 par value capital stock authorized, 4,247,630 shares issued and outstanding, and additional paid-in capital aggregating $35,487,345.

   Year-to-date transactions in capital stock are as follows:

                                             Shares        Amount
                                            --------      --------
   Balance December 31, 1997                4,342,942   $40,601,838

   Shares repurchased                         (95,312)     (866,863)
                                            ---------   -----------
   Balance September 30, 1998               4,247,630   $39,734,975
                                            ---------   -----------


PAGE

        RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                          September 30, 1998

6. Related Party Transactions

   The Investment Adviser is reimbursed by the Fund for certain administrative expenses under the Investment Advisory Agreement. Such reimbursements were $49,307 for the quarter ended September 30, 1998.

7. Short-term Investments

   Short-term investments are comprised of U. S. Government and Agency obligations maturing no later than November 2, 1998.
   Such investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

8. Investments

   The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in
   Section 55(a) (1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of September 30, 1998, at fair value, as determined in good faith by the Investment Adviser. The securities held by the Fund are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition. The investments held by the Fund are convertible, generally after five years, into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration. Dividends are generally payable monthly. The stocks often have call options, usually commencing three years subsequent to issuance, at prices specified in the stock agreements.


PAGE

         RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                             September 30, 1998


8.        Investments (continued)

                        INVESTMENT VALUATION SUMMARY
                                                    CONVERSION       FAIR
                                       COST       OR FACE VALUE      VALUE

Bentley Pharmaceuticals, Inc.
12% Convertible Debenture              744,800        808,000        799,920

Display Technologies, Inc.
8.75% Convertible Debenture          1,750,000      1,750,000      1,750,000
Common Stock                           500,000        419,560        344,386

Document Authentication Systems
5% Convertible Preferred Stock       1,500,000      1,500,000      1,500,000

The Dwyer Group, Inc.
Common Stock                         1,966,644      1,139,063      1,127,672

Fortune Natural Resources Corp.
12% Convertible Debenture              350,000        350,000        350,000

Integrated Security Systems, Inc.
9% Convertible Debenture             2,300,000      3,927,596      3,744,619
Warrants                                 3,750          3,750          3,750

Interscience Computer Corporation
Common Stock                         4,000,000        875,000        866,250
Warrants                                     0              0              0

Intile Designs, Inc.
Common Stock                           500,000        125,000         50,000

JAKKS Pacific, Inc.
9% Convertible Debenture             3,000,000      4,434,783      4,390,435
7% Convertible Preferred Stock       3,000,000      3,000,000      3,000,000

LifeQuest Medical, Inc.
9% Convertible Debenture             1,500,000      1,500,000      1,500,000
8% Convertible Preferred Stock         500,000        500,000        500,000
Common Stock                           500,000        179,688        177,891

NewCare Health Corporation
8.5% Convertible Debenture           2,500,000      2,500,000      2,500,000
Options                                      0              0              0

Optical Security Group, Inc.
8% Convertible Debenture               500,000        500,000        500,000

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture             2,500,000      2,500,000      2,500,000

Poore Brothers, Inc.
9% Convertible Debenture             1,735,448      1,735,448      1,735,448

Simtek Corporation
9% Convertible Debenture               750,000        750,000        750,000
Warrants                                     0              0              0

TAVA Technologies, Inc.
9% Convertible Debentures            1,000,000      3,041,667      3,011,250
Warrants                                     0         76,563         75,797

ThermoView Industries, Inc.
10% Convertible Preferred Stock        250,000        393,500        319,890

Voice It Worldwide, Inc.
8% Convertible Debenture             2,450,000      2,450,000      1,470,000
Common Stock                         1,046,400        263,200        260,570
Warrants                                     0              0              0
                                   -----------    -----------    -----------
                                   $34,847,042    $34,722,818    $33,227,878
                                   ===========    ===========    ===========

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value,if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security,the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

     The following portfolio transactions are noted for the quarter ended September 30, 1998 (portfolio companies are herein referred to as the "Company"):

Document Authentication Systems
-------------------------------

     Subsequent to September 30,1998, the Fund invested $219,250 in a Promissory Note issued by the Company. The Note bears interest at 10% per annum, and is due and payable on the earlier to occur of August 20, 1999 or the closing of a proposed equity private placement by Document Authentication Systems in an amount greater than $5,000,000 of preferred equity securities, subject to the approval by the Company's Board of Directors and a majority of the holders of the Series A Preferred
Stock.  In addition to the Promissory Note, Document Authentication
Systems issued to the Fund warrants to purchase 659 shares of the Company's common stock at $169.75 per share.

     In addition to the Fund's investment, Renaissance US Growth & Income Trust, PLC ("RUSGIT") invested $219,250 in a Promissory Note of Document Authentication Systems and also received warrants to purchase 659 shares of common stock of the Company. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment.

Integrated Security Systems, Inc.
---------------------------------

     Subsequent to September 30, 1998, the Company sold its MPA Systems business to a third party. The MPA Systems business was a unit of the Company's Golston subsidiary, and was part of the collateral securing the Fund's Debentures. In return for allowing the Company to sell a portion of the Fund's collateral security, the Fund received a $75,000 collateral reduction fee, and warrants to purchase 125,000 shares of the Company's common stock at $0.80 per share on or before October 2, 2003. Also subsequent to September 30, 1998, the Fund converted $215,899 of its Convertible Debentures into 393,259 shares of the Company's common stock.

     RUSGIT also received a $75,000 collateral reduction fee. In addition, RUSGIT converted $215,899 of its Convertible Debentures into 393,258 shares of the Company's common stock subsequent to the end of the third quarter.

     Also subsequent to the end of the third quarter, the Fund invested $325,000 in three Convertible Promissory Notes, issued by the Company. The first Note is a $150,000 Note dated October 1, 1998, the second Note is a $75,000 Note dated October 26, 1998, and the third Note is a $100,000 Note dated November 6, 1998. All bear interest at 9% payable monthly, are secured by all the assets of the Company and all of its subsidiaries, are convertible into the Company's common stock at $0.549 per share, are guaranteed by all of the Company's subsidiaries, and are due on or before February 1, 1999. As additional consideration for advancing the company $150,000 pursuant to the October 1, 1998 Note, the Fund received warrants to purchase 187,500 shares of the Company's common stock at $0.80 per share on or before October 1, 2003.

     RUSGIT invested $75,000 in the Convertible Promissory Note of the Company dated October 26, 1998, and invested $100,000 in a Convertible Promissory Note of the Company dated November 6, 1998, which investments were made under the same terms and conditions as the Fund's investments in the October 26, 1998 and November 6, 1998 Promissory Notes. RUSGIT did not take part in the Fund's October 1, 1998 investment.

Interscience Computer Corporation
---------------------------------

     Effective July 1, 1998, Interscience completed its Chapter XI Plan of Reorganization and emerged from bankruptcy. As a result of the reorganization, the Fund converted all of its shares of Series A and B Preferred Stock into 1,750,000 shares of Interscience common stock, or 40% of the common shares outstanding, and warrants to purchase 500,000 shares of the Company's common stock at $1.00 per share.

La-Man Corporation, d/b/a/ Display Technologies, Inc.
-----------------------------------------------------

     On October 30, 1998, the Shareholders of La-Man Corporation will vote on a proposal to change the Company name from La-Man Corporation to Display Technologies, Inc., as well as to change the trading symbol for the Company from LAMN to DTEK. Currently, the Company is operating under the name La-Man Corporation, d/b/a Display
Technologies, Inc.

LifeQuest Medical, Inc.
-----------------------

     On August 11, 1998, the Fund invested $500,000 to purchase 500 shares of the Company's Series A Cumulative Convertible Preferred Stock. The Preferred has an 8% cumulative dividend, payable quarterly, and is convertible into the Company's common stock at a price of $2.00 per share. This is the Fund's second investment in LifeQuest. On December 19, 1997, the Fund invested $1,500,000 in a 9% Convertible Debenture of the Company, together with a $500,000 investment in 125,000 shares of the Company's common stock. As additional consideration for the Fund's agreement to invest in the Company's Preferred Stock, the conversion price of the Debentures was adjusted downward to $2.00 per share.

Poore Brothers, Inc.
--------------------

     In the third quarter, the Company began repayment of its principal obligations under the Fund's 9% Convertible Debenture. In the third quarter, the Company repaid $53,123 in principal owed under the Debenture, reducing the Fund's cost basis from $1,788,571 to $1,735,448.

ThermoView Industries, Inc.
---------------------------

     On August 21, 1998, the Fund invested $250,000 in the 10% Cumulative Convertible Preferred Stock of ThermoView Industries, Inc. The Preferred is convertible into shares of the Company's common stock at $5.00 per share, and cumulative dividends are paid quarterly beginning September 30, 1998.

     ThermoView Industries, Inc. is a strategic early-stage consolidator of companies which manufacture, design, market, and install custom vinyl new & replacement windows and doors, primarily for the existing home market.

     In addition to the Fund's investments, RUSGIT invested
$1,500,000 in the 10% Cumulative Convertible Preferred Stock of the Company under the same terms and conditions as the Fund's investment.

Voice It Worldwide Inc.
-----------------------

     On November 3, 1998, the Company announced that it had voluntarily filed for protection under the reorganization provisions of Chapter 11 of the Bankruptcy Reform Act. The Company will continue operations as a debtor in possession.



(2)   Material Changes in Operations

     Net investment income for the quarter ended September 30, 1998, as compared to September 30, 1997, reflects an increase of $268,581. This reported increase is primarily attributable to an increase in interest income from investment activity.

     During the third quarter, the Fund experienced $9,763,815 of unrealized losses resulting from a decrease in fair value of its investments.

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

     During the quarter ended September 30, 1998, the Registrant paid dividend distributions of income and capital gains to shareholders in the amount of $2,932,935, and accrued dividends payable to shareholders in the amount of $424,763.

PAGE

(3) Year 2000

     Many computer software systems in use today connot process date-related information from and after January 1, 2000. The Investment Advisor has taken steps to review and modify its computer systems as necessary and is prepared for the Year 2000. In addition, the Fund has inquired of its major service providers as well as its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. The majority of all providers and portfolio companies have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers, or companies in which the Fund has an investment, fail to process this type of information properly, that could have a negative impact on the Fund's operations and the services provided to the Fund's stockholders. It is anticipated that the Fund will incur no material expenses related to the Year 2000 issues.


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



November 18, 1998
                                  /s/  Russell Cleveland
                                  --------------------------------------------
                                  Russell Cleveland, President and Chairman




November 18, 1998
                                  /s/  Barbe Butschek
                                  --------------------------------------------
                                  Barbe Butschek, Corp. Secretary and Treasurer