Form 10-K
period 1998-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1999-03-31
CIK 919567

----------------------------------
          Securities and Exchange Commission
               Washington, D. C. 20549
          ----------------------------------

                      Form 10-K
Mark One
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  for the  Fiscal Year Ended
December 31, 1998 or

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

             Commission File No. 33-75758

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
(Exact name of Registrant as specified in its charter)

       Texas                         75-2533518
(State of incorporation                (I.R.S. Employer
or organizations)                     Identification No.)

 Suite 210, LB 59, 8080 North Central Expwy., Dallas, Texas 75206
(Address of principal executive offices)                (Zip Code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes(X)          No( )
PAGE

     Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. (X)

     As of December 31, 1998 there were 4,143,448 shares of Registrant's stock outstanding. The aggregate market value of the stock held by non-affiliates, based on the average bid and ask prices of such stock as of December 31, 1998 was $26,942,820.
151,920 shares of stock held by affiliates were valued at $1,025,449.

     Documents Incorporated by Reference: Certain portions of the Registrant's Definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Limited Partners to be held on May 14, 1999 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                             Part I

     Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and that such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed or included by reference in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements.

Item 1. Business.

GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital Growth & Income Fund III, Inc. (sometimes referred to as the "Fund" or the "Registrant") is a Texas corporation formed January 20, 1994 that has elected to operate as a Business Development Company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Through December 31, 1998, the Fund has raised $41,489,500 through capital contributions and the public sale of its common stock, par value $1.00 per share.
PAGE

     The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in private placement securities of small and medium size public companies ("Portfolio Companies").

     Renaissance Capital Group, Inc. ("Renaissance Group" or the "Investment Adviser"), a Texas corporation, serves as the investment adviser to the Fund. In this capacity, Renaissance Group is primarily responsible for the selection, evaluation, structure, valuation, and administration of the Fund's investment portfolio. Renaissance Group is a registered investment adviser under the 1940 Act and the Texas Securities Act. However, its activities are subject to the supervision of the Board of Directors of the Fund ("Board of Directors") who provide guidance with respect to the operations of the Fund.

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

     At December 31, 1998 the Fund had made investments in twenty
(20) portfolio companies having an aggregate cost of $46,242,647.
The Fund has active investments in eighteen (18) portfolio companies at December 31, 1998, and is seeking additional investment opportunities.

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

     Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in "eligible portfolio investments," such being generally defined as direct PAGE placements to eligible companies and temporary investments in "cash items" pending other investments. However, under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in "Other Investments" that is, investments that do not qualify as "eligible portfolio investments," such exception allowing up to the specified maximum amount, for example, open market purchases or participation in public offerings.

     Pending investment in convertible securities of eligible
Portfolio Companies or other investments as provided under the 1940 Act, the Registrant's funds are invested in "Short-term
Investments" consisting primarily of U.S. Government and agency debt.

     At December 31, 1998, the Fund's investment assets were classified by amount as follows:

                                             Percentage of
Classification               Cost        Investments (at cost)
Eligible Portfolio
 Investments             $33,113,207               79%
  (including cash and
   cash equivalents)
Other Portfolio
 Investments             $ 8,711,444               21%
                         -----------
                         $41,824,651

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

     The Fund anticipates paying a quarterly dividend to the shareholders, to be made within 120 days of the end of each quarter. Dividends will be made in such amounts as shall be determined by the Board of Directors and shall generally reflect investment income and earnings from the prior quarter of the Fund.

     Optionally, in addition to the quarterly dividends, the Fund may make distributions of realized gains or of securities that have appreciated in value.

GENERAL INVESTMENT POLICIES

     The Fund invests in Emerging Growth Company securities that are generally not available to the public and which typically
PAGE
require substantial financial commitment. An Emerging Growth Company is generally considered to have the following attributes:
(1) either a publicly held company with a relatively small market capitalization or a privately held company; (2) an established operating history but of a limited period so as to not have fully developed its market potential for the product or services offered; and (3) generally have a new product or service that provides an opportunity for exceptional growth. However, because the extent and nature of the market for such product or services is not fully known, there is uncertainty as to the rate and extent of growth and also uncertainty as to the capital and human resources required to achieve the goals sought.

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

     The Fund's nominees to the boards of directors of Portfolio Companies will generally be selected from among the officers of Renaissance Group. When, at the discretion of Renaissance Group, a suitable nominee is not available from among its officers, Renaissance Group will select, as alternate nominees, outside consultants who have prior experience as an independent outside director of a public company.

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

BUSINESS DEVELOPMENT COMPANY

A BDC:
      I. is a closed-end management company making 70% of its PAGE investments only in certain companies (identified as "Eligible Portfolio Companies"), and in "cash items" pending other investment. Under the regulations established by the Securities and Exchange Commission (the "SEC") under the 1940 Act only certain companies may qualify as "Eligible Portfolio Companies." These qualifications are:

          A. it must be organized under the laws of a state or states,

          B. it may not be an investment company (except for a wholly owned Small Business Investment Company), and

          C. it must generally fall into one of three following categories:

               1.   Companies that do not have a class of
                    securities registered on a national
                    securities exchange or are listed on the Federal Reserve OTC margin list,

               2. Companies that are actively controlled by the BDC either alone or as part of a group (for this purpose, control is presumed to exist if the BDC or group in which the BDC is a member owns 25% or more of the voting securities), or

               3.   it meets such other criteria as
                    established by the SEC.

     II.  must be prepared to provide "Significant Managerial
          Assistance" to such Portfolio Companies.   Significant
          Managerial Assistance means, as to the Fund:

          A. any arrangement whereby the Fund, through its officers, employees, or the officers or employees of the Investment Adviser, seeks to provide significant guidance concerning management, operations, objectives or policies of the Portfolio Company, or

          B. the exercise of a controlling influence over the Portfolio Company.

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

PAGE

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

1940 ACT REQUIREMENTS

     The BDC election exempts the Fund from some provisions of the 1940 Act. However, except for those specific provisions, the Fund will continue to be subject to all provisions of the 1940 Act not exempted, including the following:

     1. restrictions on the Fund from changing the nature of business so as to cease to be, or to withdraw its election as, a BDC without the majority vote of the shares outstanding;

     2. restrictions against certain transactions between the Fund and affiliated persons;

     3. restrictions on issuance of senior securities, such not being prohibited by the 1940 Act but being restricted as a percentage of capital;

     4. compliance with accounting rules and conditions as established by the SEC, including annual audits by independent accountants;

     5. compliance with fiduciary obligations imposed under the 1940 Act; and

     6. requirement that the shareholders ratify the selection of the Fund's independent public accountants and the approval of the investment advisory agreement or similar contracts and amendments thereto.

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

     In order for the Fund and the Investment Advisor to make co-investments with the same entity, the following conditions apply:

     A. the Investment Advisor will determine if the investment is eligible for investment by the Fund;

     B. the Investment Advisor will determine an appropriate amount that the Fund should invest;

     C. the Investment Advisor will distribute written information, including the amount of the proposed investment, concerning all co-investment opportunities to the Fund's Independent Directors. The Fund will co-invest only if a required majority of the Fund's Independent Directors conclude, prior to the acquisition of the investment, that the investment should be made;

     D. the Fund will not make an investment if any Advisor Affiliate, the Investment Advisor, or a person controlling, controlled by, or under common control with the Advisor is an existing investor in such issuer;

     E. the terms, conditions, price, class of securities, settlement date, and registration rights shall be the same for the Fund and the Advisor Affiliate;

     F. the Fund's Independent Directors will review quarterly all information concerning co-investment opportunities during the preceding quarter to determine whether the conditions set forth in the application were complied with;

     G. the Fund will maintain the records required by section 57(f)(3) of the Act as if each of the investments permitted under these conditions were approved by the Fund's Independent Directors under section 57(f) of the Act; and

     H. no Independent Director of the Fund will be a director or general partner of any Advisor Affiliate with the Fund co-investors.

     The Fund has made numerous investments with the Advisor
Affiliate and anticipates making additional investments in the future.

INVESTMENT ADVISERS ACT OF 1940 AND INVESTMENT ADVISER'S AGREEMENT

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

PAGE

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

FUND PORTFOLIO INVESTMENTS

     At December 31, 1998 the Fund had active investments in eighteen (18) Portfolio Companies.

Bentley Pharmaceuticals, Inc. (BNT)

     In December, 1998, the Fund purchased 400,000 shares of the Company's common stock at $1.25 per share. The stock was purchased in a private sale and is fully registered.

     Bentley Pharmaceuticals, Inc. is an emerging international pharmaceutical company focused on improving drugs through new drug delivery technologies and commercializing such drugs in the U.S. and other major markets. Bentley currently manufactures and markets products in Spain for the treatment of cardiovascular, gastrointestinal, neurological and infectious diseases.

     In addition to the common stock owned by the Fund, the Fund owns 800 units of the Company's 12% Convertible Senior Subordinated Debentures due February 2006. The debentures are unsecured and are convertible into shares of common stock of the Company at $2.50 per share. Interest is payable quarterly. The Fund's cost basis in the debentures is $744,800.

Display Technologies, Inc.  (Formerly La-Man Corp.)  (DTEK)

      On March 2, 1998, the Fund invested $2,250,000 in the Company. Of the total amount, $1,750,000 was invested in the Company's 8.75% Convertible Debentures, maturing March 2, 2005 and convertible into the Company's common stock at $4.75 per share. The debentures have mandatory monthly principal repayments beginning March 2, 2001, are secured by the assets of the Company, and are guaranteed by each of the Company's subsidiaries. In addition, the Fund invested $500,000 in the Company's common stock at a price of $4.32 per share, and received warrants to purchase 100,000 shares common at $4.11 per share on or before March 2, 2003. Subsequent to December 31, 1998, the Company effectuated a securities registration which registered all of the Fund's positions.

     On October 30, 1998, the Companies' shareholders agreed to change the Company name from La-Man Corporation to Display
Technologies, Inc., as well as to change the trading symbol for the Company from LAMN to DTEK.


PAGE

     Effective November 30, 1998, the Company issued a 5% stock dividend, which lowered the conversion price of the Fund's debentures to $4.52 per share, increased the number of common shares owned by the Fund to 121,528, and increased the number of warrants owned by the Fund to 105,000.

     Display Technologies, Inc. is a leading competitor in the market for design, manufacture, and placement of large electronic advertising signs for businesses, entertainment, and sports venues, as well as signage for schools and churches.

     In addition to the Fund's investment, RUSGIT invested $2,250,000 in the Company by purchasing 8.75% Convertible Debentures for $1,750,000, and by purchasing $500,000 of the Company's common stock at $4.32 per share. In addition, RUSGIT obtained 100,000 Warrants to purchase shares of the Company's common stock. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment, and was impacted by the stock dividend in an identical manner as the Fund's investment.

Document Authentication Systems  (Private)

     Effective February 5, 1998, the Fund invested $500,000 in the Series A Cumulative Convertible Preferred Stock of Document Authentication Systems, Inc. ("DAS"). The preferred is convertible into shares of common stock of DAS at $250.00 per share. On May 11, 1998, the Fund invested $1 million in the 5% Series A Cumulative Convertible Preferred Stock of the Company, also convertible into shares of common stock of DAS at $250 per share. Both tranches of preferred have a 5% cumulative dividend right and a liquidation preference of $250 per share.

     DAS is currently private, and owns a patented process covering paperless transactions.

     On September 25, 1998, the Fund advanced the Company $219,415 in consideration for a $219,250 Promissory Note and warrants to purchase 659 shares of the Company's common stock. The note bears simple interest at 10% per annum and is payable on demand or on the earlier to occur of August 20, 1999 or the closing of a proposed equity private placement by the Company in an amount greater than $5,000,000 of preferred equity securities as may be offered by Maker, subject to the approval by the Board of Directors of the Company and majority of the holders of the Series A Preferred Stock. In the event that the proposed equity private placement by the Company occurs on or prior to August 20, 1999, the Fund shall release and convert the full value of its note to the offered equities at the time the placement is closed in a minimum amount of $5,000,000. The conversion price for each share of such preferred equity securities shall be the lesser of $250 or the price of such preferred equity securities at the time of issuance, including any additional consideration payable to the Company upon any such closing. The note is unsecured. The warrant to purchase shares of the Company's common stock expires September 15, 2003, is exercisable at $169.75 per share, and has a cost basis of $165.

     In addition to the Fund's Investment, Renaissance US Growth and Income Trust, PLC ("RUSGIT") invested $1,500,000 in the 5% Series A Cumulative Convertible Preferred Stock of DAS, $219,250 in PAGE
a 10% Promissory Note of the Company, and $165 in Warrants of the
Company.    The investment by RUSGIT was made under the same terms
and conditions as the Fund's investments.

Dwyer Group, Inc. (DWYR)

     Dwyer Group, Inc. provides, through its wholly owned service-based franchising subsidiaries, an array of specialty services. The Company owns six franchising businesses with approximately 1,400 franchises in the U.S., Canada and ten foreign countries.

     At December 31, 1998, the Fund owned 675,000 shares of the
Company's common stock having a cost basis of $1,966,644.

Fortune Natural Resources Corporation (FPX)

     Fortune Natural Resources Corporation is an independent public oil and gas company whose primary focus is exploration and development of domestic oil and gas properties located primarily onshore and offshore Louisiana and Texas.

     The Fund has invested $350,000 in the 12% Convertible Debentures of the Company which mature on December 31, 2007, and bear annual interest at the rate of 12%, payable quarterly. The debentures are unsecured and will be subordinated to the senior debt of the Company. The debentures are convertible into the Company's common stock at $3.00 per share, subject to certain anti-dilution provisions, including a one-time adjustment which becomes effective May 1, 1999 that allows the debenture holders a one-time right to adjust the conversion price downward to meet a sixty day weighted average market price for the Company's shares leading up to May 1, 1999. The Fund also has limited rights to demand a registration of its common stock and certain piggyback stock registration rights.

     In addition to the Fund's investment, RUSGIT has invested an identical amount under identical terms in the Company's Convertible Debentures. The investment by RUSGIT was made on a pari-passu basis with the Fund.

Integrated Security Systems, Inc. (IZZI)

     Integrated Security Systems, Inc. is a holding company which designs, develops, manufactures, sells and services commercial security and traffic control devices. In addition, it sells fully integrated turnkey security systems that control and monitor access to governmental, commercial and industrial sites.

     Effective March 18, 1998, the conversion price on the Fund's $2,300,000 Convertible Debentures were reduced from $1.05 per share to $0.549 per share. The terms of the debentures allowed the Fund the one-time adjustment when the Company failed to achieve minimum net sales and net after tax income benchmarks based on 1997 year end numbers. As a result of the adjustment, the Fund's debentures became convertible into 4,189,435 shares of the Company's common stock, of which 1,998,959 shares are considered unregistered, while the remaining 2,190,476 shares are registered and freely marketable in the event the Fund converts from debt into equity.

PAGE

     In the Fund's fourth quarter, the Company sold its MPA Systems business to a third party. The MPA Systems business was a unit of the Company's Golston subsidiary, and was part of the collateral securing the Fund's Debentures. In return for allowing the Company to sell a portion of the Fund's collateral security, the Fund received a $75,000 collateral reduction fee.

     In October, 1998, the Fund converted $215,899 of its convertible debentures into 393,259 shares of the Company's common stock at a rate of $0.549 per share, reducing the value of the debentures to $2,084,101. On October 1, 1998, the Fund advanced $150,000 to the Company; on October 26, 1998, the Fund advanced $75,000 to the Company; on November 6, 1998, the Fund advanced $100,000 to the Company; and on December 2, 1998, the Fund advanced $50,000 to the Company. All advances were made pursuant to Convertible Promissory Notes bearing interest at 9% and convertible into the Company's common stock at $0.549 per share, and are secured by all the assets of the Company and its subsidiaries. The notes mature February 1, 1999. As additional consideration for the Fund's willingness to make additional investments into the Company, in 1998 the Fund received warrants to purchase 312,500 shares of the Company's common stock having an exercise price of $0.80 per share. The warrants expire on October 2, 2003.

     As of February 22, 1999, the Fund consolidated all of its Promissory Notes due February 1, 1999, into one Promissory Note. The new $375,000 Promissory Note bears interest at 9%, payable monthly, is payable on demand, is convertible into common stock of the Company at $0.549 per share, and continues to be secured by all the assets of the Company and its subsidiaries.

     On March 8, 1999, the Fund advanced the Company $200,000 pursuant to a 9% Secured Convertible Promissory Note due and payable thirty (30) days after demand by the Fund. The note is secured by all the assets of the Company and its subsidiaries and is convertible into the Company's common stock at $0.549 per share. As additional consideration for the loan, the Fund received warrants to purchase 364,299 shares of common stock at $0.549 per share on or before March 8, 2004.

     RUSGIT also made several follow-on investments into the Company in the third and fourth quarters of 1998. At December 31, 1998, RUSGIT owned 9% in Convertible Debentures having a cost basis of $2,084,101, 393,258 shares of the Company's Common Stock, $225,000 in 9% Convertible Notes convertible at $0.549 per share, warrants to purchase 125,000 shares at $0.80, and warrants to purchase 12,500 common shares at $1.75 per share. In addition, RUSGIT earned a $75,000 collateral reduction fee as consideration for allowing the Company to sell a portion of RUSGIT's collateral security in the MPA Systems/Golston transaction. RUSGIT has also advanced $200,000 to the Company subsequent to December 31, 1998 under identical terms and for identical considerations as the Fund.

Interscience Computer Corporation. (INTRQ)

     In 1998, Interscience effectuated its Chapter XI Plan of Reorganization and emerged from bankruptcy. As a result of the reorganization, the Fund converted all of its shares of Series A and B Preferred Stock into 1,750,000 shares of Interscience common stock, or 40% of the common shares outstanding, and warrants to PAGE purchase 500,000 shares of the Company's common stock at $1.00 per share.

     Interscience provides third party maintenance to large data centers and high speed production printers. The Company's field engineers provide top quality onsite care, operational advice and prompt delivery of parts. In addition, the Company develops and markets consumable products used in various printing processes.

Intile Designs, Inc. (IDES)

     Intile Designs, Inc. is a distributor and importer of ceramic tile, marble, and related home design products.

     The Fund owns 500,000 shares of the Company's common stock, having a cost basis of $500,000. The stock is unregistered.

JAKKS Pacific, Inc. (JAKK)

     On April 1, 1998, the Fund invested $3 million for the purchase of 600 shares of the Company's Series A Cumulative Convertible Preferred Stock. The preferred has a 7% cumulative dividend, payable quarterly, is convertible into the Company's common stock at a price of $8.95 per share, and has a liquidation preference of $5,000 per share.

     This is the Fund's second investment in JAKK.  On December
31, 1996, the Fund invested $3,000,000 in 9% Convertible Debentures. The debentures have mandatory monthly principal installments beginning December 31, 1999, which will amortize approximately one-half the principal prior to maturity on December 31, 2003. The Fund has the option to redeem the stock in the event of the death or disability of the Company's CEO Jack Friedman. The loan agreement requires key employee insurance on Mr. Friedman's life to meet this requirement. At the option of the Fund and in multiples of $10,000, the debentures are convertible into common stock at a price of $5.75 per share, subject to certain anti-dilution provisions.

     The Company is engaged in the development, marketing and distribution of toys and electronic products for children.

     In addition to the Fund's investment in the Company's debentures, RUSGIT owns $3,000,000 in the Company's Convertible
Debentures under the same terms and conditions as the Fund's debenture investment. The investment by RUSGIT was made on a pari-passu basis with the Fund's debenture investment.

LifeQuest Medical, Inc. (LQMD)

     On August 11, 1998, the Fund invested $500,000 to purchase 500 shares of the Company's Series A Cumulative Convertible Preferred Stock. On November 19, 1998, the Fund invested another $500,000 to purchase an additional 500 shares of the Company's Series A Cumulative Convertible Preferred Stock. Both tranches of the Series A Preferred Stock (the "Preferred") have identical terms. The Preferred has an 8% cumulative dividend, payable quarterly, is convertible into the Company's common stock at a price of $2.00 per share, and has a liquidation preference of $1,000 per share.
PAGE

     The Preferred investments were made after the Fund's initial investment in the Company in December, 1997. On December 19, 1997, the Fund invested $1,500,000 in 9% Convertible Debentures of LifeQuest Medical, Inc. ("LifeQuest"). In addition, the Fund purchased 125,000 shares of the Company's common stock for $500,000, or $4.00 per share. The debentures have mandatory monthly principal installments beginning December 19, 2000 and continuing on the first day of each successive month thereafter prior to maturity on December 19, 2004, and is secured by substantially all assets of the Company and its subsidiaries. As consideration for the Fund's August 1998 Preferred Stock investment, the conversion price of the Fund's debentures were adjusted from $4.00 to $2.00 per share.

     The Company and its four subsidiaries, LifeQuest Endoscopic Technologies Inc., KleinMedical Inc., Val-U-Med Inc., and ValQuest Medical Inc., are engaged in the development, manufacture, and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery.

     In addition to the Fund's investment in the Company's debentures, the Preferred, and common stock, RUSGIT has invested $1,500,000 in 9% Convertible Debentures of the Company, $1,000,000 in the Company's Series A Cumulative Convertible Preferred Stock, and $500,000 to purchase 125,000 shares of the Company's common stock. The investments by RUSGIT were made under the same terms and conditions as the Fund's investments, and were made on a pari-passu basis with the Fund.

New Care Health Corp.  (NWCA)

     On January 27, 1998, the Fund invested $2,500,000 for the purchase of 8.50% Convertible Debentures of NewCare Health Corporation ("NewCare"). The debentures mature in seven years, are convertible into shares of NewCare's common stock at $3.81 per share, and although unsecured, have guarantees from certain of the Company's subsidiaries. In addition, the Fund has options to purchase 100,000 shares of NewCare's common stock at a price of $4.19 per share.

     Subsequent to December 31, 1998, the Company fell into default on the debentures by failing to maintain compliance with all of its agreed minimum financial ratios and standards. The
Company is current, however, on principal and interest obligations.

     NewCare is a fast growing provider of senior residential care services, including long-term care, assisted living and independent living services. NewCare also owns and manages hospitals.

     In addition to the Fund's investment, RUSGIT invested
$2,500,000 in 8.50% Convertible Debentures of NewCare, and also received options on 100,000 shares of NewCare's common stock. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment.

Optical Security Group, Inc.  (OPSC)

     On June 18, 1998, the Fund invested $500,000 in the 8% Senior Subordinated Convertible Debentures of Optical Security Group, Inc. PAGE

("OPSC"). The debentures are convertible into shares of OPSC common stock at $6.50 per share and are subordinate to all senior indebtedness of the Company, which is defined to include both secured and unsecured obligations of the Company. In addition, the debentures provide for the establishment of a sinking fund whereby the Company will make payments into the Fund to cover the debentures' obligations beginning on July 1, 2002, with payments to be made every July 1 thereafter until July 1, 2004.

     OPSC utilizes its diffractive coating, holographic, and other proprietary imaging technologies to provide tamper-evident packaging labels, authenticating labels, and tags for consumer product protection, and security foils for protection against counterfeiting of checks, cards and any other documents of value.

     In addition to the Fund's investment, RUSGIT invested
$500,000 in the 8% Senior Subordinated Convertible Debentures of
OPSC. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment.

Play By Play Toys & Novelties, Inc. (PBYP)

     The Fund has invested $2,500,000 in 8% Convertible Debentures of the Company which mature June 30, 2004, are convertible into shares of common stock of the Company at $16.00 per share, and have mandatory monthly principal installments beginning June 30, 2000. The debentures are callable by the Company at 101% of par so long as the closing bid price for the common stock averages at least $25.50 per share for the twenty consecutive trading days prior to the call, the Company has filed a registration statement covering the shares of common stock issuable upon conversion of the debentures, and the Company achieves certain benchmarks with respect to trading volume and price to earnings ratios.

     Subsequent to December 31, 1998, the Company fell into default on the debentures by failing to maintain compliance with all of its agreed minimum financial ratios and standards. The
Company is current, however, on principal and interest obligations.

     The Company designs, develops, markets and distributes stuffed toys and sculpted toy pillows based upon licenses for children's entertainment characters and corporate trademarks. The toys are sold into the indoor and outdoor amusement and entertainment market. The Company is also a participant in the retail market with a line of interactive and talking toys.

     In addition to the Fund's investment, RUSGIT made an identical investment of $2,500,000 in Convertible debentures of Play By Play. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment and was made on a pari-passu basis with the Fund.

Poore Brothers, Inc. (POOR)

     In the third quarter, the Company began repayment of its principal obligations under the Fund's 9% Convertible Debentures.
In the Fund's third quarter, the Company repaid $70,477 in principal owed under the debentures, reducing the Fund's cost basis from $1,788,571 to $1,718,094.

     In the fourth quarter, the Fund agreed to freeze all principal repayments from November 1, 1998 until October 31, 1999 and to take payment in kind for $154,628 in interest obligations of the Company at $0.8438 per share, giving the Fund 183,263 shares of common stock. The stock is unregistered and represents payment of the Company's interest obligations for the period from November 1, 1998 through October 31, 1999. In addition, the Fund agreed to modify the Financial Ratio Covenants in the Loan Agreement so that the Company now has a minimum net working capital requirement of $500,000, a minimum shareholders equity requirement of $4,500,000 and minimum interest coverage ratios of 1:1 until December 31, 1999 and 2:1 thereafter. As consideration for the above, the conversion price on the Fund's debentures was reduced from $1.09 to $1.00 per share.

     In addition to the debentures and common stock, the Fund owns warrants to purchase 25,000 shares of common stock at $1.00 per share. The warrants expire July 1, 2002.

     The Company manufactures and distributes a line of potato chips and popcorn in the Phoenix, Arizona and Nashville, Tennessee areas and distributes and sells branded products and other products in the Phoenix and Houston areas. In addition, through the Company's purchase of "Bob's of Texas" in the Fund's fourth quarter, the Company has added manufacturing and distribution capacity throughout Texas.

Simtek Corporation (SRAM)

     On June 12, 1998, the Fund invested $750,000 in 9%
Convertible Debentures of Simtek Corporation.   The debentures are
convertible into the Company's common stock at $0.35 per share, mature June 12, 2005, and require mandatory monthly principal repayments beginning June 12, 2001. The Fund's position is secured by all the assets of the Company, but is subordinate to previously existing security interests granted to other lending institutions.

     Simtek designs and markets non-volatile static random access memory chips in an all-silicon (and non-battery driven) package, that enables the computer to retain data even after the power is shut off to the device.

     In addition to the Fund's investment, RUSGIT invested
$750,000 in 9% Convertible Debentures of the Company. The investment by RUSGIT was made under the same terms and conditions as the Fund's investment.

TAVA Technologies, Inc. (TAVA)

     During the Quarter ended June 30, 1998, the Fund converted
Debenture Nos. 4 - 8, which Debentures had a cost basis of $500,500, into 333,664 shares of TAVA common stock, and subsequently sold these shares for $3,631,244, recording a realized gain of $3,130,743.

     At December 31, 1998, the Fund's remaining investment in the Company was a $1,000,000 investment in the 9% Convertible
Debentures of the Company and a warrant to purchase 25,000 shares of the Company's common stock at $1.50 per share. Subsequent to PAGE

December 31, 1998, the Fund converted its remaining debentures into 666,667 shares of the Company's common stock. The warrants expire March 31, 2006.

     TAVA provides control system integration products and services including Y2K remediation services for manufacturing processes and systems. It also is a distributor and manufacture representative of component devices used in control applications.

ThermoView Industries, Inc.  (TVII)

     On August 21, 1998, the Fund invested $250,000 for 250 shares of the 10% Series A Cumulative Convertible Preferred Stock of ThermoView Industries, Inc. The preferred is convertible into shares of the Company's common stock at $5.00 per share, has a 10% quarterly cumulative dividend, and has a liquidation preference of $5.00 per share. In December, 1998, the Fund invested $250,000 in the Company's common stock. The stock was purchased from certain members of management in a private sale for $4.00 per share. The stock is unregistered and subject to Rule 144 of the Securities and Exchange Act of 1934.

     ThermoView Industries, Inc. is a strategic early-stage consolidator of companies which manufacture, design, market, and install custom vinyl new & replacement windows and doors, primarily for the existing home market.

Voice It Worldwide, Inc. (MEMO)

     On November 3, 1998, the Company announced that it had voluntarily filed a petition for protection under the reorganization provisions of Chapter 11 of the Bankruptcy Reform Act. The Company is continuing operations as a debtor-in-possession. At the time the bankruptcy was filed, the Fund owned $2,450,000 in unsecured Convertible Debentures convertible at $0.95 per share, 940,000 shares of the company's common stock, and warrants to purchase 500,000 shares of the Company's common stock at $1.60 per share. The debentures bear interest at 8%, payable monthly, and are due and payable on or before November 1, 2002.
The debentures provide for mandatory principal installments beginning November 1, 1998, which will amortize approximately one-half of the principal prior to maturity. Because of the Bankruptcy filing, all payments due under the debentures are stayed pending the outcome of the reorganization.

     The Company designs, develops and markets the Voice It Personal Note Recorder line and also the Voice It Digital Voice Recorder. The Note Recorder line allows the user to verbalize reminders and short messages without paper or pencil. The Digital Voice Recorder utilizes flash memory and other software to enable an end user to have voice-to-text capabilities through a handheld dictation device.

Valuation of Investments

     The Prospectus and original offering documents specify that the securities held by the Fund are to be valued as follows:

PAGE

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

     Generally, pursuant to the procedures established by the Investment Adviser, the fair value of each investment is initially based upon its original cost to the Fund. Costs are the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use in the fair value determination. Portfolio investment for which market quotations are readily available and which are freely transferable are valued as follows: (i) securities traded on a securities exchange or the NASDAQ are valued at the closing price on, or the last trading day prior to, the date of valuation and
(ii) securities traded in the over-the-counter market are valued at the average of the closing bid and ask price for the last trading day on, or prior to, the date of valuation. Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) are valued by discounting the closing price or the closing bid and ask prices, as the case may be, for the last trading day on, or prior to, the date of valuation to reflect the liquidity caused by such restriction, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions.
The fair value of investments for which no market exists are determined on the basis of appraisal procedures established in good faith by the Investment Adviser. Fair value determinations are based upon such factors as the Portfolio Company's earnings and net worth, market prices for similar securities of comparable companies and an assessment of the Portfolio Company's future financial prospectus. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.

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

Personnel

     The Fund has no direct employees, but instead has contracted Renaissance Group pursuant to the Investment Advisory Agreement to provide all management and operating activities. Renaissance Group PAGE currently has eight employees who are engaged in performing the duties and functions required by the Fund. At the present time, a substantial portion of Renaissance Group's staff time is devoted to activities of the Fund. However, because of the diversity of skills required, the Fund cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Fund.

     The Investment Advisor currently serves as General Partner and manager to Renaissance Capital Partners, Ltd. ("Renaissance I") and as the Investment Advisor to RUSGIT. Renaissance I is a BDC with investment objectives similar to those of the Registrant. Renaissance I is not actively seeking additional investments. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Fund. RUSGIT will invest primarily pari-passu with the Fund. In 1996, RUSGIT raised net investment capital of approximately $30,789,000. As of December 31, 1998, RUSGIT had made investments in seventeen (17) portfolio companies, having an aggregate cost value of $28,301,665. Sixteen (16) of the investments were active at December 31, 1998. In addition, Renaissance Group may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting held May 29, 1998, the Fund's shareholders approved an amendment to the Investment Advisory Agreement which restated the description of the management fee to provide for quarterly determination and payment of the management incentive fee. The purpose of the restatement was to insure that the Investment Advisory Agreement conformed to the description of PAGE the management fee in the Fund's Prospectus.

                       Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

TRADING

     As of December 31,1995 there was no trading in the shares of the Fund and no established market existed for those shares. On
April 30, 1996, the Fund's common stock began trading on the NASDAQ National Market under the trading symbol RENN.

     The following table sets forth, for the periods indicated, certain high and low prices for the Common Stock as quoted on the NASDAQ National Market.

                                    High            Low
Year ended December 31, 1997
     First quarter                  $9.41          $7.25
     Second quarter                 $8.75          $6.75
     Third quarter                  $9.13          $6.63
     Fourth quarter                $10.38          $8.88

Year ended December 31, 1998
     First quarter                  $9.75          $8.25
     Second quarter                 $9.38          $8.31
     Third quarter                  $9.38          $8.00
     Fourth quarter                 $8.88          $5.88

NUMBER OF HOLDERS

     As of December 31, 1998, there were approximately 942 beneficial holders of common stock.

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

Item 6.  Selected Financial Data.

     The following selected financial data for the period from January 20, 1994 (inception) through December 31, 1998, should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

                     1998         1997         1996        1995          1994
Gross Income,
 (including
 realized gain)   $5,956,344   $8,512,374   $3,843,726   $3,070,938     $573,868
Net Unrealized
 Appreciation
 (Depreciation)
 on Investments   (1,222,151)  (4,832,658)   7,779,315      698,270            0
Net Income         2,794,004    1,146,733   10,060,620    2,503,034      206,970
Net Income
 per share              0.66         0.26         2.32         0.59         0.08
Total Assets      42,322,725   48,356,570   50,688,180   41,995,915   39,476,579
Net Assets        41,475,701   44,497,360   49,130,320   40,500,172   39,182,585
Net Assets Per
 Share                 10.01        10.25        11.32         9.54         9.42

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

     While it will be the general principle that Renaissance Group and its officers and directors occupy a fiduciary relationship to PAGE the Fund and shall not receive outside compensation or advantage in conflict with that relationship, neither Renaissance Group nor its officers and directors are prohibited from receiving other income from non-conflicting sources.

Other Investment Funds

     Renaissance Group has formed other investment funds to make investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, Renaissance Group formed Renaissance I and raised net capital contributions of $12,886,000 in a private placement offering for the purpose of making primarily convertible debentures investments in small and medium size public companies. Renaissance I is currently fully invested and is not making new investments.

     In the Spring of 1996, Renaissance Group formed RUSGIT, which invests in privately placed convertible debentures issued by companies similar to the investments of the Fund. RUSGIT will invest primarily pari-passu with the Fund. In 1996, RUSGIT raised investment capital of approximately $30,789,000, and as of December 31, 1998, had made seventeen (17) total investments having an aggregate cost value of $28,301,665. Sixteen (16) of the investments were active at December 31, 1997.

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

     The accounting records are maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, quarterly distributions will be made to shareholders of record as of the end of each quarter and mailed to each shareholders address of record within 120 days of the end of the quarter.
PAGE

Optional Distributions of Capital Gains

     In addition to the regular quarterly dividends, it is intended that on an annual basis the Fund shall dividend out net realized capital gains. Further, when deemed appropriate by the Board of Directors and subject to registration requirements, the Fund may make in-kind distribution of securities of Portfolio Companies. However, the timing and payment of distributions, including in-kind distributions, is at the discretion of the Board of Directors. In 1998, the Fund distributed $0.59 per share in capital gains to the Shareholders and $0.41 per share in regular quarterly dividends.

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

Liquidity and Capital Resources

     During the year ended December 31, 1998, the Fund invested $13,094,416 in six (6) new portfolio investments and in four (4) follow-on investments. Dividends paid to investors in 1998 amounted to $6,126,502 including 1997 accrued dividends paid in 1998. Net income from operating activities and interest income on funds invested in U.S. government and agency obligations, pending investment in portfolio companies, net of operating expenses and management fees, amounted to $2,794,004. The net cash provided by operating activities was $3,781,356. The Fund also received $3,631,244 upon the sale of portfolio investments. Dividend reinvestments were zero. The Fund issued no shares for the dividend reinvestment plan. All dividend reinvestment shares were purchased in the open market. Finally, pursuant to the Fund's share repurchase program announced April 6, 1998, $1,661,439 was used to repurchase 199,494 shares at cost.

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

     Generally, investments in Portfolio Companies will have an initial fixed term of seven years, with payments of interest or dividends for that period. Further, investments in Portfolio Companies will be individually negotiated, non-registered for public trading, and will be subject to legal and contractual PAGE investment restrictions. Accordingly, the Portfolio Investment will generally be considered non-liquid.

     Another possible source of available capital is debt;
however, the Fund does not presently intend to make leveraged investments. Therefore, a lack of liquidity will generally only affect the ability to make new investments and make distributions to shareholders.

RESULTS OF OPERATIONS

1998 Compared to 1997

     During the year ended December 31, 1998, the Fund made additional portfolio investments aggregating $13,094,416 compared to $7,100,150 in 1997. As a result of these investments and earnings held for future investments, the Fund's 1998 total income was $4,734,193 consisting of the following components: (i) interest income of $2,284,873; (ii) dividend income of $28,740;
(iii) fee income of $511,988; (iv) realized gains on investments of $3,130,743; and (v) unrealized depreciation on investments of $(1,222,151).

     The aggregate 1998 income of $4,734,193 was less than the aggregate 1997 income of $3,679,716 primarily as a result of lower unrealized depreciation and an increase in investment closing fees in 1998. The Funds operating expenses incurred in 1998 were $1,940,189 as compared to $2,532,983 in 1997. During 1998, an incentive fee of $626,149 was paid to the Investment Advisor representing 20% of the Funds realized capital gains, net of any realized capital losses and cumulative unrealized depreciation, compared to $1,196,366 paid in 1997. In addition, the management fees decreased $4,688 in 1998. As a result, the Funds net income increased to $2,794,004 in 1998 as compared to $1,146,733 in 1997.

1997 Compared to 1996

     During the year ended December 31, 1997, the Fund made additional portfolio investments aggregating $7,100,150 compared to $13,099,536 in 1996. As a result of these investments and earnings held for future investments, the Fund's 1997 total income was $3,679,716 consisting of the following components: (i) interest income of $2,423,380; (ii) dividend income of $68; (iii) fee income of $107,085; (iv) realized gains on investments of $5,981,841; and
(v) unrealized depreciation on investments of $4,832,658.

     The aggregate 1997 income of $3,679,716 was less than the aggregate 1996 income of $11,623,041 primarily as a result of the 1997 realized gains increasing to $5,981,841 being offset by unrealized depreciation of $4,832,658 in 1997 as compared to an unrealized appreciation in 1996 of $7,779,315. The Funds operating expenses incurred in 1997 were $2,532,983 as compared to $1,562,421 in 1996. During 1997, an incentive fee of $1,196,366 was paid to the Investment Advisor representing 20% of the Funds realized capital gains, net of any realized capital losses and unrealized depreciation, compared to $199,059 paid in 1996. In addition, the management fees increased $37,565 in 1997. As a result, the Funds net income decreased to $1,146,733 in 1997 as compared to $10,060,620 in 1996.

PAGE

YEAR 2000

     Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Investment Advisor has taken steps to review and modify its computer systems as necessary and is prepared for the Year 2000.
In addition, the Fund has inquired of its major service providers as well as its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. The majority of all providers and portfolio companies have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers, or companies in which the Fund has an investment, fail to process this type of information properly, that could have a negative impact on the Fund's operations and the services provided to the Fund's stockholders. It is anticipated that the Fund will incur no material expenses related to the Year 2000 issues.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     The Fund is subject to financial market risks, including changes in market interest rates as well as changes in marketable equity security prices. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund's investments is generally not affected by foreign currency fluctuations.

     A good portion of the Fund's investment in portfolio securities consists of fixed rate convertible debentures and other debt instruments. Since these instruments are generally priced at a fixed rate, changes in market interest rates do not directly impact interest income, although they could impact the Fund's yield on future investments in debt instruments. In addition, changes in market interest rates are not typically a significant factor in the Fund's determination of fair value of its debt instruments, as they are generally held to maturity and their fair values are determined on the basis of the terms of the particular instrument and the financial condition of the issuer.

     A portion of the Fund's portfolio consists of debt and equity investments in a private company. The Fund would anticipate no impact on this investment from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on this investment.

     A portion of the Fund's investment portfolio also consists of common stocks and warrants to purchase common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a percentage change in these equity prices would result in a similar percentage change in the fair value of these securities.

Item 8.  Financial Statements and Supplementary Data.

     For the Index to Financial Statements, see "Index to
Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.
                       Part III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file its definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Limited Partners to be held on May 14, 1999 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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


PAGE

REPORTS ON FORM 8K

     The Fund did not file a report on Form 8 K during the fourth quarter of 1998.

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

Date: March 31, 1999

          Renaissance Capital Growth & Income Fund III, Inc.
            (Registrant)

          By:                      \S\
                  -----------------------------------------
                  Russell Cleveland, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated
Signatures.

Signature            Capacity in Which Signed          Date

        \S\
-----------------
Russell Cleveland       Chairman, President
                         and Director               March 31, 1999


        \S\             Senior Vice President,
-----------------
Barbe Butschek          Secretary and Treasurer
                        and Chief Financial
                        Officer                     March 31, 1999


        \S\
-----------------
Ernest C. Hill          Director                    March 31, 1999



PAGE

        \S\
-----------------
Thomas W. Pauken        Director                    March 31, 1999


        \S\
-----------------
Peter Collins           Director                   March 31, 1999

        \S\
-----------------
Edward O. Boshell, Jr.  Director                   March 31, 1999
PAGE

            INDEX TO FINANCIAL STATEMENTS



                                                     Page

Independent Auditors' Report                         F-2

Statements of Financial Condition                    F-3
December 31, 1998 and 1997

Statements of Investments-                      F-4 through F-7
December 31, 1998 and 1997

Statements of Operations-                            F-8
Years ended December 31, 1998, 1997, and 1996

Statements of Changes in Net Assets                  F-9
Years ended December 31, 1998, 1997, and 1996


Statements of Cash Flows-                            F-10
Years ended December 31, 1998, 1997, and 1996

Notes to Financial Statements                  F-11 through F-14
PAGE

             Independent Auditors' Report





The Board of Directors and Stockholders
Renaissance Capital Growth & Income Fund III, Inc.:

We have audited the accompanying statements of financial condition of Renaissance Capital Growth & Income Fund III, Inc., including the statements of investments, as of December 31, 1998 and 1997, and the related statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1998 and 1997, by examination of securities held in safekeeping for the Company and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                   KPMG LLP


Dallas, Texas
February 12, 1999


PAGE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

          Statements of Financial Condition

              December 31, 1998 and 1997

         Assets                       1998               1997
Cash and Cash equivalents         $ 2,573,144          $15,972,424
Investments at fair value,
 cost of $36,828,731 and
 $24,150,665 in 1998 and
 1997, respectively (note 4)       39,251,507           27,795,592
Receivable from sale of
 investment (note 5)                        -            4,200,000
Interest receivable                   361,374              141,279
Organization costs, net of
 accumulated amortization              83,820              208,529
Other assets                           52,880               38,746
                                  -----------          -----------
                                  $42,322,725          $48,356,570
                                  ===========          ===========
Liabilities and Net Assets
Liabilities:
 Accounts payable                 $   214,100               31,198
 Accounts payable - affiliate
  (note 3)                            218,079            1,440,889
 Dividends payable                    414,845            2,387,123
                                  -----------          -----------
                                      847,024            3,859,210

Net assets (note 6):
Common stock, $1 par value;
 authorized 20,000,000 shares;
 4,342,942 issued in 1998 and
 1997, respectively; 4,143,448
 shares outstanding in 1998 and
 4,342,942 shares outstanding
 in 1997                            4,342,942            4,342,942
 Additional paid-in capital        36,258,896           36,258,896
Treasury stock at cost, 199,494
 shares at December 31, 1998       (1,661,439)                   -
Undistributed net investment
 income                             2,535,302            3,895,522
                                  -----------          -----------
       Net assets, equivalent
        to $10.01 and $10.25
        per share on the shares
        outstanding in 1998
        and 1997, respectively     41,475,701           44,497,360

Commitments and contingencies
 (notes 3 and 4)                            -                    -
                                  -----------          -----------
                                  $42,322,725          $48,356,570

See accompanying notes to financial statements.
/TABLE> <PAGE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

              Statements of Investments

              December 31, 1998 and 1997

                                              1998
                          ----------------------------------------
                          Interest   Due                   Fair
                            rate   date       Cost        value
                          ----------------------------------------
Eligible Portfolio
 Investments -
 Convertible
 debentures and
 Promissory Notes (1)
Voice it Worldwide,
 Inc. (2) -
  Convertible debentures  8.0%  11/1/02  $  2,450,000    1,470,000

Display Technologies,
 Inc. -
  Convertible debentures  8.75  3/2/05      1,750,000    2,706,789

Document Authentication
 Systems -
  Convertible promissory
   note                   10.0  8/20/99       219,250      219,250

JAKKS Pacific, Inc. -
  Convertible debentures   9.0  12/31/03    3,000,000    5,552,609

Poore Brothers, Inc.-
  Convertible debentures   9.0  7/1/02      1,718,094    1,718,094

TAVA Technologies, Inc. -
  Convertible debentures   9.0  6/1/03      1,000,000    5,032,500

Integrated Security
 Systems, Inc.  (2) -
  Convertible promissory
   notes                   9.0  2/1/99        375,000      375,000
  Convertible debentures   9.0  12/1/03     2,084,101    2,084,101

Fortune Natural Resources
 Corp. -
  Convertible debentures  12.0  12/31/07      350,000      350,000

LifeQuest Medical, Inc. -
  Convertible debentures   9.0  12/19/04    1,500,000    1,500,000

NewCare Health Corp. -
  Convertible debentures   8.5  1/27/05     2,500,000    2,500,000
    (1) Valued at fair value as determined by the Investment
Advisor (note 4).
(2) Interest payments under the terms of the convertible debenture are delinquent as of December 31, 1998./FN>        <PAGE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

              Statements of Investments

              December 31, 1998 and 1997

                                             1998
                          ----------------------------------------
                          Interest  Due                    Fair
                            rate   date       Cost        value
                          ----------------------------------------
Eligible Portfolio
 Investments -
 Convertible
 debentures and
 Promissory Notes (1)

Simtek Corporation -
  Convertible debentures   9.0  6/12/05       750,000      750,000
                                           ----------   ----------
                                           17,696,445   24,258,343
                                           ----------   ----------
                                             1998
                          ----------------------------------------
                          Interest  Due                    Fair
                            rate   date       Cost        value
                          ----------------------------------------
Other Portfolio
 Investments -
 Convertible deben-
 tures (1)
Bentley Pharmaceuticals,
 Inc.  (2) -
  Convertible debentures  12.0%  2/13/06   $   744,800     839,520

Optical Security Group,
 Inc. -
  Convertible debentures   8.0   5/31/05       500,000     500,000

Play by Play Toys and
 Novelties, Inc. -
  Convertible debentures   8.0   6/30/04     2,500,000   2,500,000
                                            ----------  ----------
                                             3,744,800   3,839,520
                                            ----------  ----------

(1) Valued at fair value as determined by the Investment Advisor
(note 4).
(2) Interest payments under the terms of the convertible debenture are delinquent as of December 31, 1998.
/FN>        <PAGE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

              Statements of Investments

              December 31, 1998 and 1997

                                             1998
                          -------------------------------------
                                                        Fair
                              Shares        Cost        value
                          -------------------------------------
Eligible Portfolio
 Investments - Common
 Stock, Preferred Stock
 and Warrants (1)

Bentley Pharmaceuticals,
 Inc. -
  Common stock                400,000    $   500,000       594,000

Display Technologies,
 Inc. -
  Common stock                121,528        500,000       799,633
  Warrants to purchase
   105,000 shares of
   common stock               105,000              -       328,000

Document Authentication
 Systems -
  Series A, cumulative
   convertible preferred
   stock                        6,000      1,500,000     1,500,000
  Warrants to purchase
   659 shares of common
   stock                          659            165           165

Interscience Computer
 Corporation -
  Common stock               1,750,000      4,000,000      703,915
  Warrants to purchase
   500,000 shares of
   common stock                500,000              -            -

TAVA Technologies, Inc. -
  Warrants to purchase
   25,000 shares of common
   stock                        25,000              -      151,594

(1) Valued at fair value as determined by the Investment Advisor
(note 4).
(2) Dividend payments under the terms of the preferred stock are delinquent as of December 31, 1998.
/TABLE><PAGE

      RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

               Statements of Investments

               December 31, 1998 and 1997

                                            1998
                            -------------------------------------
                                                         Fair
                              Shares         Cost        value
                            -------------------------------------
Eligible Portfolio
 Investments - Common
 Stock, Preferred Stock
 and Warrants (1)

ThermoView Industries,
 Inc. -
  Series A, cumulative
   convertible preferred
   stock                           250        250,000      250,000
  Common stock                  62,500        250,000      262,109

Voice It Worldwide, Inc. -
  Warrants to purchase
   500,000 shares of common
   stock                       500,000              -            -
  Common stock                 940,000      1,046,400      348,975

NewCare Health Corp. -
  Options to purchase 100,000
   shares of common stock      100,000              -            -

Integrated Security Systems,
 Inc. -
  Warrants to purchase
   325,000 shares of common
   stock                       325,000          3,750        3,750
  Common stock                 393,259        215,899      218,996

Intile Designs, Inc. -
  Common stock                 500,000        500,000       50,000

Poore Brothers, Inc. -
  Common stock                 183,263        154,628       52,293
  Warrants to purchase 25,000
   shares of common stock       25,000              -            -

(1) Valued at fair value as determined by the Investment Advisor
(note 4).
/TABLE><PAGE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

              Statements of Investments

              December 31, 1998 and 1997

                                             1998
                           ---------------------------------------
                                                         Fair
                              Shares         Cost        value
                           ---------------------------------------
Eligible Portfolio
 Investments - Common
 Stock, Preferred Stock
 and Warrants (1)

LifeQuest Medical, Inc. -
  Common stock                 125,000        500,000      216,563
  Series A, convertible
   preferred stock                 500        500,000      500,000
  Series B, convertible
   preferred stock                 500        500,000      500,000
                                           ----------   ----------
                                           10,420,842    6,479,993
                                           ----------   ----------
                                             1998
                             -------------------------------------
                                                        Fair
                              Shares         Cost       value
                             -------------------------------------
Other Portfolio
 Investments - Common
 Stock and Warrants (1)

Dwyer Group, Inc. -
  Common stock                 675,000      1,966,644    1,336,500

JAKKS Pacific, Inc. -
  Series A, cumulative
   convertible preferred
   stock                           600      3,000,000    3,337,151
                                          -----------  -----------
                                            4,966,644    4,673,651
                                          -----------  -----------
                                          $36,828,731   39,251,507
                                          ===========  ===========

(1) Valued at fair value as determined by the Investment Advisor
(note 4).
/TABLE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

              Statements of Investments

              December 31, 1998 and 1997

                                             1997
                         ----------------------------------------
                          Interest  Due                    Fair
                            rate   date       Cost        value
                         ----------------------------------------
Eligible Portfolio
 Investments -
 Convertible
 debentures and
 Promissory Notes (1)
Voice it Worldwide,
 Inc. -
  Convertible debentures  8.0%  11/1/02   $  2,450,000   3,031,875

Poore Brothers, Inc.-
  Convertible debentures   9.0  7/1/02       1,788,571   1,788,571

Topro, Inc. -
  Convertible debentures   9.0  various      1,500,500   6,437,145

JAKKS Pacific Inc. -
  Convertible debentures   9.0  12/31/03     3,000,000   3,873,478

Integrated Security
 Systems, Inc. (2)
  Convertible debentures   9.0  12/1/03      2,300,000   2,575,178

Fortune Natural Resources
 Corp.
  Convertible promissory
   note                   12.0  12/31/07       350,000     350,000

LifeQuest Medical, Inc.-
  Convertible debentures   9.0  12/19/04     1,500,000   1,500,000
                                            ----------  ----------
                                            12,889,071  19,556,247
                                            ----------  ----------
Other Portfolio
 Investments- Convertible
 Debentures (1)

Bentley Pharmaceuticals,
 Inc.-
  Convertible debentures  12.0  2/13/06        744,800   1,080,000

Play by Play Toys and
 Novelties, Inc.
  Convertible debentures   8.0  6/30/04      2,500,000   2,621,289
                                            ----------  ----------
                                             3,244,800   3,701,289
                                            ----------  ----------
    (1) Valued at fair value as determined by the Investment
Advisor (note 4).
(2) Interest payments under the terms of the convertible debenture are delinquent as of December 31, 1997./FN>        <PAGE

    RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

              Statements of Investments

              December 31, 1998 and 1997

                                            1997
                           -------------------------------------
                                                        Fair
                              Shares         Cost       value
                           -------------------------------------
Eligible Portfolio
 Investments - Common
 Stock, Preferred Stock
 and Warrants (1)

Interscience Computer
 Corporation (2):
  Series A, cumulative
   convertible redeemable
   preferred stock         36,000      $ 3,600,000     1,400,000
  Series B, cumulative
   convertible preferred
   stock                    4,000          400,000             -

Topro, Inc. -
  Warrants to purchase
   25,000 shares of common
   stock                    25,000               -       123,750

Voice It Worldwide, Inc. -
  Warrants to purchase
   500,000 shares of common
   stock                   500,000               -             -
  Common stock             940,000       1,046,400     1,105,088

Integrated Security Systems,
 Inc. -
  Warrants to purchase
   12,500 shares of common
   stock                    12,500           3,750         3,750

Intile Designs, Inc. -
  Common stock             500,000         500,000        185,000

LifeQuest Medical, Inc.-
  Common stock             125,000         500,000        412,657
                                        ----------     ----------
                                         6,050,150      3,230,245
                                        ----------     ----------
(FN>
(1) Valued at fair value as determined by the Investment Advisor
(note 4).
(2) Dividend payments under the terms of the preferred stock are delinquent as of December 31, 1997.
/TABLE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

              Statements of Investments

              December 31, 1998 and 1997

                                            1997
                           ---------------------------------------
                                                        Fair
                              Shares        Cost        value
                           ---------------------------------------
Other Portfolio
 Investments  - Common
 Stock and Warrants (1)

Dwyer Group, Inc. -
  common stock               675,000       1,966,644     1,307,811
                                         -----------   -----------
                                         $24,150,665   $27,795,592
                                         ===========   ===========

(1) Valued at fair value as determined by the Investment Advisor
(note 4).
(2) Dividend payments under the terms of the preferred stock are delinquent as of December 31, 1997.

See accompanying notes to financial statements.
/TABLE><PAGE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

               Statements of Operations

     Years ended December 31, 1998, 1997 and 1996


                                 1998         1997         1996
                                 ----         ----         ----
Income:
 Interest                     $2,284,873    2,423,380    2,182,917
 Dividend Income                  28,740           68      306,190
 Commitment and other fees       511,988      107,085      359,323
                              ----------   ----------   ----------
                               2,825,601    2,530,533    2,848,430
                              ----------   ----------   ----------
Operating Expenses (note 3):
 General and administrative      501,984      519,873      584,183
 Incentive fee                   626,149    1,196,366      199,059
 Management fees                 812,056      816,744      779,179
                              ----------   ----------   ----------
                               1,940,189    2,532,983    1,562,421
                              ----------   ----------   ----------

     Operating income (loss)     885,412       (2,450)   1,286,009

Investment income:
 Net unrealized appreciation
  (depreciation) on
  investments                 (1,222,151)  (4,832,658)   7,779,315
 Net realized gain on
  investments                  3,130,743    5,981,841      995,296
                              ----------   ----------   ----------
     Investment income         1,908,592    1,149,183    8,774,611
                              ----------   ----------   ----------
     Net income               $2,794,004    1,146,733   10,060,620
                              ==========   ==========   ==========
Net income per share
 (note 2(d))                  $      .66          .26         2.32
                              ==========   ==========   ==========




See accompanying notes to financial statements.
/TABLE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

         Statements of Changes in Net Assets

     Years ended December 31, 1998, 1997 and 1996

Net assets, December 31, 1995                  $40,500,172

Net income                                      10,060,620

Dividends                                       (2,216,105)

Proceeds from issuance of 10,617 shares
 (note 6)                                          100,217

Reinvested dividends to purchase 74,175
 shares (note 6)                                   685,416

Net assets, December 31, 1996                   49,130,320

Net income                                       1,146,733

Dividends                                       (5,819,542)

Reinvested dividends to purchase 3,520
 shares (note 6)                                    39,849

Net assets, December 31, 1997                   44,497,360

Purchase of 199,494 shares of treasury
 stock                                          (1,661,439)

Net income                                       2,794,004

Dividends                                       (4,154,224)

Net assets, December 31, 1998                  $41,475,701





See accompanying notes to financial statements.

PAGE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

               Statements of Cash Flows

     Years ended December 31, 1998, 1997 and 1996

                                1998         1997         1996
                                ----         ----         ----
Cash flows from operating
 activities:
  Net income                $ 2,794,004    1,146,733   10,060,620
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Net unrealized
     (appreciation)
     depreciation on
     investments              1,222,151    4,832,658   (7,779,315)
    Net realized gain on
     investments             (3,130,743)  (5,981,841)    (995,296)
    Amortization of
     organization costs         124,709      124,709      124,708
    Decrease in receivable
     from sale of investment  4,200,000            -    2,500,000
    (Increase) decrease in
     accounts receivable              -      169,486      (50,483)
    (Increase) decrease in
     interest receivable       (374,723)      16,750      386,327
    Increase in other assets    (14,134)           -            -
    Increase (decrease) in
     accounts payable           182,902       (4,879)      36,077
    Increase (decrease)in
     accounts payable-
     affiliate               (1,222,810)     916,966      216,316
                             ----------   ----------   ----------
       Net cash provided
        by operating
        activities            3,781,356    1,220,582    4,498,954
                             ----------   ----------   ----------
Cash flows from investing
 activities:
  Purchase of investments   (13,094,416)  (7,100,150) (13,099,536)
  Proceeds from sale of
   investments                3,631,244   10,401,150    1,334,808
  Repayment of debentures        70,477            -            -
  Decrease in short term
   investments, net                   -            -   21,348,889
                             ----------   ----------   ----------
      Net cash provided by
      (used in) investing
      activities             (9,392,695)   3,301,000    9,584,161
                             ----------   ----------   ----------

PAGE

  RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

               Statements of Cash Flows

     Years ended December 31, 1998, 1997 and 1996

                                1998         1997         1996
                                ----         ----         ----
Cash flows from financing
 activities:
  Net proceeds from
   issuance of shares                 -            -      100,217
  Reinvested dividends to
   purchase shares                    -       39,849      685,416
  Purchase of treasury
   shares                    (1,661,439)           -            -
  Cash dividends             (6,126,502)  (4,430,279)  (2,406,381)
                             ----------   ----------   ----------
     Net cash used in
      financing
      activities             (7,787,941)  (4,390,430)  (1,620,748)
                             ----------   ----------   ----------
  Net increase (decrease)
   in cash and cash
   equivalents              (13,399,280)     131,152   12,462,367
 Cash and cash equivalents
  at beginning of the year   15,972,424   15,841,272    3,378,905
                             ----------   ----------   ----------
 Cash and cash equivalents
  at end of the year        $ 2,573,144   15,972,424   15,841,272
                            ===========   ==========   ==========

Noncash investing and financing activities:

The fourth quarter dividends of $414,845, $2,387,123, and $997,860 were accrued as of December 31, 1998, 1997 and 1996, respectively.

During 1998, the Fund received common stock in settlement of amounts due from interest totaling $154,628.

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

           December 31, 1998, 1997 and 1996

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

    (c)  Federal Income Taxes

         The Fund has elected the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund's investment company taxable income to its shareholders. It is the intent of management to distribute all of its investment company taxable income and long term capital gains within the defined period under the IRC to qualify as a regulated investment company. Therefore, no federal income tax
                                                         (Continued) PAGE

    RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

            Notes to Financial Statements

           December 31, 1998, 1997 and 1996


         provision is included in the accompanying financial statements.

   (d)   Net income per share

         Net income per share is based on the weighted average of shares outstanding of 4,246,163 during 1998, 4,342,062 during 1997 and 4,332,390 during 1996.

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

(3) Management and Organization Fees

    The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the Agreement), the Investment Advisor performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement the Investment Advisor is reimbursed by the Fund for certain administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the Prospectus and the original offering document are as follows:

       The Investment Advisor receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund incurred $812,056, $816,744, and $779,179 for 1998, 1997 and 1996,
       respectively, for such operational management fees. Amounts payable for such fees at December 31, 1998 and 1997 were $184,076 and $221,781, respectively.

       The Investment Advisor was reimbursed by the Fund for administrative expenses paid by the Investment Advisor on behalf of the Fund. Such reimbursements were $187,988, $220,077 and $219,758, for 1998, 1997 and 1996,
       respectively, and are included in general and administrative expenses in the accompanying statements of operations.
                                                         (Continued)

        RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                 Notes to Financial Statements

                December 31, 1998, 1997 and 1996

       The Investment Advisor is to receive an incentive fee in an amount equal to 20% of any of the Fund's realized capital gains computed net of all realized capital losses and cumulative unrealized depreciation. The Fund incurred $626,149, $1,196,366 and $199,059 during the years ended
       1998, 1997 and 1996, respectively, for such incentive fee.

(4) Investments

    The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. These investments are carried in the statements of financial condition as of December 31, 1998 and 1997, at fair value, as determined in good faith by the Investment Advisor. The investments held by the Fund are generally convertible after five years into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded, but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Dividends or interest on the convertible securities is generally payable monthly.
    The investments often have call options, usually commencing three years subsequent to issuance, at prices specified in the investment agreements.

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

      Portfolio investments for which market quotations are readily available and which are freely transferable will be valued as follows: (i) securities traded on a securities exchange or the NASDAQ will be valued at the closing price on, or the last trading day prior to, the date of valuation and (ii) securities traded in the over-the-counter market will be valued at the average of the closing bid and asked prices for the last trading day on, or prior to, the date of valuation.
                                                        (Continued)
PAGE

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

               Notes to Financial Statements

              December 31, 1998, 1997 and 1996

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

    At December 31, 1998 and 1997, all the Fund's investments, totaling $39,251,507 (93% of total assets) and $27,795,592
    (57% of total assets), respectively, have been valued by the Investment Advisor in the absence of a readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

    As of December 31, 1998 and 1997, the net unrealized appreciation associated with investments held by the Fund was $2,422,776 and $3,644,927, respectively.

(5) Receivable from Sale of Investment

    During 1997, the Fund sold an investment in a portfolio company for $4,200,000. The proceeds from this sale were received in 1998.

(6) Purchase of Additional Shares

    In accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund, purchasing 3,520 and
                                                      (Continued)
PAGE

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

           Notes to Financial Statements

         December 31, 1998, 1997 and 1996

    74,175 Fund shares issued directly by the Fund in 1997 and 1996, respectively. No dividends were reinvested during 1998.

    During 1996, in accordance with Fund guidelines, additional contributions were received from certain shareholders which were used to purchase 10,617 additional Fund shares, issued directly by the Fund.