Form 10-Q
period 1999-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1999-05-13
CIK 919567

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to _________________

                     Commission File Number:  0-20671

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
        ---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        Texas                                                   75-2533518
        ---------------------------------------------------------------------

        (State or other jurisdiction            (I.R.S. Employer I.D. No.) of
                                                incorporation or organization)

        8080 North Central Expressway, Dallas, Texas  75206-1857
        ---------------------------------------------------------------------
        (Address of principal executive offices)(Zip Code)

                         214/891-8294
        ---------------------------------------------------------------------

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

                     Yes      X         No
                           -------           -------
4,142,942 shares of common stock outstanding at April 30, 1999.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Statement of Assets and Liabilities
                             (Unaudited)

                     Assets

                                          December 31, 1998  March 31, 1999

Cash                                           $ 2,573,144     $ 2,148,647
Accounts receivable                                361,374         496,572
Investments, at market value, cost of
 $36,828,731 and $37,028,719                    39,251,507      45,536,225
Organizational costs, net of accumulated
 amortization                                       83,820             -0-
Other assets                                        52,880          46,357
                                               -----------     -----------
                                               $42,322,725      48,227,801
                                               ===========     ===========
           Liabilities and Net Assets


Liabilities:
 Accounts payable - related parties           $    218,079    $    231,046
 Accounts payable - trade                          214,100         101,549
 Dividends payable                                 414,845         331,435
                                              ------------    ------------
                                                   847,024         664,030
                                              ------------    ------------
Net Assets:
 Common stock, $1 par value;
  20,000,000 shares authorized;
  4,342,942 issued, 4,143,448
  and 4,142,942 outstanding                      4,342,942       4,342,942
 Additional paid-in capital                     36,258,896      36,258,896
 Treasury stock at cost,
  199,494 shares at December
  31, 1998 and 200,000 shares
  at March 31, 1999                             (1,661,439)     (1,665,219)
 Undistributed net investment income             2,535,302       8,627,152
                                               -----------     -----------
    Net assets                                  41,475,701      47,563,771
                                               -----------     -----------
                                               $42,322,725     $48,227,801
                                               ===========     ===========
    Net asset value per share                       $10.01          $11.48
                                                    ======          ======

See accompanying notes to financial statements.


              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                             Statement of Operations

                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                         1998        1999
                                                     -----------  -----------
Investment Income:

 Interest                                            $   612,181  $   494,545
 Dividends                                                   -0-      236,164
 Other investment income                                 294,488       (9,328)
                                                     -----------  -----------
  Total investment income                                906,669      721,381
                                                     -----------  -----------
Expenses:
 Amortization                                             30,750       83,820
 Bank charges                                              4,272        5,330
 Directors' fees                                          22,500       14,000
 Legal and professional                                   27,917       28,315
 Management fees                                         162,616      210,462
 Taxes                                                       560          -0-
 Other                                                    39,619       40,389
                                                     -----------  -----------
  Total expenses                                         288,234      382,316
                                                     -----------  -----------
  Net investment income                                  618,435      339,065

Unrealized gain (loss) on investments                  7,328,813    6,084,720
                                                     -----------  -----------
Net increase (decrease) in net assets
 resulting from operations                           $7,947,248    $6,423,785
                                                     ==========    ==========

See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      Statement of Changes in Net Assets

                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                       1998            1999
                                                    -----------   -----------
Increase (decrease) in net assets
 resulting from operations

Investment income - net                             $   618,435   $   339,065
Unrealized gain (loss) on investments                 7,328,813     6,084,720
   Net increase (decrease) in net assets            -----------   -----------
    resulting from operations                         7,947,248     6,423,785

Distributions to shareholders                          (381,680)     (331,935)
Cost of shares repurchased                                  -0-        (3,780)
                                                    -----------   -----------
Total increase (decrease)                             7,565,568     6,088,070

Net assets
   Beginning of period                               44,497,360    41,475,701
                                                    -----------   -----------
   End of period                                    $52,062,928   $47,563,771
                                                    ===========   ===========

See accompanying notes to financial statements.


             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Notes to Financial Statements

                               March 31, 1999

1.    Organization and Business Purpose

      Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"), a Texas Corporation, was incorporated on January 20, 1994, and had no operations prior to June 24, 1994. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in convertible debenture and convertible preferred stock investments of small and medium size companies which are in need of capital and which the Fund believes offer the opportunity for growth. The Fund has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act").

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

   B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared an income dividend of $0.08 per share for the quarter ended March 31, 1999, and has also declared a $0.74 capital gain dividend to be paid in the second quarter of this year.

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

    In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Adviser") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. Amortization expense for the quarter ended March 31, 1999 was $83,820.

4.  Investment Advisory Agreement

    The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net
            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                              March 31, 1999

    Assets each quarter. The Fund accrued a liability of $210,462 for such operational management fees performed during the quarter ended March 31, 1999.

    In addition, the Fund has agreed to pay the Investment Adviser an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on a quarterly basis. The Fund had no realized gains for the quarter ended March 31, 1999.

5.  Capital Share Transactions

    As of March 31, 1999 there were 20,000,000 shares of $1 par value capital stock authorized, 4,342,942 shares issued, 4,142,942 shares outstanding, and additional paid-in capital aggregating $38,936,619.

    Year-to-date transactions in capital stock are as follows:

                                               Shares          Amount
                                             ---------      -----------
Balance December 31, 1998                    4,143,448      $38,940,399

Shares repurchased                                (506)          (3,780)
                                             ---------      -----------

Balance March 31, 1999                       4,142,942      $38,936,619

6.  Related Party Transactions

    The Investment Adviser is reimbursed by the Fund for certain administrative
    expenses under the Investment Advisory Agreement.   Such reimbursements
    were $21,709 for the quarter ended March 31, 1999.

7.  Short-term Investments

    Short-term investments are currently held in a money market fund made up of
    U.S. Treasury obligations.   As additional cash is realized from the
    liquidation of investments, short-term investments will also be comprised of U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

8.  Investments

    The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
    Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a) (1) through (5). Under the provisions of the 1940 Act

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                               March 31, 1999

    at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of March 31, 1999 at fair value, as determined in good faith by the Investment Adviser. The securities held by the Fund are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition. The investments held by the Fund are convertible into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration, although the Fund may be entitled to demand registrations and other registration rights which vary from investment to investment. The preferred stock positions often have call options, usually commencing three years subsequent to issuance, at prices specified in the stock purchase agreements, and typically have a dividend right.

                        INVESTMENT VALUATION SUMMARY

                                                      CONVERSION       FAIR
                                              COST  OR FACE VALUE     VALUE
Bentley Pharmaceuticals, Inc.
12% Convertible Debenture                    744,800     840,000     831,600
Common Stock                                 500,000     625,000     618,750

Dexterity Surgical, Inc.
9% Convertible Debenture                   1,500,000   1,500,000   1,500,000
8% Convertible Preferred Stock             1,000,000     975,000     965,250
Common Stock                                 500,000     203,125     201,094

Display Technologies, Inc.
8.75% Convertible Debenture                1,750,000   2,008,435   1,988,351
Common Stock                                 500,000     630,427     624,123
Warrants to purchase 105,000 shares              -0-     112,686     111,559

Document Authentication Systems
Bridge Loan                                  219,250     219,250     219,250
5% Convertible Preferred Stock             1,500,000   1,500,000   1,500,000
Warrants to purchase 659 shares                  165         165         165

The Dwyer Group, Inc.
Common Stock                               1,966,632   1,265,612   1,252,956

Fortune Natural Resources Corp.
12% Convertible Debenture                    350,000     350,000     350,000

Integrated Security Systems, Inc.
Demand Promissory Notes                      575,000   1,047,359     984,517
9% Convertible Debenture                   2,084,101   3,796,177   3,627,930
Common Stock                                 215,899     393,259     389,326
Warrants to purchase 689,299 shares            3,750     230,549     216,941
PAGE

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                               March 31, 1999

8.    Investments (continued)

                        INVESTMENT VALUATION SUMMARY

                                                      CONVERSION      FAIR
                                             COST    OR FACE VALUE   VALUE
Interscience Computer Corporation
Common Stock                              4,000,000     765,625     757,969
Warrants                                          0           0           0

Intile Designs, Inc.
Common Stock                                500,000      78,150      50,000

JAKKS Pacific, Inc.
9% Convertible Debenture                  3,000,000   9,652,174   9,555,652
7% Convertible Preferred Stock            3,000,000   6,201,117   6,139,106

NewCare Health Corporation
8.5% Convertible Debenture                2,500,000   2,500,000   2,300,000
Options                                         -0-         -0-         -0-

Optical Security Group, Inc.
8% Convertible Debenture                    500,000     500,000     500,000

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture                  2,500,000   2,500,000   2,500,000

Poore Brothers, Inc.
9% Convertible Debenture                  1,718,094   1,718,094   1,718,094
Common Stock                                154,628     148,901      89,967
Warrants to purchase 25,000 shares              -0-         -0-         -0-

Simtek Corporation
9% Convertible Debenture                    750,000     750,000     750,000

TAVA Technologies, Inc.
Common Stock                              1,000,000   3,333,333   3,300,000
Warrants to purchase 25,000 shares              -0-      87,500      86,625

ThermoView Industries, Inc.
10% Convertible Preferred Stock             250,000     400,000     376,000
Common Stock                                250,000     500,000     420,000

Voice It Worldwide, Inc.
8% Convertible Debenture                  2,450,000   2,450,000   1,470,000
Common Stock                              1,046,400     282,000     141,000
Warrants                                        -0-         -0-         -0-
                                         ----------  ----------  ----------

                                         37,028,719  47,563,938  45,536,225

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1)  Material Changes in Financial Condition

The following portfolio transactions are noted for the quarter ended March 31, 1999 (portfolio companies are herein referred to as the "Company"):

    Bentley Pharmaceuticals, Inc. (BNT) Subsequent to the end of the first quarter, the Fund purchased an additional 95,100 shares of the Company's common stock on the open market for $151,411.80, or a cost basis of $1.59 per share.

    Dexterity Surgical, Inc. (DEXT) In March, 1999, the Company changed its name from LifeQuest Medical, Inc. to Dexterity Surgical, Inc. and also changed its trading symbol from LQMD to DEXT. The Company continues to trade on the NASDAQ Small Cap Market.

    Subsequent to March 31, 1999, the conversion prices on the Fund's convertible debenture and convertible preferred stock investments were reduced to $1.60 per share according to the automatic reset provisions of the respective investment agreements.

    In addition to the Fund's conversion price resets, Renaissance U.S. Growth & Income Trust PLC ("RUSGIT") also had the conversion price on its convertible debenture and convertible preferred stock investments reset to $1.60 per share.

    Display Technologies, Inc. (DTEK) In the first quarter of 1999, the Company registered all of the common stock underlying the Fund's convertible debentures and warrants, as well as the direct common stock holding owned by the Fund.

    RUSGIT also had its investment positions registered by the Company in the first quarter.

    Integrated Security Systems, Inc.   (IZZI)  As of February 22, 1999, the
Fund consolidated its four convertible promissory notes due February 1, 1999, into a single $375,000 convertible promissory note. The new convertible note bears interest at 9%, payable monthly, is payable on demand, is convertible into common stock of the Company at $0.549 per share, and is secured by all the assets of the Company and its subsidiaries.

    On March 8, 1999, the Fund advanced the Company $200,000 pursuant to a 9% secured convertible promissory note due and payable within thirty days after demand by the Fund. The note is secured by all the assets of the Company and its subsidiaries and is convertible into the Company's common stock at $0.549 per share. As additional consideration for the loan, the Fund received warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004.

    At March 31, 1999, the Company was in arrears on $80,632.06 in interest payments and advisory fees obligations.

    In addition to the Fund's investment, RUSGIT advanced $200,000 to the Company in March 1999 under identical terms and for identical consideration as the Fund's $200,000 advance.

    At March 31, 1999, the Company owed $80,632 to the Fund, of which $60,098 represents overdue and unpaid interest.

    JAKKS Pacific, Inc. (JAKK) Subsequent to March 31, 1999, the Fund converted its $3,000,000 convertible debenture into 521,740 shares of the Company's common stock. In April, 1999, the Fund sold 260,870 shares for $5,319,591.77, an average price of $20.39 per share, representing a gain to the Fund of $3,819,591.77. The Fund now owns 260,870 shares of common stock as well as $3,000,000 in convertible preferred stock, convertible at $8.95 per share.

    NewCare Health Corp. (NWCA) In the first quarter of 1999, the Company fell into default on the Fund's convertible debentures by failing to maintain compliance with all of its agreed minimum financial ratios and standards. In addition, at March 31, 1999, the Company was in arrears on interest payments and advisory fees owed to the Fund of $35,244.74. The Manager is working diligently to remedy the situation for the benefit of shareholders. The Fund's Board of Directors has elected to place a $200,000 legal fee reserve on this investment because the Fund may have to exercise default remedies pursuant to its contractual agreements with the Company.

    Subsequent to March 31, 1999, the Company announced its results for the fiscal year ended December 31, 1998. The Fund is now entitled to a reset of its conversion price on the convertible debentures in the event that the volume-weighted closing bid price for the Company's common stock over a specified period is below the current $3.81 conversion price on the debentures. There is no reset in the event the market price exceeds the Fund's conversion price. The Company's common stock has been trading around $1.00 per share.

    RUSGIT will also be entitled to a reset of the conversion price on its convertible debentures in the event the volume-weighted closing bid price for NewCare shares is below the current conversion price over the relevant period.

    Play By Play Toys & Novelties, Inc. (PBYP) In the first quarter of 1999, the Company fell into default on the Fund's debentures by failing to maintain compliance with all of its agreed minimum financial ratios and standards. The Company is current, however, on principal and interest obligations. Again, your Manager is working hard to remedy the technical defaults for the benefit of shareholders.

    Simtek Corporation (SRAM) Subsequent to March 31, 1999, the Fund had the conversion price on its convertible debentures in the Company reset from $0.35 per share to $0.195 per share according to the automatic reset provisions of the Convertible Debenture Agreement. The reset became available when the Company failed to meet its projected target of $700,000 in pretax income excluding extraordinary items and interest on the Fund's debentures for the one year period ended December 31, 1998.

    RUSGIT also had its convertible debenture conversion price reset to $0.195 according to the automatic reset provisions of its Convertible Debenture Agreement.

    TAVA Technologies, Inc. (TAVA) In the first quarter, the Fund converted its remaining convertible debentures into 666,667 shares of the Company's common stock. The debentures have a cost basis of $1,000,000, or $1.50 per share. On April 21, 1999, the Company announced that Real Software Group, a Belgian software company, had entered into an agreement to acquire the Company for $190 million, or $8 per share. The Company expects the deal to close later this year.

    RUSGIT also converted its remaining convertible debentures into common stock in the first quarter.

    Voice-It Worldwide Inc. (MEMO) As of March 30, 1999, the Fund's Board of Directors placed two reserves on the Fund's position in the Company. The Board authorized a $980,000 reserve on the Fund's $2,450,000 convertible debenture, as well as a reserve limiting the value of the Fund's investment in the Company's common stock to $0.15 per share or $141,000. The reserves have been placed because the Company is in bankruptcy. These asset values may change as the bankruptcy proceeding progresses.

(2)   Material Changes in Operations

    Net investment income for the quarter ended March 31, 1999, as compared to March 31, 1998, reflects a decrease of $279,371. This reported decrease is primarily attributable to an adjustment of prior year expenses resulting in a decrease of income. During the first quarter, the Fund experienced $6,084,720 of unrealized gains resulting from an increase in the fair value of its investments.

     Pending investment in portfolio investments, funds are invested in temporary cash accounts and in government securities. At March 31, 1999, all of these funds were held in a money market fund made up of U.S. Treasury obligations. As additional cash is realized from the liquidation of investments, short-term investments will also be comprised of U.S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less.

     During the quarter ended March 31, 1999, the Registrant paid dividend distributions of income and capital gains to shareholders in the amount of $415,345, and accrued dividends payable to shareholders in the amount of $331,435.

(2)   Year 2000

    Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Investment Advisor has taken steps to review and modify its computer systems as necessary and is prepared for the Year 2000. In addition, the Fund has inquired of its major service providers as well as its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. The majority of all providers and portfolio companies have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers, or companies in which the Fund has an investment, fail to process this type of information properly, that could have a negative impact on the Fund's operations and the services provided to the Fund's stockholders. It is nticipated that the Fund will incur no material expenses related to the Year 2000 issues.


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.




May 13, 1999                                             /S/
                                 ---------------------------------------------
                                 Russell Cleveland, President and Chairman


May 13, 1999                                             /S/
                                 ---------------------------------------------
                                 Barbe Butschek, Corp. Secretary and Treasurer