Form 10-Q
period 1999-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1999-08-12
CIK 919567

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to _________________

                     Commission File Number:  0-20671

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
        -------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                    Texas                             75-2533518
        -------------------------------------------------------------------
          (State or other jurisdiction           (I.R.S. Employer I.D. No.)
         of incorporation or organization)

           8080 North Central Expressway, Dallas, Texas  75206-1857
        -------------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

                               214/891-8294
        -------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X         No
                            -----     -----

4,142,942 shares of common stock outstanding at June 30, 1999.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                   Statement of Assets and Liabilities
                              (Unaudited)

            Assets
                                          December 31, 1998   June 30, 1999
                                          -----------------   -------------
Cash                                           $ 2,573,144     $ 3,098,825
Accounts receivable                                361,374         386,593
Accounts receivable-brokerage                          -0-           5,281
Temporary investments at cost                          -0-       1,996,114
Investments, at market value, cost of
  $36,828,731 and $35,917,709                   39,251,507      45,615,382
Organizational costs, net of accumulated
  amortization                                      83,820             -0-
Other assets                                        52,880          39,760
                                               -----------     -----------
                                               $42,322,725     $51,141,955
                                               ===========     ===========
     Liabilities and Net Assets

Liabilities:
 Accounts payable - related parties            $   218,079     $ 1,239,680
 Accounts payable - trade                          214,100          53,108
 Dividends payable                                 414,845         302,896
                                               -----------     -----------
                                                   847,024       1,595,684
                                               -----------     -----------
Net Assets:
 Common stock, $1 par value; 20,000,000
  shares authorized; 4,342,942 issued,
  4,143,448 and 4,142,942 outstanding            4,342,942       4,342,942
 Additional paid-in capital                     36,258,896      36,258,896
 Treasury stock at cost, 199,494 shares
  at December 31, 1998 and 200,000 shares
  at June 30, 1999                              (1,661,439)     (1,665,219)
 Undistributed net investment income             2,535,302      10,609,652
                                               -----------     -----------
   Net assets                                   41,475,701      49,546,271
                                               -----------     -----------
                                               $42,322,725     $51,141,955
                                               ===========     ===========
   Net asset value per share                        $10.01          $11.96
                                                    ======          ======

See accompanying notes to financial statements.
              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                             Statement of Operations

                                   (Unaudited)

                         Three Months Ended June 30,  Six Months Ended June 30,
                                1998         1999         1998         1999
                           -----------  -----------  -----------  -----------
Investment Income:

 Interest                  $   572,596  $  320,943    $1,184,777  $   815,488
 Dividends                         -0-      78,733           -0-      314,897
 Other investment income        96,500       9,625       390,988          297
                           -----------  ----------    ----------  -----------
  Total investment income      669,096     409,301     1,575,765    1,130,682
                           -----------  ----------    ----------  -----------
Expenses:
 Amortization                   31,092         -0-        61,842       83,820
 Bank charges                    5,502       5,361         9,774       10,691
 Directors' fees                16,000      14,000        38,500       28,000
 Legal and professional         29,745      22,761        57,662       51,076
 Management fees               295,102     235,390       457,718      445,852
 Taxes                           7,330      27,840         7,890       27,840
 Other                          53,246      70,231        92,865      110,620
                           -----------  ----------    ----------  -----------
  Total expenses               438,017     375,583       726,251      757,899
                           -----------  ----------    ----------  -----------
  Net investment income        231,079      33,718       849,514      372,783

Realized gain on
 investments                 2,504,596   3,824,391     2,504,596    3,824,391
Unrealized gain (loss)
 on investments             (2,829,090)  1,190,168     4,499,723    7,274,888
                           -----------  ----------    ----------  -----------
Net increase (decrease)
 in net assets resulting
 from operations          $    (93,415) $5,048,277    $7,853,833  $11,472,062
                          ============  ==========    ==========  ===========

See accompanying notes to financial statements.
              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      Statement of Changes in Net Assets

                                   (Unaudited)

                          Three Months Ended June 30, Six Months Ended June 30,
                               1998         1999          1998         1999
                          -----------  -----------   -----------  -----------
Increase (decrease) in
 net assets resulting
 from operations

Investment income - net   $   231,079  $    33,718   $   849,514  $   372,783
Realized gain on
 investment                 2,504,596    3,824,391     2,504,596    3,824,391
Unrealized gain (loss)
 on investments            (2,829,090)   1,190,168     4,499,723    7,274,888
                          -----------  -----------   -----------  -----------
  Net increase (decrease)
   in net assets
   resulting from
   operations                 (93,415)   5,048,277     7,853,833   11,472,062

Distributions to
 shareholders              (2,932,935)  (3,065,777)   (3,314,615)  (3,397,712)
Cost of shares
 repurchased                 (842,455)         -0-      (842,455)      (3,780)
                          -----------  -----------   -----------  -----------
Total increase (decrease)  (3,868,805)   1,982,500     3,696,763    8,070,570

Net assets
 Beginning of period       52,062,928   47,563,771    44,497,360   41,475,701
                          -----------  -----------   -----------  -----------
 End of period            $48,194,123  $49,546,271   $48,194,123  $49,546,271
                          ===========  ===========   ===========  ===========

See accompanying notes to financial statements.
             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Notes to Financial Statements

                                June 30, 1999

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

    B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared and paid a $0.74 capital gain dividend in the quarter ended June 30, 1999, and has also declared a $1.25 capital gain dividend which will be payable August 31, 1999 to shareholders of record as of August 10, 1999. The ex-dividend date is August 6, 1999. This dividend is from gains made on the sale of part of the Fund's common stock position in JAKKS Pacific, Inc. and the closing of the purchase of TAVA Technologies, Inc. by Real Software, Inc. for $8.00 per share.

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

3.  Organization Expenses

    In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Adviser") organizational expenses of $623,544. Such expenses were deferred and amortized on a straight-line basis over a five-year period. These expenses were fully amortized in a prior period.
             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                                June 30, 1999

4.  Investment Advisory Agreement

    The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund accrued a liability of $235,390 for such operational management fees performed during the quarter ended June 30, 1999.

    In addition, the Fund has agreed to pay the Investment Adviser an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on a quarterly basis. The Fund realized a capital gain of $4,780,489 on the sale of 303,370 shares of JAKKS Pacific, Inc. common stock. The gain is shown on the accompanying statement of operations net of the $956, 098 management incentive fee payable to the Investment Adviser.

5.  Capital Share Transactions

    As of June 30, 1999 there were 20,000,000 shares of $1 par value capital stock authorized, 4,342,942 shares issued, 4,142,942 shares outstanding, and additional paid-in capital aggregating $38,936,619.

    Year-to-date transactions in capital stock are as follows:

                                                 Shares        Amount
                                                ---------   -----------
Balance December 31, 1998                       4,143,448   $38,940,399
Shares repurchased                                   (506)       (3,780)
                                                ---------   -----------
Balance June 30, 1999                           4,142,942   $38,936,619

6.  Related Party Transactions

    The Investment Adviser is reimbursed by the Fund for certain administrative
    expenses under the Investment Advisory Agreement.   Such expenses were
    $3,636 for the quarter ended June 30, 1999.

7.  Temporary Investments

    Temporary investments are currently held in a money market fund made up of U.S. Treasury obligations. As additional cash is realized from the liquidation of investments, temporary investments will also be comprised of U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

       RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                          June 30, 1999

8.  Investments

    The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
    Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a) (1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried on the Statement of Assets and Liabilities as of June 30, 1999 at fair value, as determined in good faith by the Investment Adviser. The securities held by the Fund are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition. The investments held by the Fund are convertible into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration, although the Fund may be entitled to demand registrations and other registration rights which vary from investment to investment. The preferred stock positions often have call options, usually commencing three years subsequent to issuance, at prices specified in the stock purchase agreements, and typically have a dividend right.

                        INVESTMENT VALUATION SUMMARY

                                                   CONVERSION       FAIR
                                           COST   OR FACE VALUE    VALUE
Bentley Pharmaceuticals, Inc.
12% Convertible Debenture                744,800   1,000,000      990,000
Common Stock                             791,229   1,635,300    1,618,947

Dexterity Surgical, Inc.
9% Convertible Debenture               1,500,000   1,523,438    1,508,204
8% Convertible Preferred Stock         1,000,000   1,015,626    1,005,470
Common Stock                             500,000     203,125      201,094

Display Technologies, Inc.
8.75% Convertible Debenture            1,750,000   1,750,000    1,750,000
Common Stock                             878,189     845,492      837,037
Warrants to purchase 105,000 shares          -0-         -0-          -0-

The Dwyer Group, Inc.
Common Stock                           1,966,632   1,307,813    1,294,735

eOriginal, Inc. (formerly Document
 Authentication Systems)
Bridge Loan                              219,250     219,250      219,250
5% Convertible Preferred Stock         1,500,000   1,500,000    1,500,000
Warrants to purchase 659 shares              165         165          165

Fortune Natural Resources Corp.
12% Convertible Debenture                350,000     350,000      350,000

Integrated Security Systems, Inc.
Demand Promissory Notes                  375,000     405,601      381,265
9% Convertible Debenture               2,084,101   2,254,170    2,133,955
Common Stock                             215,899     233,517      231,182
Warrants to purchase 689,299 shares        3,750      20,071       19,092

       RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                                June 30, 1999

8.    Investments (continued)

                        INVESTMENT VALUATION SUMMARY

                                                   CONVERSION       FAIR
                                          COST    OR FACE VALUE    VALUE
Interscience Computer Corporation
 Common Stock                          4,000,000     820,400      812,196
Warrants                                     -0-         -0-          -0-

Intile Designs, Inc.
Common Stock                             500,000      78,150       50,000

JAKKS Pacific, Inc.
Common Stock                           4,255,625  16,490,296   16,325,393

NewCare Health Corporation
8.5% Convertible Debenture             2,500,000   2,500,000    1,150,000
Options                                      -0-         -0-          -0-

Optical Security Group, Inc.
8% Convertible Debenture                 500,000     500,000      500,000

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture               2,500,000   2,500,000    2,500,000

Poore Brothers, Inc.
9% Convertible Debenture               1,718,094   1,932,856    1,816,885
Common Stock                             154,628     206,171      143,801
Warrants to purchase 25,000 shares           -0-       3,125        2,938

Simtek Corporation
9% Convertible Debenture                 750,000     750,000      750,000

TAVA Technologies, Inc.
Common Stock                           1,163,947   5,477,480    5,422,705

ThermoView Industries, Inc.
10% Convertible Preferred Stock          250,000     250,000      250,000
Common Stock                             250,000     308,594      240,078

Voice It Worldwide, Inc.
8% Convertible Debenture               2,450,000   2,450,000    1,470,000
Common Stock                           1,046,400     411,250      141,000
Warrants to purchase 500,000 shares          -0-         -0-          -0-
                                      ----------  ----------   ----------

                                      35,917,709  48,941,890   45,615,392
                                      ==========  ==========   ==========

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature. The fair value of debt of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

The following portfolio transactions are noted for the quarter ended June 30, 1999 (portfolio companies are herein referred to as the "Company"):

    Bentley Pharmaceuticals, Inc. (BNT) In the second quarter, the Fund purchased an additional 145,100 shares of the Company's common stock on the open market for $291,222, a cost basis of $2.01 per share.

    Dexterity Surgical, Inc. (DEXT) In the second quarter, the conversion prices on the Fund's convertible debenture and convertible preferred stock investments were reduced to $1.60 per share according to the automatic reset provisions of the respective investment agreements.

    In addition to the Fund's conversion price resets, Renaissance U.S. Growth and Income Trust PLC ("RUSGIT") also had the conversion prices on its convertible debenture and convertible preferred stock investments reset to $1.60 per share pursuant to the automatic reset provisions of the respective investment agreements.

    Display Technologies, Inc. (DTEK) In the second quarter of 1999, the Fund purchased an additional 93,200 shares of the Company's common stock on the open market for $378,189, a cost basis of $4.06 per share.

    Fortune Natural Resources Corporation (FPX) In the second quarter of 1999, the conversion price on the Fund's convertible debentures was reset to $0.3297 per share according to the provisions of the Convertible Debenture Agreements.

    In addition to the Fund's conversion price reset, RUSGIT also had the conversion price on its convertible debentures reset to $0.3297 per share pursuant to the provisions of the Convertible Debenture Agreement.

    Integrated Security Systems, Inc.   (IZZI)  In June 1999, the Company
completed the sale of its Golston subsidiary for $4.7 million. The Golston subsidiary represented part of the collateral securing the Fund's convertible debentures and convertible notes. The Company used $322,601 to repay the Fund for its March 8, 1999 bridge loan of $200,000 plus $122,601 in accrued interest and overdue advisory fees owed to the Fund.

    RUSGIT also had its bridge loan, accrued interest thereon, and overdue advisory fees repaid out of the Golston sale proceeds.

    Intile Designs, Inc. (IDESQ) In the second quarter of 1999, the Fund was advised that the Company had filed for bankruptcy protection pursuant to Chapter 11 of the Bankruptcy Code.

    JAKKS Pacific, Inc. (JAKK) In the second quarter of 1999, the Fund converted its entire convertible debenture investment into common stock of the Company at a rate of $5.75 per share. Also in the second quarter, the Fund sold 303,370 shares of the Company's common stock for total proceeds of $6,524,864.08, for a gain of $4,780,489.12. The average price on the second quarter sales of the Company's common stock was $21.51 per share. On July 1, 1999, the Fund converted its entire convertible preferred stock investment into shares of the Company's common stock at a rate of $8.95 per share.

    Subsequent to June 30, 1999, the Fund sold an additional 70,000 shares of the Company's common stock for total proceeds of $2,112,976.15, representing a gain of $1,710,476.22. The average sales price of shares sold after June 30, 1999 was $30.19 per share. Following the 70,000 share sale, the Fund owned 483,565 shares of the Company's common stock.

    NewCare Health Corp. (NWCA) In the second quarter, the Fund reset the conversion price on its convertible debentures to $0.8363 per share according to the automatic reset provisions of the Convertible Debenture Agreement.
Following the reset, the Company filed for bankruptcy. The Manager immediately placed a $1,350,000 reserve on the Fund's convertible debenture position in the Company which has been approved by the Board of Directors as of June 30, 1999. The reserves have been placed because the Company is in bankruptcy. This asset value may change as the bankruptcy proceeding progresses.
    In addition to the Fund's conversion price reset, RUSGIT also had the conversion price on its convertible debentures reset to $0.8363 per share pursuant to the automatic reset provisions of the Convertible Debenture Agreement. Additionally, RUSGIT placed a $1,350,000 reserve on its convertible debenture investment.

    Simtek Corporation (SRAM) In the quarter ended June 30, 1999, the Fund had the conversion price on its convertible debenture reset from $0.35 per share to $0.195 per share according to the automatic reset provisions of the Convertible Debenture Agreement.

    RUSGIT also had its convertible debenture conversion price reset to $0.195 according to the automatic reset provisions of its Convertible Debenture Agreement.

    TAVA Technologies, Inc. (TAVA) In the second quarter, the Fund exercised its warrants, enabling the Fund to purchase 25,000 shares of the Company's common stock at $1.50 per share. In addition, the Fund exercised option rights on 20,851 shares, which shares were purchased for a total of $l26,447, or $6.06 per share.

    On July 20, 1999, the Company announced the closing of the sale of the Company to Real Software for $8.00 per share. The total proceeds to the Fund as a result of the transaction were $5,700,144, representing a gain of $4,536,197.


(2)   Material Changes in Operations

    Net investment income of $33,718 for the quarter ended June 30, 1999, as compared to June 30, 1998, reflects a decrease of $197,361. This reported decrease is primarily attributable to a reserve taken of prior accrued income on the Voice It, Inc. portfolio investment along with a conversion of debt investments to common stock resulting in a decrease of current income. During the second quarter, the Fund experienced $1,190,168 of unrealized gains resulting from an increase in the fair value of its investments.

    Pending investment in portfolio investments, funds are invested in temporary cash accounts and in government securities. At June 30, 1999, all of these funds were held in a money market fund made up of U.S. Treasury obligations and temporary investments comprised of U.S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less.

    During the quarter ended June 30, 1999, the Registrant paid dividend distributions of income and capital gains to shareholders in the amount of $3,131,380, and accrued dividends payable to shareholders in the amount of $3,065,777.


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

                            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.


August 12, 1999                                    /S/
                            --------------------------------------------------
                            Russell Cleveland, President and Chairman

August 12, 1999                                   /S/
                            --------------------------------------------------
                            Barbe Butschek, Corp. Secretary and Treasurer