Form 10-Q
period 1999-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 1999-11-12
CIK 919567

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarterly period ended September 30, 1999

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to _________________

                     Commission File Number:  0-20671

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
            __________________________________________________
          (Exact name of registrant as specified in its charter)

                 Texas                        75-2533518
            __________________________________________________
          (State or other jurisdiction(I.R.S. Employer I.D. No.)
                    of incorporation or organization)

          8080 North Central Expressway, Dallas, Texas  75206-1857
          ________________________________________________________
             (Address of principal executive offices)(Zip Code)

                         214/891-8294
          ________________________________________________________
            (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X         No
                            _____     _____
 4,142,942 shares of common stock outstanding at September 30, 1999.

 The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                   Statement of Assets and Liabilities
                              (Unaudited)

                                Assets
                                         December 31, 1998 September 30, 1999
Cash                                           $ 2,573,144        $ 6,535,823
Accounts receivable                                361,374            242,842
Accounts receivable-brokerage                          -0-              5,355
Investments, at market value, cost of
 $36,828,731 and $36,220,712                    39,251,507         41,909,633
Organizational costs, net of accumulated
 amortization                                       83,820                -0-
Other assets                                        52,880             72,373
                                               -----------        -----------
                                               $42,322,725        $48,766,026
                                               ===========        ===========
                   Liabilities and Net Assets

Liabilities:
 Accounts payable - related parties           $    218,079        $ 1,643,168
 Accounts payable - trade                          214,100             37,685
 Dividends payable                                 414,845          1,484,137
                                               -----------        -----------
                                                   847,024          3,164,990
                                               -----------        -----------
Net Assets:
 Common stock, $1 par value;
  20,000,000 shares authorized;
  4,342,942 issued, 4,143,448
  and 4,142,942 outstanding                      4,342,942          4,342,942
 Additional paid-in capital                     36,258,896         36,258,896
 Treasury stock at cost,
   199,494 shares at December
   31, 1998 and 200,000 shares
   at September 30, 1999                        (1,661,439)        (1,665,219)
  Undistributed net investment income            2,535,302          6,664,417
                                               -----------        -----------
   Net assets                                   41,475,701         45,601,036
                                               -----------        -----------
                                               $42,322,725        $48,766,026
                                               ===========        ===========
   Net asset value per share                        $10.01             $11.01
                                                    ======             ======

See accompanying notes to financial statements.
              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                             Statement of Operations

                                   (Unaudited)

                    Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,

                        1998            1999          1998            1999
                    -----------    ------------    -----------   ------------
Investment Income:

Interest            $   571,179    $    145,033    $ 1,755,956   $    960,521
Dividends                 7,994          26,301          7,994        341,198
Other investment
 income                  22,500         (27,361)       413,488        (27,064)
                    -----------     -----------    -----------   ------------
  Total investment
   income               601,673         143,973      2,177,438      1,274,655
                    -----------     -----------    -----------   ------------
Expenses:
Amortization             31,433               0         93,275         83,820
Bank charges              6,088           6,575         15,862         17,266
Directors' fees          11,500          15,500         50,000         43,500
Legal and
 professional            13,876          40,077         71,538         91,153
Management fees         170,261         229,104        627,979        674,956
Other                    27,852          41,494        128,607        179,954
                    -----------     -----------    -----------   ------------
  Total expenses        261,010         332,750        987,261      1,090,649
                    -----------     -----------    -----------   ------------
  Net investment
   income               340,663        (188,777)     1,190,177        184,006

Realized gain on
 investments                  0       5,430,972      2,504,583      9,255,363
Unrealized gain
 (loss) on
 investments         (9,763,815)     (4,008,753)    (5,264,079)     3,266,135
                    -----------     -----------    -----------    -----------
Net increase
 (decrease) in
 net assets
 resulting from
 operations         $(9,423,152)     $1,233,442    $(1,569,319)   $12,705,504
                    ===========      ==========    ===========    ===========

See accompanying notes to financial statements.
              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      Statement of Changes in Net Assets

                                   (Unaudited)

                   Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                       1998           1999          1998            1999
                   -----------    -----------   -----------     -----------
Increase
 (decrease) in
 net assets
 resulting from
 operations

Investment income
 - net             $   340,663    $  (188,777)   $ 1,190,177    $   184,006
Realized gain on
 investment                  0      5,430,972      2,504,583      9,255,363
Unrealized gain
 (loss) on
 investments        (9,763,815)    (4,008,753)    (5,264,079)     3,266,135
                   -----------    -----------    -----------    -----------
Net increase
 (decrease) in
 net assets
 resulting from
 operations         (9,423,152)     1,233,442     (1,569,319)    12,705,504

Distributions to
 shareholders         (424,763)    (5,178,677)    (3,739,378)    (8,576,389)
Cost of shares
 repurchased           (24,405)             0       (866,860)        (3,780)
                   -----------    -----------    -----------    -----------
Total increase
 (decrease)         (9,872,320)    (3,945,235)    (6,175,557)     4,125,335

Net assets
Beginning of
 period             48,194,123     49,546,271     44,497,360     41,475,701
                   -----------    -----------    -----------    -----------
End of period      $38,321,803    $45,601,036    $38,321,803    $45,601,036
                   ===========    ===========    ===========     ==========

See accompanying notes to financial statements.
             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                        Notes to Financial Statements
                             September 30, 1999

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

   B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared a $1.25 capital gain dividend which was payable August 31, 1999 to shareholders of record as of August 10, 1999. The ex-dividend date was August 6, 1999. This dividend was from gains made on the sale of part of the Fund's common stock position in JAKKS Pacific, Inc. and the closing of the purchase of TAVA Technologies, Inc. by Real Software, Inc. for $8.00 per share.

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

4. Investment Advisory Agreement

   The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net
       RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                  Notes to Financial Statements (Continued)
                             September 30, 1999

4. Investment Advisory Agreement (continued)

   Assets each quarter. The Fund accrued a liability of $229,104 for such operational management fees performed during the quarter ended September 30, 1999.

   In addition, the Fund has agreed to pay the Investment Adviser an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on a quarterly basis. In the third quarter, the Fund realized capital gains of $6,788,716 on the sale of 90,000 shares of JAKKS Pacific, Inc. common stock and the sale of the fund's entire investment in TAVA Technologies, Inc. The gain is shown on the accompanying statement of operations net of the $1,357,744 management incentive fee payable to the Investment Adviser.

5. Capital Share Transactions

   As of September 30, 1999 there were 20,000,000 shares of $1 par value capital stock authorized, 4,342,942 shares issued, 4,142,942 shares outstanding, and additional paid-in capital aggregating $38,936,619.

  Year-to-date transactions in capital stock are as follows:

                                               Shares        Amount
Balance December 31, 1998                    4,143,448    $38,940,399
Shares repurchased                                (506)        (3,780)
                                             ---------    -----------
Balance September 30, 1999                   4,142,942    $38,936,619

6. Related Party Transactions

   The Investment Adviser is reimbursed by the Fund for certain administrative
   expenses under the Investment Advisory Agreement.   Such expenses were
   $25,513 for the quarter ended September 30, 1999.

7. Temporary Investments

   Temporary investments are currently held in a money market fund made up of U.S. Treasury obligations and in U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

8. Investments

   The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
   Section 2(a) (46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a) (1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets must be invested in Eligible Portfolio Companies. These stocks are carried

      RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
           Notes to Financial Statements (Continued)
                      September 30, 1999

8. Investments (continued)

   on the Statement of Assets and Liabilities as of September 30, 1999 at fair value, as determined in good faith by the Investment Adviser. Some securities held by the Fund are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition. Some investments held by the Fund are convertible into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded but is not otherwise restricted. The Fund generally may register and sell such securities at any time with the Fund paying the costs of registration, although the Fund may be entitled to demand registrations and other registration rights which vary from investment to investment. The preferred stock positions often have call options, usually commencing three years subsequent to issuance, at prices specified in the stock purchase agreements, and typically have a dividend right.

                        INVESTMENT VALUATION SUMMARY

                                                     CONVERSION       FAIR
                                            COST    OR FACE VALUE    VALUE
Bentley Pharmaceuticals, Inc.
12% Convertible Debenture                 744,800    1,040,000    1,029,600
Common Stock                              791,229    1,635,300    1,618,947

Dexterity Surgical, Inc.
9% Convertible Debenture                1,500,000    1,500,000    1,500,000
8% Convertible Preferred Stock          1,000,000      890,626      890,626
Common Stock                              500,000      148,438      146,954

Display Technologies, Inc.
8.75% Convertible Debenture             1,750,000    1,750,000    1,750,000
5.25% Convertible Preferred               500,000      500,000      500,000
Common Stock                              878,189      764,969      757,320
Warrants to purchase 105,000 shares           -0-          -0-          -0-
Warrants to purchase 15,000 shares            -0-          -0-          -0-

The Dwyer Group, Inc.
Common Stock                            1,966,632    1,687,500    1,670,625

eOriginal, Inc.
5% Convertible Preferred Stock          1,738,700    1,738,700    1,738,700
Warrants to purchase 659 shares               165          165          165

Fortune Natural Resources Corp.
12% Convertible Debenture                 350,000      464,437      459,793

Grand Adventures Tour & Travel
 Publishing Corp.
10% Convertible Debenture                 350,000      350,000      350,000

Integrated Security Systems, Inc.
Promissory Note                           115,000      115,000      115,000
Convertible Promissory Note               375,000      375,000      375,000
9% Convertible Debenture                2,084,101    2,084,101    2,084,101
Common Stock                              215,899      184,831      182,983
Warrants to purchase 689,299 shares         3,750        3,750        3,750

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                  Notes to Financial Statements (Continued)
                             September 30, 1999

8. Investments (continued)

                        INVESTMENT VALUATION SUMMARY

                                                      CONVERSION       FAIR
                                            COST     OR FACE VALUE    VALUE
Interscience Computer Corporation
8% Promissory Note                         500,000      500,000      500,000
Common Stock                             4,000,000    1,312,500    1,299,375
Warrants to purchase 500,000 shares            -0-          -0-          -0-
Warrants to purchase 250,000 shares            -0-       62,500        8,750

Intile Designs, Inc.
Common Stock                               500,000       31,250       31,250

JAKKS Pacific, Inc.
Common Stock                             3,738,125    17,383,688  17,209,850

NewCare Health Corporation
8.5% Convertible Debenture               2,500,000     2,500,000     250,000
Options                                        -0-            -0-        -0-

Optical Security Group, Inc.
8% Convertible Debenture                   500,000       500,000     500,000

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture                 2,500,000     2,500,000   2,500,000

Poore Brothers, Inc.
9% Convertible Debenture                 1,718,094     2,147,618   2,018,761
Common Stock                               154,628       229,079     165,334
Warrants to purchase 25,000 shares             -0-         6,250       5,875

RailAmerica, Inc.
6% Convertible Debenture                   500,000       500,000     500,000
Warrants to purchase 15,000 shares             -0-           -0-         -0-

Simtek Corporation
9% Convertible Debenture                   750,000       750,000     750,000

ThermoView Industries, Inc.
10% Convertible Preferred Stock            250,000       150,000     150,000
Common Stock                               250,000       156,250      96,874

Voice It Worldwide, Inc.
8% Convertible Debenture                 2,450,000     2,450,000     750,000
Common Stock                             1,046,400       440,672         -0-
Warrants to purchase 500,000 shares            -0-           -0-         -0-
                                        ----------    ----------  ----------

                                        36,220,712    46,852,624  41,909,633
                                        ==========    ==========  ==========

The fair value of debt securities and preferred securities convertible into common stock is the sum of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of preferred securities without regard to conversion features is determined on the basis of the terms of the preferred security, its dividend, and its liquidation and redemption rights. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

The following portfolio transactions are noted for the quarter ended September 30, 1999 (portfolio companies are herein referred to as the "Company"):

    Display Technologies, Inc. (DTEK) In the third quarter of 1999, the Fund invested an additional $500,000 into the Company by purchasing 5,000 shares of the Company's Series A Cumulative Convertible Preferred Stock (the "Preferred"). The Preferred pays dividends at a rate of 5.25% per year from July 30, 1999, the date the Preferred was issued, which are payable quarterly on the last day of March, June, September, and December of each year commencing on the first such dividend payment following the issuance. The Preferred is convertible into common stock of the Company at the rate of $3.50 per share, subject to downward adjustments in the event the Company issues, sells, distributes, or otherwise transfers shares of its common stock, other than the result of exercise of options, warrants, or conversion rights outstanding on the original issuance date, for a consideration per share less than the conversion price in effect immediately prior to such issuance. The Preferred has a liquidation preference equal to 100% of the dollar amount invested by the Fund, has voting rights equal to the number of whole shares of common stock into which the Preferred is convertible at the conversion price then in effect, and further entitles the Preferred Shareholders to vote as a single class. The Preferred shall be redeemed on the fifth anniversary date of issuance or in the event of a "default" as defined in the Certificate of Designation of Series A Preferred Stock. Finally, the preferred will automatically be converted into the Company's common stock at the then prevailing conversion price if the closing price for the Company's common stock for a period of twenty consecutive trading days following the second anniversary of the original issuance date exceeds
200% of the conversion price then in effect.

    As additional consideration for the Fund's agreement to invest in the Preferred, the Fund received warrants to purchase 15,000 shares of the Company's common stock at $3.50 on or before July 30, 2004.

    In addition to the Fund's investment in the Series A Cumulative Convertible Preferred Stock and warrants of the Company, Renaissance US Growth and Income Trust PLC ("RUSGIT") also invested $500,000 into the Series A Cumulative Convertible Preferred Stock and warrants to purchase 15,000 shares of the Company's common stock under the same terms and conditions as the Fund.

    eOriginal, Inc. (Private) In the second quarter, the Company raised sufficient equity capital allowing it to force the Fund to convert its $219,250 Bridge Loan plus $19,450 in accrued interest into the Company's Series B-1 Preferred Stock.

    In addition to the conversion of the Fund's Bridge Note into Series B-1 Preferred, the Bridge Note and accrued interest of RUSGIT was converted into Series B-1 Preferred Stock of the Company.

    Grand Adventures Tour and Travel Publishing Corp. (GATT) In the third quarter, the Fund invested $350,000 into the Convertible Debentures of the Company. The Debentures accrue interest at 10% payable quarterly and mature on the fourth anniversary of the date of the initial closing. The Debentures are convertible into the Company's common stock at $2.65 per share for any portion of the debentures the Fund converts on or before September 21, 2000.
For any portion of the debentures converted after September 21, 2000, the Fund's conversion price is $2.50 per share. The debentures are redeemable by the Company at any time after the later of one year from the date of the initial closing or the first day after which, at the close of the trading on the ten preceding days, the per share "bid" price is at least $7. The Debentures offer its holders demand and piggyback registration rights, with demand rights only being available if a majority of holders of Debentures file the requisite registration statement, and also contain some standard anti-dilution provisions.

    In addition to the Fund's investment in the Convertible Debentures of the Company, RUSGIT also invested $400,000 in the Company's Convertible Debentures under the same terms and conditions as the Fund's investment.


    Integrated Security Systems, Inc.   (IZZI)  In the third quarter, the Fund
advanced $115,000 to the Company pursuant to a 9% Promissory Note. The principal balance and all accrued unpaid interest on the Note is due and payable on or before May 12, 2000 and the Note is secured by the assets of the Company and its subsidiaries, which security is subordinated to the Company's credit facility with the Frost National Bank.

    Subsequent to September 30, 1999, the Fund advanced an additional $150,000 to the Company to purchase 7,500 shares of its Series D Cumulative Convertible Preferred Stock (the "Preferred"). The Preferred accrues dividends cumulatively at a rate of 9% to be paid at four equal quarterly installments on December 31, March 31, June 30, and September 30, beginning with December 31, 1999, and entitles the holder to voting privileges equal to one vote for each share of common stock into which the Preferred is convertible. The Preferred converts into common stock at a rate $0.80 per share, is redeemable by the Company at its option at any time on or after November 15, 2004, and carries a liquidation preference equal to 100% of the dollar amount invested by the Fund. As additional consideration for the Fund's investment in the Preferred Stock, the Fund received warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share on or before October 11, 2004.


    RUSGIT also invested $115,000 pursuant to a 9% Promissory Note in the third quarter. In addition, RUSGIT purchased $150,000 of the Company's Series D Cumulative Convertible Preferred Stock and received warrants to purchase 125,000 shares. All of these investments were made by RUSGIT under the same terms and conditions as the Fund's investments.

    Interscience Computer Corp. (IEIC) In the third quarter, the Fund advanced the Company $500,000 pursuant to an 8% Promissory Note which matures October 31, 2000. The Note is secured by the assets of the Company and is subordinated only to the Company's senior lender. As additional consideration for advancing the Company money, the Fund received warrants to purchase 250,000 shares of IEIC common at $0.50 per share on or before July 3, 2001.

    JAKKS Pacific, Inc. (JAKK) In the third quarter, the Fund sold 90,000 shares of common stock resulting in proceeds of $2,770,018.44, or $30.78 per share, representing a gain of $2,252,518.44. At September 30, 1999, the Fund still owned 463,565 shares having a cost basis of $3,738,125.13. Also in the third quarter, the Fund converted its entire preferred stock investment having a cost basis of $3,000,000 into 335,195 shares of the Company's common stock, a rate of $8.95 per share.

    NewCare Health Corp. (NWCAQ) In the third quarter, the Fund took additional reserves on its investment in the Company, reducing its valuation to $250,000 at September 30, 1999. The Company is in bankruptcy.

    Play By Play Toys & Novelties, Inc.  (PBYP)   Subsequent to September 30,
1999, the Company closed on a refinance of its senior lending facility and simultaneously restructured the terms of the Fund's Convertible Debentures. As a result of the refinancing, the Fund amended its Convertible Debentures so that interest now accrues at 10.5% and the maturity of the Debentures is now
December 31, 2000. In addition, the Fund was granted security interests in all the assets of the Company and its subsidiaries and had the conversion price on the Debentures reset to equal the lesser of (a) $16.00 per share and (b) the greater of (i) $6.00 per share and (ii) the average closing price of the common stock for the trading days included in the thirty day period beginning on the date following the date of the closing of the refinance. Further, a second reset will occur if the Debentures are not redeemed in full on or before December 31, 2000. As consideration for the restructuring of the Fund's Debentures, the Fund agreed to waive the Company's default position and restructure covenants contained in the Debentures.


    Poore Brothers, Inc. (SNAK)   Subsequent to September 30, 1999, the Company
changed its trading symbol from POOR to SNAK.

    RailAmerica, Inc.  (RAIL)   In the quarter ended September 30, 1999, the
Fund invested $500,000 in Convertible Debentures of RailAmerica, Inc. The Debentures bear interest at 6%, are due and payable on or before July 31, 2004, and are convertible into the Company's common stock at $10 per share, which conversion price is subject to certain anti-dilution provisions. The Company may, at its option, redeem the outstanding principal amount of the Debentures in whole or in part if the closing price per share of common stock as reported on the NASDAQ National Market is above 200% of the conversion price for ten consecutive trading days, subject to adjustment as set forth in the Convertible Debenture Agreement. As additional consideration for the Fund's investment, the Company granted the Fund warrants to purchase 15,000 shares of the Company's common stock at $10.50 per share on or before August 5, 2004.

    In addition to the Fund's investment, RUSGIT also invested $500,000 into the subordinated Convertible Debentures of the Company and also received warrants to purchase 15,000 shares of the Company's common stock, which investments were made under the same terms and conditions as the Fund's investment.

    Voice It Worldwide, Inc.   (MEMOQ)   In the third quarter, the Fund took
additional reserves on its investments in the Company and reduced the fair value of all its investments to $750,000 at September 30, 1999. The Company is in bankruptcy.


(2)   Material Changes in Operations

    The Fund had a net investment loss of $188,777 for the quarter ended September 30, 1999, in comparison to net investment income of $340,663 booked by the Fund in the third quarter ended September 30, 1998, a decrease of $529,440. This decrease is primarily attributable to a reserve taken of prior accrued income on the Voice It Worldwide, Inc. and the NewCare Health, Inc. portfolio investments along with a conversion of debt instruments to common stock resulting in a decrease of current income. During the third quarter, the Fund experienced $4,008,753 of unrealized losses resulting from a decrease in the fair value of its investments.

During the quarter ended September 30, 1999, the Registrant paid capital gains dividends to shareholders in the amount of $302,896, which represent the dividend payable from the previous quarter. The Registrant also accrued a capital gains dividend payable to shareholders in the amount of $5,178,677, of which $3,694,540 has been paid to shareholders, and $1,484,137 is being used to purchase Fund shares pursuant to the Dividend Reinvestment Plan.


(2)   Year 2000

    Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Investment Advisor has taken steps to review and modify its computer systems as necessary and is prepared for the Year 2000. In addition, the Fund has inquired of its major service providers as well as its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. The majority of all providers and portfolio companies have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers, or companies in which the Fund has an investment, fail to process this type of information properly, that could have a negative impact on the Fund's operations and the services provided to the Fund's stockholders. It is anticipated that the Fund will incur no material expenses related to the Year 2000 issues.

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

November 15, 1999                          /S/
                           __________________________________________________
                           Russell Cleveland, President and Chairman

November 15, 1999                         /S/
                           __________________________________________________
                           Barbe Butschek, Corp. Secretary and Treasurer