Form 10-K
period 1999-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2000-03-31
CIK 919567

Securities and Exchange Commission
                          Washington, D. C. 20549

                                 Form 10-K

Mark One
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1999 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission File No. 33-75758

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
           (Exact name of Registrant as specified in its charter)

                 Texas                                75-2533518
(State of incorporation or organizations) (I.R.S. Employer Identification No.)

Suite 210, LB 59, 8080 North Central Expressway, Dallas, Texas        75206
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes(X)          No( )

     Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. (X)

     As of March 29, 2000 there were 4,142,942 shares of Registrant's stock outstanding. The aggregate market value of the stock held by non-affiliates, based on the closing price of such stock as of March 29, 2000 was $56,333,684. 224,077 shares of stock held by affiliates were valued at $3,221,107.

     Documents Incorporated by Reference: Certain portions of the Registrant's Definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held on May 19, 2000 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

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

Item 1. Business.

GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital Growth & Income Fund III, Inc. (sometimes referred to as the "Fund" or the "Registrant") is a Texas corporation formed January 20, 1994 that has elected to operate as a Business Development Company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Through December 31, 1999, the Fund has raised $41,489,500 through capital contributions and the public sale of its common stock, par value $1.00 per share.

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

     From inception through December 31, 1999 the Fund had made investments in twenty five (25) different portfolio companies having an aggregate cost of $50,840,461. The Fund had active investments in twenty (20) portfolio companies at December 31, 1999, and is seeking additional investment opportunities.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Fund has no concentrated industry segments. The Fund does not contemplate specializing in any particular industry but instead anticipates allocating its investments to a variety of industries.

NARRATIVE DESCRIPTION OF THE BUSINESS

     The Fund, as a Business Development Company, is engaged primarily in investments in convertible securities of small and medium sized public companies.

     Under the provisions of the 1940 Act, a Business Development Company is to invest 70% or more of its funds in "eligible portfolio investments," such being generally defined as direct placements to "eligible portfolio companies" and temporary investments in "cash items" pending other investments. Under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in "Other Investments," or "non-eligible investments," that is, investments that do not qualify as "eligible portfolio investments." In the event the Fund has less than 70% of its assets in eligible portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold.

     Pending investment in convertible securities of eligible Portfolio Companies or other investments as provided under the 1940 Act, the Registrant's funds are invested in "Short-term Investments" consisting primarily of U.S. Government and agency debt.

     At December 31, 1999, the Fund's investment assets were classified by amount as follows:

                                                              Percentage
               Classification                    Value      Of Investments
               --------------                    -----      --------------
       Eligible Portfolio Investments         $36,675,064        79%
        (including cash and cash
        equivalents)
       Other Portfolio Investments            $ 9,757,278        21%
                                              -----------
                                              $46,432,342

INVESTMENT OBJECTIVES

     The investment objective of the Fund is to provide its shareholders with both current income and long-term capital appreciation.

     The Fund seeks to provide current cash returns to shareholders through a quarterly dividend of current investment interest income while providing opportunities for capital gains appreciation through the appreciation in the value of the Fund's securities.

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

GENERAL INVESTMENT POLICIES

     The Fund invests in Emerging Growth Company securities that are generally not available to the public and which typically require substantial financial commitment. An Emerging Growth Company is generally considered to have the following attributes: (1) either a publicly held company with a relatively small market capitalization or a privately held company; (2) an established operating history but of a limited period so as to not have fully developed its market potential for the product or services offered; and (3) a provider of new product or service that allows the company an opportunity for exceptional growth.

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

     In the event the Fund elects to participate as a member of the Portfolio Company's Board of Directors, either through advisory or full membership, the Fund's nominee to the board will generally be selected from among the officers of Renaissance Group. When, at the discretion of Renaissance Group, a suitable nominee is not available from among its officers, Renaissance Group will select, as alternate nominees, outside consultants who have prior experience as an independent outside director of a public company.

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

BUSINESS DEVELOPMENT COMPANY

A BDC:

    I. is a closed-end management company that generally makes 70% or more of its investments in "Eligible Portfolio Companies" and "cash items" pending other investment. Under the regulations established by the Securities and Exchange Commission (the "SEC") under the 1940 Act, only certain companies may qualify as "Eligible Portfolio Companies." To be an "Eligible Portfolio Company," the Company must satisfy the following:

         A. it must be organized under the laws of, and has its principal place of business in, any state or states;

         B. is neither an investment company as defined in Section 3 (other than a small business investment company which is licensed by the Small Business Administration to operate under the Small Business Investment Act of 1958 and which is a wholly-owned subsidiary of the business development company) nor a company which would be an investment company except for the exclusion from the definition of investment company in Section 3(c); and

         C.  satisfies one of the following:

             1. It does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under Section 7 of the Securities Exchange Act of 1934;

             2. It is controlled by a business development company, either alone or as part of a group acting together, and such business development company in fact exercises a controlling influence over the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of such eligible portfolio company;

             3. It has total assets of not more than $4,000,000, and capital and surplus (shareholders' equity less retained earnings) of not less than $2,000,000, except that the Commission may adjust such amounts by rule, regulation, or order to reflect changes in one or more generally accepted indices or other indicators for small businesses; or

             4. It meets such other criteria as the Commission may, by rule, establish as consistent with the public interest, the protection of investors, and the purposes fairly intended by the policy and provisions of this title.

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

     On September 19, 1996, the Fund and the Investment Advisor filed their Application for an order pursuant to Sections 6(c) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 thereunder authorizing certain joint transactions otherwise prohibited by Section 57(a)(4) of the Act requesting an order from the SEC permitting the Fund to co-invest with companies that are affiliated with the Investment Advisor, including Renaissance US Growth and Income Trust PLC ("RUSGIT" or "Advisor Affiliate"). The order was granted on December 30, 1996.

     In order for the Fund and the Advisor Affiliate (together referred to as the "Funds") to make co-investments in the same entity, the following conditions apply:

     A. the Investment Advisor will determine if the investment is eligible for investment by the Funds;

     B. the Investment Advisor will determine an appropriate amount that the Funds should invest;

     C. the Investment Advisor will distribute written information, including the amount of the proposed investment, concerning all co-investment opportunities to the Board of Directors of both the Fund and RUSGIT. The Fund will co-invest only if a required majority of the Fund's Independent Directors conclude, prior to the acquisition of the investment, that the investment should be made;

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

     At the Annual Shareholders' Meeting for the Fund held in May 1999, the shareholders approved certain amendments to the Investment Advisory Agreement. First, in an effort to correct inconsistencies between the language of the original Fund Prospectus dated May 25, 1994 and the Investment Advisory Agreement, certain language of the Investment Advisory Agreement was deleted so that the annual management fee would be determined and payable quarterly throughout the term of the Investment Advisory Agreement. Second, an amendment was made to the Agreement allowing the incentive fee to be accrued and paid on a quarterly basis in an effort to better reflect the operating results and financial position of the Fund on a quarterly basis.

     Investment advisory agreements are further subject to the 1940 Act, which requires that the agreement, in addition to having to be initially ratified by a majority of the outstanding shares, shall precisely describe all compensation to be paid, shall be approved annually by a majority vote of the Board of Directors, may be terminated without penalty on not more than 60 days notice by a vote of a majority of the outstanding shares, and shall terminate automatically in the event of assignment. The Board of Directors has determined that the Investment Advisory Agreement shall constitute the Fund's advisory agreements and at all times be construed so as to comply with the Advisers Act and the 1940 Act.

FUND PORTFOLIO INVESTMENTS

     At December 31, 1999 the Fund had active investments in twenty (20) Portfolio Companies.

Bentley Pharmaceuticals, Inc. (BNT)

     In the second quarter of 1999, the Fund purchased an additional 145,100 shares of the Company's common stock on the open market for $291,229, a cost basis of $2.01 per share.

     Bentley Pharmaceuticals, Inc. is an emerging international pharmaceutical company focused on improving drugs through new drug delivery technologies and commercializing such drugs in the U.S. and other major markets. Bentley also manufactures and markets pharmaceutical products in Spain for the treatment of cardiovascular, gastrointestinal, neurological, infectious and other diseases.

     At December 31, 1999, the Fund owned 545,100 shares of the Company's common stock and also owned 800 units, having a stated value of $1,000 per unit, of the Company's 12% Convertible Senior Subordinated Debentures due February 2006. The debentures are unsecured and are convertible into shares of common stock of the Company at $2.50 per share entitling the Fund to 320,000 shares upon full conversion. Interest is payable quarterly. The Fund's cost basis in the debentures is $744,800.

Communications World International, Inc.  (CWII)

     In the fourth quarter of 1999, the Fund invested $252,000 into a Subordinated Convertible Promissory Note and warrants to purchase 100,000 shares of the Company's common stock. The Convertible Promissory Note has a cost basis of $250,000, accrues interest at 8%, is unsecured, and matures on the earlier to occur of September 30, 2002, or receipt by the Company of gross cash proceeds from an equity financing in excess of $4,000,000, or the completion of a merger of the Company into another company in which the Company shareholders receive a minimum of $10,000,000. The Note is convertible into the Company's common stock at $1.50 per share, and contains standard anti-dilution provisions which protect the Fund in the event that common stock is issued by the Company for a price per share below the conversion price, or where the common stock issuable upon conversion of the Note is changed into the same or different number of shares of any other classes of stock by capital reorganization, reclassification, or otherwise. The Company is entitled to pay the principal amount of the note without penalty at any time upon sixty days prior notice to the Fund so long as the average closing price of the common stock for the thirty trading days prior to the notice is $3.75 and a registration statement is in effect covering the resale of the underlying shares of common stock. The Fund is entitled to limited shelf registration rights, and the Company has a duty to use "best efforts" to register the Fund's underlying shares once a conversion is effectuated.

     In addition to the Fund's investment in the Subordinated Convertible Promissory Note, the Fund also received warrants to purchase 100,000 shares of the Company's common stock, which have a cost basis of $2,000. The warrants are exercisable at $0.60 per share at any time on or before September 30, 2004. The conversion right is protected by anti-dilution provisions, and the warrants also contain piggyback and other registration rights. Further, the warrants are subject to redemption in the event the current market price of a single share of common stock exceeds $6.00 for a period of at least ten consecutive trading days proceeding a notice by the Company of redemption, which redemption right may not be exercised by the Company prior to November 15, 2000.

     Communications World International, Inc. provides integrated voice and data solutions to 50,000 businesses through a nationwide network of 64 dealers, 4 company-owned locations, and a national accounts division. The Company is positioned in the market between AT&T and the Bell Operating Companies on one end, and the more than ten thousand small interconnect product providers across the United States on the other end.

     Renaissance US Growth and Income Trust PLC ("RUSGIT") also invested in a Subordinated Convertible Promissory Note and warrants of the Company. RUSGIT purchased $500,000 worth of the Notes and warrants to purchase 200,000 shares of the Company's common stock. Although the value of RUSGIT's investment and the number of warrants purchased by RUSGIT exceeded that of the Fund, the investments by RUSGIT were otherwise made under the same terms and conditions as the Fund's investments.

Dexterity Surgical, Inc.  (formerly LifeQuest Medical, Inc.)   (DEXT)

     In March, 1999, the Company changed its name from LifeQuest Medical, Inc. to Dexterity Surgical, Inc. and also changed its trading symbol from LQMD to DEXT. The Company continues to trade on the NASDAQ Small Cap Market. In the second quarter of 1999, the conversion prices on the Fund's convertible debenture and convertible preferred stock investments were reduced to $1.60 per share according to the automatic reset provisions of the respective investment agreements.

     In addition to the Fund's conversion price resets, RUSGIT also had the conversion prices on its convertible debenture and convertible preferred stock investments reset to $1.60 per share pursuant to the automatic reset provisions of the respective investment agreements.

     The Company is engaged in the development, manufacture, and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery.

     At December 31, 1999, the Fund owned $1,500,000 of the Company's 9% Convertible Debentures having a conversion price of $1.60 per share which are secured by all of the assets of the parent and its subsidiary but which security is subordinate to certain senior lenders. The debentures have mandatory monthly principal installments beginning December 19, 2000 which installments continue on the first day of each successive month thereafter prior to maturity on December 19, 2004. In addition to the debentures, the Fund owns $1,000,000 of the Company's Series A Cumulative Convertible Preferred Stock, which has an 8% cumulative dividend, is payable quarterly, is convertible into the Company's common stock at $1.60 per share, and has a liquidation preference equal to 100% of the dollar amount invested by the Fund in the preferred shares. Finally, the Fund owns 125,000 shares of the Company's common stock which are restricted pursuant to Rule 144 of the Securities Act of 1933.

     In additional to the Fund's investments, at December 31, 1999, RUSGIT had invested $1,500,000 in Convertible Debentures of the Company, $1,000,000 in the Company's Series A Cumulative Convertible Preferred Stock, and owned 125,000 of the Company's common stock. The investments by RUSGIT were made under the same terms and conditions as the Fund's investments.

Display Technologies, Inc.   (DTEK)

      In the second quarter of 1999, the Fund purchased an additional 93,200 shares of the Company's common stock on the open market for $378,189, a cost basis of $4.06 per share. In the third quarter of 1999, the Fund invested an additional $500,000 into the Company by purchasing 5,000 shares of the Company's Series A Cumulative Convertible Preferred Stock (the "Preferred"). The Preferred pays dividends at a rate of 5.25% per year from July 30, 1999, the date the Preferred was issued, which are payable quarterly on the last day of March, June, September, and December of each year commencing on the first such dividend payment following the issuance. The Preferred was initially convertible into common stock of the Company at the rate of $3.50 per share, subject to downward adjustments in the event the Company issues, sells, distributes, or otherwise transfers shares of its common stock, other than the result of exercise of options, warrants, or conversion rights outstanding on the original issuance date, for a consideration per share less than the conversion price in effect immediately prior to such issuance. The conversion price was reset to $3.33 per share subsequent to the Fund's investment, as discussed below. The Preferred has a liquidation preference equal to 100% of the dollar amount invested by the Fund, has voting rights equal to the number of whole shares of common stock into which the Preferred is convertible at the conversion price then in effect, and further entitles the Preferred Shareholders to vote as a single class. The Preferred shall be redeemed on the fifth anniversary date of issuance or in the event of a "default" as defined in the Certificate of Designation of Series A Preferred Stock. Finally, the preferred will automatically be converted into the Company's common stock at the then prevailing conversion price if the closing price for the Company's common stock for a period of twenty consecutive trading days following the second anniversary of the original issuance date exceeds 200% of the conversion price then in effect. As additional consideration for the Fund's agreement to invest in the Preferred, the Fund received warrants to purchase 15,000 shares of the Company's common stock at $3.50 on or before July 30, 2004. The warrant exercise price was also adjusted downward subsequent to the Fund's investment (see below).

     Display Technologies, Inc., through its subsidiaries, designs, manufactures, installs, and services hi-tech electronic computer-driven video displays, message centers, scoreboards, and business identity signs, and also manufactures a line of compressed air filter products. The Company has customers in the entertainment, institutional, sports, retail, banking, billboard, and outdoor media industries.

     Effective December 3, 1999, the Company effected a 5% stock dividend for all holders of Display Technologies common stock, which not only affected the Fund's common stock positions, but also impacted conversion and exercise prices on the Fund's Convertible Debentures, preferred stock instruments, and stock purchase warrants pursuant to the anti-dilution provisions of the respective investment instruments. The conversion price on the Fund's Convertible Debentures was reduced from $4.52 per share to $4.31 per share; the conversion price on the Fund's preferred stock position was reduced from $3.50 per share to $3.33 per share; the exercise price on the March 2, 1998 warrants was adjusted to $3.92 per share thereby entitling the Fund to 110,250 shares; and the exercise price on the Fund's July 30, 1999 stock purchase warrant was adjusted to $3.33 per share thereby entitling the Fund to a total of 31,500 shares of the Company's common stock. The stock dividend also increased the Fund's common stock holdings to 266,414 shares.

     At December 31, 1999, the Fund had $1,750,000 in the Company's 8.75% Convertible Debentures, $500,000 worth of Cumulative Convertible Series A Preferred Stock, 127,604 shares of common stock obtained in the Fund's initial private placement, 138,810 shares of the Company's common stock purchased on the open market, warrants to purchase 110,250 shares of common stock at $3.92 on or before March 2, 2003, and warrants to purchase 15,750 shares of the Company's common stock at $3.33 on or before July 30, 2004.

     The Fund's debentures mature March 2, 2005 and have mandatory monthly principal repayments beginning March 2, 2001. The debentures are secured by the assets of the Company and are guaranteed by each of the Company's subsidiaries. All of the Fund's debenture, preferred stock, and warrant positions have anti-dilution provisions and certain registration rights.

     At December 31, 1999, RUSGIT had investments in the Company identical to the Fund, with the only exception being that RUSGIT had only purchased 138,075 shares of the Company's common stock on the open market.

Dwyer Group, Inc.  (DWYR)

     The Dwyer Group, Inc. currently supports over 800 franchises in the United States and Canada and approximately 200 franchises in twenty-four other countries. The franchises deliver repair, installation and maintenance services to both residential and commercial consumers under the concepts Mr. Rooter (R), Rainbow International (R), Glass Doctor (R), Mr. Electric (R), Mr. Appliance
(R), and Aire Serv (R).

     At December 31, 1999, the Fund owned 675,000 shares of the Company's common stock having a cost basis of $1,966,632.

eOriginal, Inc.  (formerly Document Authentication Systems, Inc.)  (Private)

     In the third quarter, the Company raised sufficient equity capital allowing it to require the Fund to convert its $219,250 Bridge Loan plus $19,450 in accrued interest into the Company's Series B-1 Preferred Stock. The Series B-1 Preferred Stock has a stated value of $220 per share, entitles the Fund to a 5% cumulative dividend, has a liquidation preference equal to 100% of the dollar amount invested by the Fund, entitles the Fund to voting rights as a class of Series A and Series B Preferred Shareholders, has an automatic conversion provision requiring the Fund to convert the shares upon the occurrence of a qualified initial public offering, contains anti-dilution provisions, and allows the Company to redeem the Fund's Series B-1 Preferred share position at any time after December 31, 2002 for an amount equal to 125% of the liquidation preference for the Series B-1 Preferred Stock.

     Effective October 29, 1999, the Fund advanced the Company $154,000 to purchase an outstanding Promissory Note plus accrued interest which was then simultaneously converted into 700 shares of the Company's Series B-1 Preferred Stock.

     eOriginal, Inc. has a patented process that provides businesses with a paperless service for conducting business-to-business transactions over the Internet.

     At December 31, 1999, the Fund owned 1,785 shares of the Series B-1 Convertible Preferred Stock having a cost basis of $392,700, 6,000 shares of the Company's Series A Preferred Stock having a cost basis of $1,500,000, and warrants to purchase 659 shares of the Company's common stock at $169.75, which warrants have a cost basis of $165. The Series A Preferred Stock entitles the Fund to a 5% cumulative dividend as well as voting rights and a liquidation preference equal to 100% of the dollar amount invested by the Fund. Like the Series B-1 Preferred Stock, the Series A entitles the Fund to voting rights, contains anti-dilution provisions, provides for automatic conversion into the Company's common stock in the event of a qualified initial public offering, and may be redeemed by the Company at any time after December 31, 2000 in an amount equal to 125% of the Fund's liquidation preference on the Series A Preferred Stock. The warrants are exercisable on or before September 15, 2003 and contain anti-dilution provisions and certain registration rights.

     Subsequent to December 31, 1999, the Fund invested an additional $107,280 to purchase 447 shares of the Company's Series B-3 Cumulative Convertible Preferred Stock. The Series B-3 Preferred Stock has substantially the same terms as the Series B-1 Preferred Stock except its stated value is $240 per share.

     In addition to the conversion of the Fund's Bridge Note into Series B-1 Preferred, the Bridge Note and accrued interest of RUSGIT was converted into Series B-1 Preferred Stock of the Company. At December 31, 1999, RUSGIT owned 1,786 shares of the Company's Series B-1 Cumulative Convertible Preferred Stock, 6,000 shares of the Company's Series A Cumulative Convertible Preferred Stock, and warrants to purchase 659 shares of the Company's common stock having a cost basis of $165. Additionally, subsequent to December 31, 1999, RUSGIT invested an additional $107,040 to purchase 446 shares of the Company's Series B-3 Cumulative Convertible Preferred Stock.

Fortune Natural Resources Corporation (FPXA)

     In the second quarter of 1999, the conversion price on the Fund's convertible debentures was reset to approximately $0.33 per share according to the provisions of the Convertible Debenture and Loan Agreements.

     At December 31, 1999, the Fund owned $350,000 worth of Convertible Debentures which entitle the Fund to 1,061,728 shares upon full conversion, a rate of approximately $0.33 per share.

     Fortune Natural Resources Corporation is an independent public oil and gas company whose primary focus is exploration and development of domestic oil and gas properties located primarily in onshore and offshore areas of Louisiana and Texas.

     Subsequent to December 31, 1999, the Fund agreed to convert all of its Convertible Debentures into 1,061,728 shares of the Company's common stock. As additional consideration for the Fund's willingness to convert, it received one year's worth of future interest payments on the debentures paid in common stock of the Company at $0.75 per share, giving the Fund an additional 56,000 shares. Additionally, the Fund agreed to convert interest that had accrued on the debentures in January 2000 into common stock of the Company at a rate of $0.75 per share giving the Fund another 4,666 shares of common stock.

     Subsequent to December 31, 1999, the Fund agreed to invest an additional $150,000 to purchase 200,000 shares of the Company's common stock at $0.75 per share, and as additional consideration the Fund received warrants to purchase 200,000 shares of the Company's common stock on or before February 2003. Warrants on 100,000 shares are exercisable at $1.50 per share, while warrants on the second tranche of shares are exercisable at $2.25 per share. Following the Fund's conversion of debentures and follow-on investment in February 2000, the Fund owned 1,322,394 shares of the Company's common stock, and additionally had warrants to purchase an additional 200,000 shares.

      RUSGIT also participated in the conversion price reset that took place in the second quarter of 1999 and, subsequent to December 31, 1999, converted its debenture under identical terms and conditions as the Fund's conversion. RUSGIT also participated in the Company's February 2000 private placement and received a like number of shares and warrants as the Fund under identical terms and conditions as the Fund.

Grand Adventures Tour and Travel Publishing Corp.   (GATT)

     In the third quarter of 1999, the Fund invested $350,000 into the Convertible Debentures of the Company. The Debentures accrue interest at 10% payable quarterly and mature on the fourth anniversary of the date of the initial closing. The Debentures are convertible into the Company's common stock at $2.65 per share for any portion of the debentures the Fund converts on or before September 21, 2000. For any portion of the debentures converted after September 21, 2000, the Fund's conversion price is $2.50 per share. The debentures are redeemable by the Company at any time after the later of one year from the date of the initial closing or the first day after which, at the close of the trading on the ten preceding days, the per share "bid" price is at least $7. The debentures allow the Fund demand and piggyback registration rights, with demand rights only being available if a majority of holders of Debentures file the requisite registration statement, and also contain some standard anti-dilution provisions.

     In the fourth quarter of 1999, the Fund purchased 45,500 shares of the Company's common stock on the open market for $130,089, or approximately $2.86 per share.

     Grand Adventures is a supplier of leisure travel information and travel-related services to niche markets that have reaches through the publication of focused magazine titles and web sites. The Company publishes Interline Adventures, the premier travel magazine for airline employees, and Destination Weddings and Honeymoons Magazine. In addition, the Company operates AgentPerx.com, a web site dedicated to providing discount travel packages to travel agents for their own travel.

     In addition to the Fund's investment in the Convertible Debentures of the Company, RUSGIT also invested $400,000 in the Company's Convertible Debentures under the same terms and conditions as the Fund's investment. Also, RUSGIT purchased 45,500 shares of the Company's common stock on the open market for $130,089, or approximately $2.86 per share in the fourth quarter of 1999.

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

     On March 8, 1999, the Fund advanced the Company $200,000 pursuant to a 9% secured convertible promissory note due and payable within thirty days after demand by the Fund. The note was secured by all the assets of the Company and its subsidiaries and was convertible into the Company's common stock at $0.549 per share. As additional consideration for the loan, the Fund received warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004. In June 1999, the Company completed the sale of its Golston subsidiary for $4.7 million. The Golston subsidiary represented part of the collateral securing the Fund's convertible debentures and convertible notes. The Company used $322,601 to repay the Fund for its March 8, 1999 bridge loan of $200,000 plus $122,601 in accrued interest and overdue advisory fees owed to the Fund.

     In the third quarter of 1999, the Fund advanced $115,000 to the Company pursuant to a 9% Promissory Note. The principal balance and all accrued unpaid interest on the Note is due and payable on or before May 12, 2000 and the Note is secured by the assets of the Company and its subsidiaries, which security is subordinated to the Company's credit facility with the Frost National Bank.

     Effective October 15, 1999, the Fund purchased 7,500 shares of the Company's Series D Cumulative Convertible Preferred Stock (the "Preferred") for $150,000. The Preferred accrues dividends cumulatively at a rate of 9% to be paid on four equal quarterly installment dates of December 31, March 31, June 30, and September 30, beginning with December 31, 1999, and entitles the holder to voting privileges equal to one vote for each share of common stock into which the Preferred is convertible. The Preferred converts into common stock at a rate $0.80 per share, is redeemable by the Company at its option at any time on or after November 15, 2004, and carries a liquidation preference equal to 100% of the dollar amount invested by the Fund. As additional consideration for the Fund's investment in the Preferred Stock, the Fund received warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share on or before October 11, 2004.

     Integrated Security Systems, Inc. is a holding company which designs, develops, manufactures, sells and services commercial security and traffic control devices. In addition, the Company sells fully integrated turnkey security systems that control and monitor access to governmental, commercial and industrial sites.

     At December 31, 1999, the Fund owned the following: $490,000 in 9% Promissory Notes, of which $115,000 had no convertible feature and $375,000 was convertible into the Company's common stock at a rate of $0.549 per share; 9% Convertible Debentures having a cost of $2,084,101 and convertible into the Company's common stock at $0.549 per share; $150,000 of the Company's Series D Cumulative Convertible Preferred Stock convertible into common stock at a rate of $0.80 per share; 393,259 shares of the Company's common stock having a cost basis of $215,899; warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004; warrants to purchase 187,500 shares of the Company's common stock at $0.80 per share on or before October 1, 2003; warrants to purchase 125,000 shares of the Company's common stock at $0.80 per share on or before October 2, 2003; warrants to purchase 12,500 shares of the Company's common stock at $1.75 per share on or before November 17, 2002; and warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share on or before October 11, 2004.

     RUSGIT also invested $115,000 pursuant to a 9% Promissory Note in the third quarter of 1999 and purchased $150,000 of the Company's Series D Cumulative Convertible Preferred Stock and received warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share on or before October 11, 2004. In addition to these positions, at December 31, 1999 RUSGIT owned the following:
$225,000 in 9% Convertible Notes of the Company, convertible at $0.549 per share; a Convertible Debenture having a cost basis of $2,084,101 and convertible into the Company's common stock at a rate of $0.549 per share; 393,259 shares of the Company's common stock having a cost basis of $215,899; warrants to purchase 181,818 shares of the Company's common stock at $0.549 per share on or before January 14, 2004; warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004; warrants to purchase 125,000 shares of the Company's common stock at $0.80 per share on or before October 2, 2003; and warrants to purchase 12,500 shares of the Company's common stock at $1.75 per share on or before November 17, 2002.

Interscience Computer Corporation.  (IEIC)

     In February 1999, the Company extended the term of the Fund's warrant to purchase 500,000 shares of the Company's common stock. The warrant was due to expire April 18, 2000, but has now been extended to April 18, 2001. The exercise price on the warrant remained fixed at $1.00 per share. The Fund has entered into an option agreement with S & W Partners, a partnership of Walter Kornbluh, the Company's Chairman of the Board, President and Chief Executive Officer, and Stephen Crosson, the Company's Vice President of Operations and Chief Accounting Officer, whereby S & W has an option to purchase the Fund's 500,000 share warrant at $2.00 per share on or before July 2, 2001.

     In the third quarter of 1999, the Fund advanced the Company $500,000 pursuant to an 8% Promissory Note which matures October 31, 2000. The Note is secured by the assets of the Company and is subordinated only to the Company's senior lender. As additional consideration for the advance, the Fund received warrants to purchase 250,000 shares of IEIC common at $0.50 per share on or before July 3, 2001.

     Interscience Computer Corporation, through its Highway Server product, provides transparent multi-stage migration to optical storage from a variety of network platforms including Novell Netware, Windows NT, MAC, and Unix. The Highway Server product can accommodate virtually unlimited volumes of information including database, image, audio/video conferencing and medical images.

     At December 31, 1999, the Fund owned an 8% $500,000 Promissory Note, 1,750,000 shares of the Company's common stock having a cost basis of $4,000,000, warrants to purchase 500,000 shares of the Company's common stock at $1.00 per share on or before April 18, 2001, and warrants to purchase 250,000 shares of the Company's common stock at $0.50 per share on or before July 3, 2001.

     Subsequent to December 31, 1999, the Fund exercised its 250,000 share warrant by paying the Company $125,000 in exchange for 250,000 shares of common stock. In addition, the Fund participated in a private placement by purchasing an additional 250,000 shares of common stock for $500,000.

     At December 31, 1999, RUSGIT did not have an investment in the Company. Subsequent to the year end, however, RUSGIT did participate in the Company's February private placement by investing $1,000,000 to purchase 500,000 shares of the Company's common stock. With the exception of the amount invested, RUSGIT's investment was made under identical terms and conditions as the Fund's investment in the private placement.

Intile Designs, Inc. (IDES)

     In the second quarter of 1999, the Fund got formal notice that the Company had filed for bankruptcy protection pursuant to Chapter 11 of the Bankruptcy Code. The bankruptcy case was eventually converted to a liquidation pursuant to Chapter 7 of the Bankruptcy Code. The Fund wrote off the entire investment in the fourth quarter of 1999.

JAKKS Pacific, Inc. (JAKK)

     In the first and second quarters of 1999, the Fund converted its $3 million in convertible debentures into 521,740 shares of the Company's common stock. Effective June 29, 1999, the Fund converted its entire $3 million convertible preferred stock investment into an additional 335,195 shares of the Company's common stock.

     During 1999, the Fund sold 465,370 shares of common stock for total proceeds of $12,188,838, representing a total gain of $9,512,964. Taking into account the 3 for 2 stock dividend declared by the Company and payable to holders of record at October 27, 1999, the Fund had 587,347 shares of JAKKS remaining at December 31, 1999.

     JAKKS Pacific, Inc. is a multi-brand toy company that designs, develops, produces and markets toys and related products, including: action figures and accessories featuring licensed characters, principally from the World Wrestling Federation (R); Flying Colors (R) molded plastic activity sets, clay compound play sets and lunch boxes; Road Champs (R) die-cast collectible and toy vehicles; Remco (R) toy vehicles and roll-play toys and accessories; Child Guidance (R) infant and preschool electronic toys, toy film puzzle mats and blocks, and activity sets and outdoor products; and fashion and many dolls and related accessories.

     RUSGIT also converted its entire JAKKS investment to common stock and sold a portion of its position in 1999. At December 31, 1999, RUSGIT owned 576,358 shares of the Company's common stock.

Medical Action Industries, Inc.   (MDCI)

     In the fourth quarter of 1999, the Fund purchased 103,800 shares of the Company's common stock for $353,124, or $3.40 per share. The shares were purchased on the open market. Subsequent to December 31, 1999, the Fund purchased an additional 56,200 shares of the Company's common stock on the open market for $202,268, or $3.60 per share.

     Medical Action Industries, Inc. is a developer, manufacturer, marketer, and distributor of disposable surgical-related products. The Company's most prominent products include sterile disposable laparotomy sponges and disposable operating room towels, which products are sold to a proprietary direct sales force, manufacturers representatives, and internal sales departments in the United States and certain international markets.

     RUSGIT also owned 103,800 shares of the Company's common stock at December 31, 1999, which had been purchased on the open market for $353,124, or $3.40 per share. Subsequent to December 31, 1999, RUSGIT also purchased an additional 56,200 shares of the Company's common stock on the open market for $202,268, or $3.60 per share.

New Care Health Corp.  (NWCA)

     At March 31, 1999, the Fund's Board of Directors elected to place a $200,000 reserve on this investment because the Company had fallen into default on the Fund's convertible debentures by failing to maintain compliance with all of its agreed minimum financial ratios and standards and was in arrears on interest payments and advisory fees owed to the Fund. In the second quarter of 1999, the Company filed for bankruptcy at which point the Fund Manager decided to immediately place a $1,350,000 reserve on the Fund's position, reducing its fair value to $1,150,000, which values were subsequently approved by the Fund's Board of Directors effective June 30, 1999.

     In the third quarter, the Fund further reduced the fair value of the NewCare investment to $250,000 due to events in the bankruptcy. By the fourth quarter of 1999, it became apparent to the Manager that the Fund's investment had little or no realizable value, as the Company was not going to be able to reorganize and emerge from Chapter 11, and the Fund's debenture positions were unsecured by any collateral of the Company. Consequently, the Fund wrote off the entire investment in the fourth quarter of 1999.

     In addition to the writeoff of the Fund's investment in the Company, RUSGIT also wrote off its entire investment in NewCare in the fourth quarter of 1999.

Optical Security Group, Inc.  (OPSC)

     At December 31, 1999, the Fund owned $500,000 in 8% Senior Subordinated Convertible Debentures of the Company which are convertible into shares of the Company's common stock at $6.50 per share. In the fourth quarter of 1999, the Company entered into a definitive agreement to be purchased by a third party for $7.00 per share. Subsequent to December 31, 1999, the deal closed and the Fund had its debentures redeemed at 109% of face value. In total, the Fund received $554,222 from the redemption, of which $545,000 represents principal repayment at 109%, and $9,222 represents payment for accrued and unpaid interest.

     RUSGIT also had its entire investment in the Company redeemed subsequent to December 31, 1999.

Play By Play Toys & Novelties, Inc. (PBYP)

     Effective October 25, 1999, the Company closed on a refinance of its senior lending facility and simultaneously restructured the terms of the Fund's Convertible Debentures. As a result of the refinancing, the Fund amended its debentures so that interest now accrues at 10.5% and the maturity of the debentures is now December 31, 2000. In addition, the Fund was granted security interests in all the assets of the Company and its subsidiaries and had the conversion price on the Debentures reset to $6.00 per share, thereby entitling the Fund to 416,667 shares of the Company on a fully converted basis. The amendment also entitles the Fund to a second reset if the Debentures are not redeemed in full on or before December 31, 2000. The value of the second reset is determined by the average price of the Company's common stock for the month of December 2000, and in no circumstance may the conversion price be adjusted above $6 per share. Although the debentures continue to maintain their standard anti-dilution provisions, as consideration for the restructuring the Fund agreed to waive the Company's default position and restructure covenants contained in the debentures to ensure compliance by the Company at closing.

     The Company designs, develops, markets and distributes stuffed toys, sculpted toy pillows, and other products based upon licenses for children's entertainment characters and corporate trademarks. The toys are sold into the indoor and outdoor amusement and entertainment market, as well as the retail market.

     RUSGIT also restructured its Convertible Debentures in the fourth quarter of 1999 and its restructured Debentures contain terms and conditions identical to the Fund's.

Poore Brothers, Inc.  (SNAK)

     Pursuant to a letter agreement between the Fund and the Company dated November 11, 1999, the Fund agreed to convert half of its position in the Convertible Debentures of the Company into common stock of the Company, with the other half of the debentures to be converted on or before December 31, 2000. As a result of the letter agreement, the Fund converted $859,047 worth of debentures into 859,047 shares of common stock, a rate of $1.00 per share, and allowed the Company to refrain from making any mandatory principal redemption payments to the Fund on its remaining debenture position through December 31, 2000. In addition to the debenture conversion, the Fund agreed to take $90,447 in accrued interest on the debentures through November 15, 1999 in the form of 30,000 shares of common stock and warrants to purchase 60,000 shares of the Company's common stock at $1.50 per share on or before July 1, 2002.

     Poore Brothers, Inc. is a regional salted snack food manufacturer, marketer, and distributor with manufacturing facilities in Arizona and Indiana. The Company's primary emphasis is manufacturing unique snack food items including Poore Brothers (R) brand potato chips, Bob's Texas Style (TM) brand potato chips, Tato Skins (R) brand potato snacks, O'Boisies (R) brand potato crisps, Pizzarias (R) brand pizza chips, Braids (R) brand pretzels and Knots (R) brand pretzels. The Company also manufactures private label potato chips for major retailers and operates a direct store delivery distribution business and a snack food merchandising company.

     At December 31, 1999, the Fund owned $859,047 in 9% Convertible Debentures of the Company, which debentures are convertible at $1.00 per share. In addition to the debenture position, the Fund owned a total of 1,072,310 shares of the Company's common stock having a cost basis of $1,104,123, warrants to purchase 60,000 shares of the Company's common stock on or before July 1, 2002 for $1.50 per share, and warrants to purchase 25,000 shares of the Company's common stock on or before July 1, 2002 for $1.00 per share.

     RUSGIT did not have an investment in the Company prior to the fourth quarter of 1999. In the fourth quarter of 1999, RUSGIT purchased 440,025 shares of the Company's common stock on the open market for $656,811, or $1.49 per share.

RailAmerica, Inc.  (RAIL)

     In the quarter ended September 30, 1999, the Fund invested $500,000 in Convertible Debentures of RailAmerica, Inc. The Debentures bear interest at 6%, are due and payable on or before July 31, 2004, and are convertible into the Company's common stock at $10.00 per share, which conversion price is subject to certain anti-dilution provisions. The Company may, at its option, redeem the outstanding principal amount of the Debentures in whole or in part if the closing price per share of common stock as reported on the NASDAQ National Market is above 200% of the conversion price for ten consecutive trading days, subject to adjustment as set forth in the Convertible Debenture Agreement. As additional consideration for the Fund's investment, the Company granted the Fund warrants to purchase 15,000 shares of the Company's common stock at $10.50 per share on or before August 5, 2004.

     In addition to the Fund's investment, RUSGIT also invested $500,000 into the subordinated Convertible Debentures of the Company and also received warrants to purchase 15,000 shares of the Company's common stock, which investments were made under the same terms and conditions as the Fund's investment.

     RailAmerica, Inc., the world's largest short line and regional railroad operator, owns or has equity interests in fifty short line and regional railroads operating more than 12,500 route miles in the United States, Canada, Australia, and the Republic of Chile. The Company also owns Kalyn/Siebert, L.P.
 and Kalyn/Siebert, Canada, Inc., specialty truck trailer manufacturers with production facilities in Texas and Canada.

Simtek Corporation (SRAM)

     In the second quarter of 1999, the Fund had the conversion price on its convertible debentures in the Company reset from $0.35 per share to $0.195 per share according to the automatic reset provisions of the Convertible Debenture Agreement. The reset became available when the Company failed to meet its projected target of $700,000 in pretax income excluding extraordinary items and interest on the Fund's debentures for the one year period ended December 31, 1998.

     RUSGIT also had its convertible debenture conversion price reset to $0.195 according to the automatic reset provisions of its Convertible Debenture Agreement.

     Simtek Corporation develops, produces, and markets the world's fastest reprogrammable nonvolatile static random access memory chips. The Company markets its products through an international network of distributors and sales representatives.

     At December 31, 1999, the Fund's investment in the Company consisted of $750,00 worth of 9% Convertible Debentures, convertible at $0.195 per share. The debentures mature June 12, 2005 and require mandatory monthly principal repayments beginning June 12, 2001. The Fund's position is secured by all the assets of the Company, but is subordinate to previously existing security interests granted to other lending institutions.

     At December 31, 1999, RUSGIT owned $750,000 in 9% Convertible Debentures of the Company, which investment bears the same terms and conditions as the Fund's investment.

SiVault, Inc.   (Private)

     In the fourth quarter of 1999, the Fund purchased 140,000 shares of the Company's common stock for $350,000. The common stock position has restricted transferability under Rule 144 of the Securities Act of 1933, but the Fund is entitled to piggyback and shelf registration rights. The Fund is also subject to a lockup agreement in the event the Company registers for an initial public offering.

     SiVault, Inc. is a service bureau that specializes in the value loading of applications software and other programs onto "Smart Cards" for a variety of clientele.

     RUSGIT also invested $350,000 to purchase 140,000 shares of the Company's common stock under the same terms and conditions as the Fund's investment.

TAVA Technologies, Inc. (TAVA)

     In the first quarter of 1999, the Fund converted its remaining convertible debentures into 666,667 shares of the Company's common stock, which debentures had a cost basis of $1,000,000, or $1.50 per share. In the second quarter of 1999, the Fund exercised its warrants, enabling the Fund to purchase 25,000 shares of the Company's common stock at $1.50 per share. In addition, the Fund exercised option rights on 20,851 shares, which shares were purchased for a total of $126,447, or $6.06 per share.

     On April 21, 1999, the Company announced that Real Software Group, a Belgian software company, had entered into an agreement to acquire the Company for approximately $190 million, or $8.00 per share. On July 20, 1999, the Real Software transaction closed and the Fund received total proceeds of $5,700,144, representing a gain of $4,536,197. Since the Fund's initial investment in TAVA Technologies, Inc. in February 1996, a total of $4,413,947 was invested in the Company and total proceeds from stock sales of $18,423,859 were realized, representing a gain of $14,009,912 to the Fund.

     RUSGIT also converted all of its investments in TAVA to common stock in 1999, and sold all of its remaining investment in the Real Software transaction.

ThermoView Industries, Inc.  (TVII)

     Effective December 31, 1999, the Fund converted all of its 10% Series A Cumulative Convertible Preferred Stock of the Company into 16,667 shares of the Company's common stock, a rate of $15 per share. The conversion rate on the preferred stock was adjusted in the first week of December when the Company effectuated a one-for-three reverse stock split. At December 31, 1999, the Fund owned 37,500 shares of the Company's common stock, having a cost basis of $500,000.

     ThermoView Industries, Inc. is a strategic early-stage consolidator of companies which manufacture, design, market, and install custom vinyl new and replacement windows and doors, primarily for the existing home market.

     RUSGIT also converted its preferred stock investment into common stock of the Company effective December 31, 1999.

Voice It Worldwide, Inc. (MEMO)

     The Company filed for bankruptcy in November 1998 causing the Fund's Board of Directors to establish a reserve of $983,525, reducing the fair value of the investment to $1,818,975 at December 31, 1998. Throughout 1999, the Fund continued to place additional reserves against the fair value of the investment so that the entire investment was valued at $750,000 on December 31, 1999.

     It has now become clear that the Company will be unable to reorganize and emerge from bankruptcy, as the Court approved a Joint Liquidation Plan in January 2000. The Fund's status as the largest unsecured creditor, however, coupled with other factors favorable to a recovery for unsecured creditors gives the Manager and the Board a reasonable basis for expecting some recovery. At December 31, 1999, the Manager and the Board estimated that recovery to be $750,000, which estimation has not changed due to the approval of the Joint Liquidation Plan. We will continue to closely monitor the situation and reassess the value of the Fund's position as new events arise in the bankruptcy.

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

     Generally, the fair value of debt securities and preferred securities convertible into common stock is the sum of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of preferred securities without regard to conversion features is determined on the basis of the terms of the preferred security, its dividend, and its liquidation and redemption rights. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses.

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

Competition for Investments

     The Fund has significant competition for investment proposals. Competitive sources for growth capital for the industry include insurance companies, banks, equipment leasing firms, investment bankers, venture capital and private equity funds, money managers and private investors. Many of these sources have substantially greater financial resources than is contemplated will be available to the Fund. Therefore, the Fund will have to compete for investment opportunities based on its ability to respond to the needs of the prospective company and its willingness to provide management assistance. In some instances, the Fund's requirements as to provision of management assistance will cause it to be non-competitive.

Personnel

     The Fund has no direct employees, but instead has contracted Renaissance Group pursuant to the Investment Advisory Agreement to provide all management and operating activities. Renaissance Group currently has eight employees who are engaged in performing the duties and functions required by the Fund. At the present time, a substantial portion of Renaissance Group's staff time is devoted to activities of the Fund. However, because of the diversity of skills required, the Fund cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Fund.

     The Investment Advisor currently serves as Managing General Partner to Renaissance Capital Partners, Ltd. ("Renaissance I") and as the Investment Advisor to RUSGIT. Renaissance I is a BDC with investment objectives similar to those of the Registrant. Renaissance I is not actively seeking additional investments. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Fund. RUSGIT will invest primarily pari-passu with the Fund. In 1996, RUSGIT raised net investment capital of approximately $30,789,000. From inception to December 31, 1999, RUSGIT had made investments in twenty four (24) portfolio companies, having an aggregate cost value of $35,649,673. Twenty (20) of the investments were active at December 31, 1999. In addition, Renaissance Group may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

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

Item 2.  Properties

     The Fund's business activities are conducted from the offices of Renaissance Group, which offices are currently leased until July 31, 2005 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by Renaissance Group at its expense pursuant to the Investment Advisory Agreement.

Item 3.  Legal Proceedings

     There are no legal proceedings currently pending with regard to the Fund.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                            Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

TRADING

     As of December 31,1995 there was no trading in the shares of the Fund and no established market existed for those shares. On April 30, 1996, the Fund's common stock began trading on the NASDAQ National Market under the trading symbol RENN.

     The following table sets forth, for the periods indicated, certain high and low prices for the Common Stock as quoted on the NASDAQ National Market.

                                         High            Low
                                         ----            ---
Year ended December 31, 1998
       First quarter                    $9.75           $8.25
       Second quarter                   $9.38           $8.31
       Third quarter                    $9.38           $8.00
       Fourth quarter                   $8.88           $5.88

Year ended December 31, 1999
       First quarter                    $8.38           $6.69
       Second quarter                   $9.88           $7.06
       Third quarter                   $10.88           $8.75
       Fourth quarter                  $10.25           $8.81

NUMBER OF HOLDERS

     As of December 31, 1999, there were approximately 1,087 beneficial holders of common stock.

DIVIDEND POLICY

     The investment objective of the Fund is current income and long term capital appreciation. The Fund has elected to be treated as a regulated investment company" under Subchapter M of the Internal Revenue Code and will, on a quarterly basis, distribute substantially all current income in the form of a dividend. Since the Fund was in an offering phase for all of 1994, no dividends were paid; however, shareholders received a dividend on April 30, 1995, representing their pro rata portion of income earned by the Fund in 1994. Thereafter, the Fund has paid out dividends on a quarterly basis. In 1999, the Fund paid out $2.19 per share in income and capital gains distributions.

Item 6.  Selected Financial Data.  (unaudited)

     The following selected financial data for the period from January 1, 1995 through December 31, 1999, should be read in conjunction with the Fund's Financial Statements and notes thereto and "Management's discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

                    1999        1998        1997        1996       1995
                    ----        ----        ----        ----       ----
Gross Income,
(including
realized gain)   $12,768,575  $5,956,344  $8,512,374  $3,843,726  $3,070,938
Net Unrealized
 Appreciation
 (Depreciation)
 on Investments    4,465,591  (1,222,151) (4,832,658)  7,779,315     698,270
Net Income        13,535,928   2,794,004   1,146,733  10,060,620   2,503,034
Net Income per
 share                  3.27        0.66        0.26        2.32        0.59
Total Assets      46,725,122  42,322,725  48,356,570  50,688,180  41,995,915
Net Assets        45,934,306  41,475,701  44,497,360  49,130,320  40,500,172
Net Assets Per
 Share                 11.09       10.01       10.25       11.32        9.54

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

Other Investment Funds

     Renaissance Group has formed other investment funds to make investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, Renaissance Group formed Renaissance I and raised net capital contributions of approximately $12.9 million in a private placement offering for the purpose of making primarily convertible debentures investments in small and medium size public companies. Renaissance I is currently fully invested and is not making new investments.

     In the Spring of 1996, Renaissance Group formed RUSGIT, which invests in privately placed convertible debentures issued by companies similar to the investments of the Fund. RUSGIT will invest primarily pari-passu with the Fund. In 1996, RUSGIT raised investment capital of approximately $30.8 million, and as of December 31, 1999, had made twenty four (24) total investments having an aggregate cost value of $35,649,673. Twenty (20) of the investments were active at December 31, 1999.

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

Optional Distributions of Capital Gains

     In addition to the regular quarterly dividends, it is intended that on an annual basis the Fund shall dividend out net realized capital gains. Also, capital gains dividends may replace the regular quarterly dividend where the Investment Adviser deems appropriate. Further, when deemed appropriate by the Board of Directors and subject to registration requirements, the Fund may make in-kind distribution of securities of Portfolio Companies. The timing and payment of distributions, including in-kind distributions, is at the discretion of the Board of Directors. In 1999, the Fund distributed $2.11 per share in capital gains to the Shareholders and $0.08 per share in regular quarterly dividends.

     Pursuant to its Investment Advisory Agreement and the amendments thereto (which are discussed fully in Item 1), Renaissance Group shall be paid quarterly and at the final dissolution or liquidation of the Fund, a management incentive fee of 20% of the realized capital gains net of realized and unrealized losses.

Notwithstanding the foregoing, no payment of the management incentive fee shall be made which is not permitted by the Securities Act or other applicable law.

     The performance distributions cannot be adjusted without the consent of all of the shareholders, except if required by order of a regulatory agency.

Liquidity and Capital Resources

     During the year ended December 31, 1999, the Fund invested $5,263,278 in five (5) new portfolio investments and in twelve (12) follow-on investments. Dividends paid to investors in 1999 amounted to $9,073,042. Net income from operating activities and interest income on funds invested in U.S. Government and agency obligations, pending investment in portfolio companies, net of operating expenses and management fees, amount to $13,535,928. The net cash used in operating activities was $(1,880,612). The Fund also received $18,683,236 upon the sale of portfolio investments. Dividend reinvestments were zero. The Fund issued no shares for the dividend reinvestment plan. All dividend reinvestment shares were purchased in the open market.

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

     Another possible source of available capital is debt, however, the Fund does not presently intend to make leveraged investments. Therefore, a lack of liquidity will generally only affect the ability to make new investments and make distributions to shareholders.

RESULTS OF OPERATIONS

1999 Compared to 1998

     During the year ended December 31, 1999, the Fund made additional portfolio investments aggregating $5,263,278 compared to $13,094,416 in 1998. The Fund's 1999 total income was $17,234,166 consisting of the following components:
(i)  interest income of $1,362,167;  (ii)  dividend income of $381,498;
(iii) fee income of $(24,251); (iv) realized gains on investments of $11,049,161; and (v) unrealized appreciation on investments of $4,465,591.

     Interest income decreased 40% in comparison to 1998 due primarily to conversions of debenture instruments into common stock. Although the conversions lowered the Fund's interest income, it enabled the Fund to increase net realized gains on investments by 253% from $3,130,743 in 1998 to $11,049,161 in 1999. Dividend income in 1999 rose 1,227% to $381,498 in comparison to the 1998 period, due primarily to a higher concentration of preferred stock instruments held by the fund. Fee income decreased from $511,988 in 1998 to $(24,251) in 1999 primarily as a result of a reduction in the dollar value of new investments.

     Aggregate 1999 income of $17,234,166 rose 264% in comparison to aggregate 1998 income of $4,734,193, primarily as a result of unrealized appreciation in the invested portfolio and capital gains realized on some investments in 1999. The Fund's operating expenses incurred in 1999 were $3,698,238, an increase of 91% as compared to $1,940,189 in 1998. Operating expenses increased almost exclusively due to the incentive fee paid to the Manager due to the success of the Fund in realizing gains on portfolio investments. In total, operating expense increased by a value of $1,758,049, of which $1,687,692, or 96% of the increase, was attributable to the incentive fee. General and administrative expenses rose less than 1% in 1999 relative to the 1998 period, and management fees rose 8% to $878,987, due to the increase in the value of the overall portfolio.

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

YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $3,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     A good portion of the Fund's investment in portfolio securities consists of fixed rate convertible debentures and other debt instruments. Since these instruments are generally priced at a fixed rate, changes in market interest rates do not directly impact interest income, although they could impact the Fund's yield on future investments in debt instruments. In addition, changes in market interest rates are not typically a significant factor in the Fund's determination of fair value of its debt instruments, as it is generally assumed they will be held to maturity, and their fair values are determined on the basis of the terms of the particular instrument and the financial condition of the issuer.

     A portion of the Fund's portfolio consists of equity investments in private companies. The Fund would anticipate no impact on this investment from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on this investment.

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

Item 8.  Financial Statements and Supplementary Data.

     For the Index to Financial Statements, see "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On September 30, 1999, the Audit Committee of the Board of Directors of Registrant approved the appointment of Ernst & Young LLP ("Current Auditor") as the Registrant's independent auditor.

     Registrant has provided the Current Auditor with a copy of the disclosures being reported in the report on Form 8K prior to its filing with the Commission. The Current Auditor had no additional information or comments to address to the Commission in response to this item.

     Prior to the engagement of the Current Auditor, KPMG LLP ("Former Auditor") had served as the Company's independent auditor for the years ended December 31, 1998 and 1997. On August 23, 1999, the Former Auditor resigned. The Former Auditor's reports for the fiscal years ended December 31, 1997 and December 31, 1998 contained no adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principles. During Registrant's two most recent fiscal years and any subsequent interim periods through the date of resignation, there have been no disagreements between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to their satisfaction, would have caused such firm to make reference to the subject matter of the disagreement in connection with its report.

                            Part III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file its definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Limited Partners to be held on May 19, 2000 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                            Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K.

DOCUMENTS FILED AS PART OF THIS FORM 10K

      Financial Statements: The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.

Financial Schedules

     There are no schedules presented since none are applicable.

REPORTS ON FORM 8K

     The Fund filed a report on Form 8K on September 30, 1999 to reflect a change in independent auditors.

EXHIBITS

     3.1 Renaissance Capital Growth & Income Fund Amended Articles of Incorporation and By-laws (1)

     10.1 Investment Advisory Agreement as of February 15, 1994 (1)

     10.2 Dividend Reinvestment Plan (1)

     10.3 Amendment No. 1 to Investment Advisory Agreement
----------------
    (1) Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission on February 25, 1994 (Registration No. 33-75758).

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: March 30, 2000
                            Renaissance Capital Growth & Income Fund III, Inc.
                              (Registrant)

                            By:       /S/
                                -----------------------------------------
                                Russell Cleveland, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.


Signature               Capacity in Which Signed                     Date
      /S/
-----------------------
Russell Cleveland        Chairman, President and director       March 30, 2000

      /S/
-----------------------  Senior Vice President, Secretary       March 30, 2000
Barbe Butschek           and Treasurer and Chief Financial
                         Officer
      /S/
-----------------------
Ernest C. Hill           Director                               March 30, 2000

      /S/
-----------------------
C.  A.  Rundell, Jr.     Director                               March 30, 2000

      /S/
-----------------------
Peter Collins            Director                               March 30, 2000

      /S/
-----------------------
Edward O.  Boshell, Jr.  Director                               March 30, 2000

                 INDEX TO FINANCIAL STATEMENTS


                                                                 Page

Independent Auditors' Reports                              F-2 through F-3

Statements of Assets and Liabilities                             F-4
December 31, 1999 and 1998

Statements of Investments-                                 F-5 through F-12
December 31, 1999 and 1998

Statements of Operations-                                        F-13
Years ended December 31, 1999, 1998, and 1997

Statements of Changes in Net Assets                              F-14
Years ended December 31, 1999, 1998, and 1997

Statements of Cash Flows-                                  F-15 through F-16
Years ended December 31, 1999, 1998, and 1997

Notes to Financial Statements                              F-17 through F-21

                  Independent Auditors' Report


The Board of Directors and Stockholders
Renaissance Capital Growth & Income Fund III, Inc.:

We have audited the statement of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc., including the statement of investments, as of December 31, 1999, and the related statement of operations, changes in net assets, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Renaissance Capital Growth & Income Fund III, Inc. for the years ended December 31, 1998 and December 31, 1997, were audited by other auditors whose report dated February 12, 1999, expressed unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                         ERNST & YOUNG LLP


Dallas, Texas
February 18, 2000

                  Independent Auditors' Report


The Board of Directors and Stockholders
Renaissance Capital Growth & Income Fund III, Inc.:

We have audited the accompanying statement of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc., including the statement of investments, as of December 31, 1998, and the related statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1998, by examination of securities held in safekeeping for the Company. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                   KPMG LLP

Dallas, Texas
February 12, 1999

             Renaissance Capital Growth & Income Fund III, Inc.

                    Statements of Assets and Liabilities

                         December 31, 1999 and 1998

                   Assets                             1999           1998
                                                      ----           ----
Cash and cash equivalents                         $ 5,086,040    $ 2,573,144
Investments at fair value, cost of $34,457,935
 and $36,828,731 in 1999 and 1998 respectively
 (note 4)                                          41,346,302     39,251,507
Interest receivable                                   224,283        361,374
Organization costs, net of accumulated
 amortization                                               -         83,820
Other assets                                           68,497         52,880
                                                  -----------    -----------
                                                   46,725,122     42,322,725
                                                  ===========    ===========
          Liabilities and Net Assets

Liabilities:
 Accounts payable                                     111,708        214,100
 Accounts payable - affiliate (note 3)                213,390        218,079
 Dividends payable                                    465,718        414,845
                                                  -----------    -----------
                                                      790,816        847,024
                                                  ===========    ===========
Net assets (note 6):
Common stock, $1 par value; authorized 20,000,000
 shares; 4,342,942 issued in 1999 and 1998
 respectively; 4,142,942 shares outstanding in
 1999 and 4,143,448 shares outstanding in 1998      4,342,942      4,342,942
Additional paid-in-capital                         36,258,896     36,258,896
Treasury stock at cost, 200,000 shares at
 December 31, 1999, and 199,494 at
 December 31, 1998                                 (1,665,220)    (1,661,439)
Undistributed net investment income                 6,997,688      2,535,302
   Net assets, equivalent to $11.09 and $10.01    -----------    -----------
    per share on the shares outstanding in 1999
    and 1998, respectively                         45,934,306      41,475,701

Commitments and contingencies (notes 3 and 4)               -               -
                                                  -----------     -----------
                                                  $46,725,122     $42,322,725
                                                  ===========     ===========

See accompanying notes to financial statements.

             Renaissance Capital Growth & Income Fund III, Inc.

                         Statements of Investments

                         December 31, 1999 and 1998

                                                    1999
                             -------------------------------------------------
                             Interest   Due                     Fair  % of Net
                               Rate    Date         Cost       Value   Assets
                             --------  ----         ----       -----  --------
Eligible Portfolio
 Investments - Convertible
 Debentures and Promissory
 Notes (1)

Communications World Intl.,
 Inc. -
  Convertible debentures (2)   8.00%  9/30/02  $   250,000  $   250,000   .54

Dexterity Surgical, Inc. -
  Convertible debentures (2)   9.00  12/19/04    1,500,000    1,500,000  3.27

Display Technologies, Inc. -
  Convertible debentures       8.75    3/2/05    1,750,000    1,750,000  3.81

Fortune Natural Resources
 Corp. -
  Convertible debentures      12.00  12/31/07      350,000      656,847  1.43

Integrated Security Systems,
 Inc. -
  Convertible debentures       9.00   12/1/03    2,084,101    2,263,051  4.93
  Convertible promissory
   note                        9.00   5/12/00      115,000      115,000   .25
  Convertible promissory
   note (2)                    9.00  On demand     375,000      403,802   .88

Interscience Computer Corp. -
  Convertible promissory
   note (2)                    8.00   10/31/00     500,000      500,000  1.09

Poore Brothers, Inc. -
  Convertible debentures (2)   9.00     7/1/02     859,047    1,186,062  2.58

Simtek Corp. -
  Convertible debentures (2)   9.00    6/12/05     750,000      893,615  1.95

Voice It Worldwide, Inc. -
  Convertible debentures (2)   8.00    11/1/02   2,450,000      750,000  1.63
                                               -----------  ----------- -----
                                               $10,983,148  $10,268,377 22.36
                                               -----------  ----------- -----

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).

             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 1999 and 1998

                                                   1999
                            --------------------------------------------------
                            Interest    Due                     Fair  % of Net
                              Rate     Date        Cost        Value   Assets
                            --------   ----        ----        -----  --------
Other Portfolio Invest-
 ments - Convertible
 Debentures and
 Promissory Notes (1)

Bentley Pharmaceuticals,
 Inc. -
  Convertible debentures      12.00%  2/13/06  $   744,800  $ 1,896,840  4.13

Grand Adventures Tour &
 Travel -
  Convertible debentures (2)  10.00   9/27/03      350,000      373,000   .81

Optical Security Group,
 Inc. -
  Convertible debentures (2)   8.00   5/31/05      500,000      500,000  1.09

Play By Play Toys &
 Novelties (3) -
  Convertible debentures (2   10.50  12/31/00    2,500,000    2,500,000  5.44

RailAmerica, Inc. -
  Convertible debentures (2)   6.00   7/31/04      500,000      500,000  1.09
                                               -----------  ----------- -----
                                               $ 4,594,800  $ 5,769,840 12.56
                                               -----------  ----------- -----

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).
(3) Interest payments under the terms of the convertible debenture are delinquent as of December 31, 1999.
                                                  1999
                                  --------------------------------------------
                                                                Fair  % of Net
                                    Shares        Cost         Value   Assets
                                    ------        ----         -----  --------
Eligible Portfolio Investments
 - Common Stock, Preferred Stock,
 and Miscellaneous Securities (1)

Bentley Pharmaceuticals,
 Inc. -
  Common stock                      400,000   $   500,000   $ 2,450,250  5.33

Dexterity Surgical, Inc. -
  Common stock (2)                  125,000       500,000       162,422   .35
  Preferred stock-A (2)                 500       500,000       492,188  1.07
  Preferred stock-B (2)                 500       500,000       492,188  1.07

Display Technologies, Inc. -
  Common stock                      127,604       500,000       509,266  1.11


             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 1999 and 1998

                                                  1999
                                   -------------------------------------------
                                                                Fair  % of Net
                                     Shares       Cost         Value   Assets
                                     ------       ----         -----  --------
Eligible Portfolio Investments
 - Common Stock, Preferred Stock,
 and Miscellaneous Securities (1)

eOriginal, Inc. -
  Series A, preferred stock           6,000     1,500,000     1,500,000  3.27
  Series B-1, preferred stock         1,785       392,700       392,700   .85

Integrated Security Systems,
 Inc. -
  Preferred stock (2)                 7,500       150,000       141,503   .31
  Common stock                      393,259       215,899       244,848   .53

Interscience Computer Corpora-
 tion -
  Common stock                    1,750,000     4,000,000     1,949,063  4.25

JAKKS Pacific, Inc. -
  Common stock                      587,347     3,324,126    10,866,287 23.67

Poore Brothers, Inc. -
  Common stock (2)                1,072,310     1,104,123     1,430,508  3.11

SiVault, Inc. -
  Common stock                      140,000       350,000       350,000   .76

ThermoView Industries, Inc. -
  Common stock (2)                   37,500       500,000       103,383   .23

Voice It Worldwide, Inc. -
  Common stock (2)                  940,000     1,046,400             -   .00

Miscellaneous Securities                            5,915       236,041   .51
                                              -----------   ----------- -----
                                              $15,089,163   $21,320,647 46.42
                                              -----------   ----------- -----

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).

             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 1999 and 1998

                                                  1999
                                  --------------------------------------------
                                                               Fair   % of Net
                                    Shares        Cost        Value    Assets
                                    ------        ----        -----   --------
Other Portfolio Investments -
 Common Stock, Preferred stock,
 and Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                      145,100   $   291,229  $   888,828  1.93

Display Technologies, Inc. -
  Preferred stock (2)                 5,000       500,000      518,982  1.13
  Common stock                      138,810       549,741      553,989  1.21

Dwyer Group, Inc. -
  Common stock                      675,000     1,966,644    1,503,563  3.27

Grand Adventures Tour & Travel -
  Common stock                       45,500       130,086      152,027   .33

Medical Action Industries, Inc. -
  Common stock                      103,800       353,124      359,667   .78

Miscellaneous Securities                                -       10,382   .02
                                              -----------  ----------- -----
                                              $ 3,790,824  $ 3,987,438  8.67
                                              -----------  ----------- -----

                                              $34,457,935  $41,346,302 90.01
                                              ===========  =========== =====

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).

             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 1999 and 1998

                                                   1998
                           ---------------------------------------------------
                             Interest    Due                     Fair % of Net
                               Rate     Date       Cost         Value  Assets
                             --------   ----       ----         ----- --------
Eligible Portfolio
 Investments - Convertible
 Debentures and Promissory
 Notes (1)

Voice It Worldwide, Inc. (3) -
  Convertible debentures (2)   8.00%  11/1/02  $ 2,450,000  $ 1,470,000  3.54

Display Technologies, Inc. -
  Convertible debentures (2)   8.75    3/2/05    1,750,000    2,706,789  6.53

Document Authentication
 Systems -
  Convertible promissory note 10.00   8/20/99      219,250      219,250   .53

JAKKS Pacific, Inc. -
  Convertible debentures (2)   9.00  12/31/03    3,000,000    5,552,609 13.39

Poore Brothers, Inc. -
  Convertible debentures (2)   9.00    7/1/02    1,718,094    1,718,094  4.14

TAVA Technologies, Inc. -
  Convertible debentures       9.00    6/1/03    1,000,000    5,032,500 12.13

Integrated Security Systems,
 Inc. (3) -
  Convertible promissory
   notes (2)                   9.00    2/1/99      375,000      375,000   .90
  Convertible debentures (2)   9.00   12/1/03    2,084,101    2,084,101  5.03

Fortune Natural Resources
 Corp. -
  Convertible debentures (2)  12.00  12/31/07      350,000      350,000   .84

LifeQuest Medical, Inc. -
  Convertible debentures (2)   9.00  12/19/04    1,500,000    1,500,000  3.62

NewCare Health Corp. -
  Convertible debentures (2)   8.50   1/27/05    2,500,000    2,500,000  6.03

Simtek Corporation -
  Convertible debentures (2)   9.00   6/12/05      750,000      750,000  1.81
                                               -----------  ----------- -----
                                               $17,696,445  $24,258,343 58.49
                                               -----------  ----------- -----

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).
(3) Interest payments under the terms of the convertible debenture are delinquent as of December 31, 1998.

             Renaissance Capital Growth & Income Fund III, Inc.

                    Statements of Investments (continued)

                         December 31, 1999 and 1998

                                                 1998
                         -----------------------------------------------------
                           Interest     Due                     Fair  % of Net
                             Rate      Date       Cost         Value    Assets
                           --------    ----       ----         -----  --------
Other Portfolio Investments -
  Convertible Debentures (1)

Bentley Pharmaceuticals,
 Inc. -
  Convertible debentures     12.00%   2/13/06  $   744,800  $   839,520  2.02

Optical Security Group,
 Inc. -
  Convertible debentures (2)  8.00    5/31/05      500,000      500,000  1.21

Play by Play Toys and
 Novelties, Inc. -
  Convertible debentures (2)  8.00    6/30/04    2,500,000    2,500,000  6.03
                                               -----------  ----------- -----
                                               $ 3,744,800  $ 3,839,520  9.26
                                               -----------  ----------- -----

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).
                                                   1998
                                   -------------------------------------------
                                                                Fair  % of Net
                                      Shares       Cost        Value    Assets
                                      ------       ----        -----  --------
Eligible Portfolio Investments -
 Common Stock, Preferred Stock
 and Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                        400,000  $   500,000  $   594,000  1.42

Display Technologies, Inc. -
  Common stock (2)                    121,528      500,000      799,633  1.93

Document Authentication Systems -
  Series A, cumulative convertible
   preferred stock                      6,000    1,500,000    1,500,000  3.61

Interscience Computer Corporation -
  Common stock                      1,750,000    4,000,000      703,915  1.70

ThermoView industries, Inc. -
  Series A, cumulative convertible
   preferred stock (2)                    250      250,000      250,000   .60
  Common stock (2)                     62,500      250,000      262,109   .63

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).

             Renaissance Capital Growth & Income Fund III, Inc.

                    Statements of Investments (continued)

                         December 31, 1999 and 1998

                                                 1998
                                    ------------------------------------------
                                                                Fair  % of Net
                                       Shares     Cost         Value   Assets
                                       ------     ----         -----  --------
Eligible Portfolio Investments -
 Common Stock, Preferred Stock
 and Miscellaneous Securities (1)

Voice It Worldwide, Inc. -
  Common stock (2)                     940,000   1,046,400      348,975   .84

Integrated Security Systems, Inc. -
  Common stock                         393,259     215,899      218,996   .53

Intile Designs, Inc. -
  Common stock (2)                     500,000     500,000       50,000   .12

Poore Brothers, Inc. -
  Common stock (2)                     183,263     154,628       52,293   .13

LifeQuest Medical, Inc. -
  Common stock (2)                     125,000     500,000      216,563   .52
  Series A, convertible
   preferred stock (2)                     500     500,000      500,000  1.21
  Series B, convertible
   preferred stock (2)                     500     500,000      500,000  1.21

Miscellaneous Securities                             3,915      483,509  1.17
                                               -----------  ----------- -----
                                               $10,420,842  $ 6,479,993 15.62
                                               -----------  ----------- -----
Other Portfolio Investments -
 Common stock and preferred stock (1)

Dwyer Group, Inc. -
  Common stock                         675,000 $ 1,966,644  $ 1,336,500  3.22

JAKKS Pacific, Inc. -
  Series A, cumulative convertible
   preferred stock (2)                     600   3,000,000    3,337,151  8.05
                                               -----------  ----------- -----
                                                 4,966,644    4,673,651 11.27
                                               -----------  ----------- -----
                                               $36,828,731  $39,251,507 94.64
                                               ===========  =========== =====

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(1) Restricted securities under Rule 144 (note 5).

See accompanying notes to financial statements.

             Renaissance Capital Growth & Income Fund III, Inc.

                          Statements of Operations

                Years ended December 31, 1999, 1998 and 1997

                                       1999         1998         1997
Income:
  Interest                         $ 1,362,167   $2,284,873   $2,423,380
  Dividend Income                      381,498       28,740           68
  Commitment and other fees            (24,251)     511,988      107,085
                                   -----------   ----------   ----------
                                     1,719,414    2,825,601    2,530,533
                                   -----------   ----------   ----------
Expenses (note 3):
  General and administrative           505,410      501,984      519,873
  Incentive fee                      2,313,841      626,149    1,196,366
  Management fees                      878,987      812,056      816,744
                                   -----------   ----------   ----------
                                     3,698,238    1,940,189    2,532,983
                                   -----------   ----------   ----------
     Net investment income (loss)   (1,978,824)     885,412       (2,450)

Realized and unrealized gain
 (loss) on investments:
  Net unrealized appreciation
   (depreciation) on investments     4,465,591   (1,222,151)   (4,832,658)
  Net realized gain on investments  11,049,161    3,130,743     5,981,841
                                   -----------   ----------    ----------

     Net gain on investments        15,514,752    1,908,592     1,149,183
                                   -----------   ----------    ----------

     Net income                    $13,535,928   $2,794,004    $1,146,733
                                   ===========   ==========    ==========

 Net income per share (note 2(e))  $      3.27   $     0.66    $     0.26
                                   ===========   ==========    ==========

See accompanying notes to financial statements.

             Renaissance Capital Growth & Income Fund III, Inc.

                     Statement of Changes in Net Assets

                Years ended December 31, 1999, 1998 and 1997


Net assets, December 31, 1996                        $49,130,320

Net income                                             1,146,733

Dividends                                             (5,819,542)

Reinvested dividends to purchase 3,520 shares
 (note 6)                                                 39,849
                                                     -----------

Net assets, December 31, 1997                         44,497,360

Purchase of 199,494 shares of treasury stock          (1,661,439)

Net income                                             2,794,004

Dividends                                             (4,154,224)
                                                     -----------

Net assets, December 31, 1998                         41,475,701

Purchase of 506 shares of treasury stock                  (3,781)

Net income                                            13,535,928

Dividends                                             (9,073,542)
                                                     -----------

Net assets, December 31, 1999                        $45,934,306
                                                     ===========

       Renaissance Capital Growth & Income Fund III, Inc.

                    Statement of Cash Flows

          Years ended December 31, 1999, 1998 and 1997

                                           1999          1998        1997
                                           ----          ----        ----
Cash flows from operating activities:
 Net income                            $13,535,928   $ 2,794,004  $ 1,146,733
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operation activities:
    Net unrealized (appreciation)
     depreciation on investments        (4,465,591)    1,222,151    4,832,658
    Net realized gain on investments   (11,049,161)   (3,130,743)  (5,981,841)
    Purchase of investments             (5,263,278)  (13,094,416)  (7,100,150)
    Proceeds from sale of investments   18,683,236     3,631,244   10,401,150
    Repayment of debentures                      -        70,477            -
    Amortization of organization cost       83,820       124,709      124,709
    Decrease in receivable from sale of
     investment                                  -     4,200,000            -
    Decrease in accounts receivable              -             -      169,486
    (Increase) decrease in interest
     receivable                            137,090      (374,723)      16,750
    Increase in other assets               (15,617)      (14,134)           -
    Increase (decrease) in accounts
     payable                              (102,392)      182,902       (4,879)
    Increase (decrease) in accounts
     payable - affiliate                    (4,689)   (1,222,810)     916,966
                                       -----------   -----------  -----------
      Net cash provided by (used in)
       operating activities             11,539,346    (5,611,339)   4,521,582

Cash flows from financing activities:
  Net proceeds from issuance of shares           -             -            -
  Reinvested dividends to purchase
   shares                                        -             -       39,849
  Purchase of treasury shares               (3,781)   (1,661,439)           -
  Cash dividends                        (9,022,669)   (6,126,502)  (4,430,279)
                                       -----------   -----------  -----------
      Net cash used in financing
       activities                       (9,026,450)   (7,787,941)  (4,390,430)
                                       -----------   -----------  -----------
  Net increase (decrease) in cash and
   cash equivalents                       2,512,896  (13,399,280)     131,152
  Cash and cash equivalents at
   beginning of the year                  2,573,144   15,972,424   15,841,272
                                        -----------  -----------  -----------
  Cash and cash equivalents at
   end of the year                      $ 5,086,040  $ 2,573,144  $15,972,424
                                        ===========  ===========  ===========

             Renaissance Capital Growth & Income Fund III, Inc.

                     Statement of Cash Flows (continued)

                Years ended December 31, 1999, 1998 and 1997

Noncash investing and financing activities:

    Fourth quarter dividends of $465,718, $414,845, and $2,387,123 were accrued as of December 31, 1999, 1998, and 1997 respectively.

    During 1999, the Fund received common stock in settlement of amounts due from interest totaling $19,450 and received common stock in prepayment of interest totaling $90,447.

    During 1999, the Fund wrote down two portfolio investments in the amount of $3,000,000.

    During 1998, the Fund received common stock in settlement of amounts due from interest totaling $154,628.

    During 1997, the Fund recorded a receivable from the sale of an investment amounting to $4,200,000.

See accompanying notes to financial statements.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                       Notes to Financial Statements

                      December 31, 1999, 1998 and 1997

(1)  Organization and Business Purpose

     Renaissance Capital Growth & Income Fund III, Inc. (the Fund), a Texas corporation, was formed on January 20, 1994. The Fund offered to sell shares in the Fund until closing of the offering on December 31, 1994. The Prospectus of the Fund required minimum aggregate capital contributions by shareholders of not less than $2,500,000 and allowed for maximum capital contributions of $100,000,000. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which Renaissance Capital Group, Inc. (Investment Advisor) believes offers the opportunity for growth. The Fund is a non-diversified close-end investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (1940 Act).

(2)  Summary of Significant Accounting Policies

     (a)  Valuation of Investments

          Portfolio investments are stated at quoted market or fair value as determined by the Investment Advisor (note 4). The securities held by the Fund are primarily unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.


     (b)  Other

          The Fund follows industry practice and records security transactions on the trade date. Dividend income is recorded on the ex-dividend date. Interest income is recorded as earned on the accrual basis.

     (c)  Cash and Cash Equivalents

          The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


     (d)  Federal Income Taxes

          The Fund has elected the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      December 31, 1999, 1998 and 1997

(2)  Summary of Significant Accounting Policies (continued)

          it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund's taxable investment income to its shareholders. It is the intent of management to distribute all of its taxable investment income and long term capital gains within the defined period under the IRC to qualify as a regulated investment company. Therefore, no federal income tax provision is included in the accompanying financial statements.

     (e)  Net income per share

          Net income per share is based on the weighted average of shares outstanding of 4,143,040 during 1999, 4,246,163 during 1998 and 4,342,062 during 1997.

     (f)  Use of Estimates

          The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as to the valuation of investments that effect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

     (g)  Organization Costs

          Costs of organizing the Fund were capitalized and were being amortized on a straight-line basis over five years beginning with the commencement of the Fund's activities. These costs were fully amortized as of December 31, 1999.

     (h)  Changes in Presentation

          Certain presentations from prior years have changed to conform with the current year.


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

           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  December 31, 1999, 1998 and 1997

(3)  Management and Organization Fees (continued)

     The Investment Advisor receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund incurred $878,987, $812,056, and $816,744 for 1999, 1998 and 1997, respectively, for such management fees. Amounts payable for such fees at December 31, 1999 and 1998 were $204,030 and $184,076, respectively.

     The Investment Advisor was reimbursed by the Fund for administrative expenses paid by the Investment Advisor on behalf of the Fund. Such reimbursements were $130,679, $187,988 and $220,077, for 1999, 1998 and
     1997, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

     The Investment Advisor is to receive an incentive fee in an amount equal to 20% of any of the Fund's realized capital gains computed net of all realized capital losses and cumulative unrealized depreciation. At the Annual Shareholders' Meeting for the Fund held in May 1999, the shareholders approved an amendment to the Investment Advisory Agreement allowing the incentive fee to be accrued and paid on a quarterly basis in an effort to better reflect the operating results and financial position of the Fund on a quarterly basis. The Fund incurred $2,313,841, $626,149 and $1,196,366 during the years ended 1999, 1998 and 1997, respectively, for such incentive fees.

(4)  Investments

     The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
     Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets in eligible portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. These investments are carried in the statements of assets and liabilities as of December 31, 1999 and 1998, at fair value, as determined in good faith by the Investment Advisor. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded, but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                    December 31, 1999, 1998 and 1997

(4)  Investments (continued)

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

       Portfolio investments for which market quotations are readily available and which are freely transferable will be valued as follows:
       (i) securities traded on a securities exchange or the NASDAQ will be valued at the closing price on, or the last trading day prior to, the date of valuation and (ii) securities traded in the over-the-counter market will be valued at the average of the closing bid and asked prices for the last trading day on, or prior to, the date of valuation. Convertible debt and/or warrants associated with such investments will be deemed to be investments for which market quotations are readily available and priced accordingly.

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

       The fair value of investments for which no ready market exists will be determined on the basis of appraisal procedures established in good faith by the Investment Advisor. Appraisal valuations will be based upon such factors as the company's earnings and net worth, the market prices for similar securities of comparable companies and an assessment of the company's future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.

       At December 31, 1999 and 1998, all the Fund's investments, totaling $41,346,302 (88% of total assets) and $39,251,507 (93% of total assets), respectively, have been valued by the Investment Advisor in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                    December 31, 1999, 1998 and 1997

(4)  Investments (continued)

     As of December 31, 1999 and 1998, the net unrealized appreciation associated with investments held by the Fund was $6,888,367 and $2,422,776, respectively. For 1999, the Fund had gross unrealized gains of $12,907,099 and gross unrealized losses of ($6,018,732). For 1998, the Fund had gross unrealized gains of $8,862,204 and gross unrealized losses of ($6,439,428).

(5)  Restricted Securities

     As indicated on the statement of investments as of December 31, 1999 and 1998, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Advisor after considering certain pertinent factors relevant to the individual securities (note 4).

(6)  Purchase of Additional Shares

     In accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund, purchasing 3,520 Fund shares issued directly by the Fund in 1997. The Fund issued no shares in 1999 or 1998 under the dividend reinvestment plan.

(7)  Impact of Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $3,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                              Exhibit 10.3

                             AMENDMENT NO. 1
                                   TO
                      INVESTMENT ADVISORY AGREEMENT


THIS AMENDMENT NO. 1 (the "Amendment"), dated as of March 24, 1998, to the Investment Advisory Agreement (the "Agreement"), dated as of February 15, 1994, between Renaissance Capital Growth & Income Fund III, Inc., a Texas corporation (the "Fund"), and Renaissance Capital Group, Inc., a Texas corporation (the "Adviser").

                                RECITALS

A. The Fund and the Adviser desire to amend the Agreement, as set forth in this Amendment.

B. The amendments to the Agreement set forth herein have been approved by the Fund's Independent Outside Directors and the shareholders of the Fund, in accordance with Section 18 of the Agreement.

                                AGREEMENT

NOW, THEREFORE, the parties hereby agree to amend the Agreement as follows:

    1.  Section 7(a)(ii) is hereby amended and restated to read as follows:

        "following the Final Closing, for all subsequent quarters, at a quarterly rate of 0.4375% of Net Assets, as determined at the end of such quarter, and each such payment to be due as of the last day of the calendar quarter during the term of this Agreement. The Management Fee shall be payable no later than the day after which filings with the Securities and Exchange Commission are made by the Fund for such prior calendar quarter (the "Payment Date")."

    2.  Section 7(d) is hereby amended and restated to read as follows:

        "Management Incentive Fee. The Fund agrees, in addition to the Management Fee, to pay the Adviser quarterly and at the final dissolution or liquidation of the Fund, as additional compensation for the services to be provided under this Agreement, an incentive fee (the "Management Incentive Fee") in an amount (the "Payment Amount") equal to twenty percent (20%) of any realized capital gains in excess of realized capital losses of the Fund after allowance for any unrealized capital losses in excess of unrealized capital gains on the portfolio investments of the Fund, calculated on a quarterly basis. The Management Incentive Fee shall be paid to the Adviser in cash (or in the event of a distribution of securities, in kind concurrent with distributions to the Shareholders). Any portion of the Management Incentive Fee not paid in any quarter because of regulatory restrictions shall accumulate and be paid at such time as such restriction is no longer applicable. Notwithstanding the foregoing, no payment shall be made of the Management Incentive Fee which is not permitted by the Act or other applicable law. In the event that a payment of the Management Incentive Fee is determined to have been made in excess of that permitted by the Act or in excess of that provided herein, such excess Management Incentive Fee payments shall be repaid to the Fund, and repayment will be due, in cash (or in the event of a distribution of securities, at the option of the Adviser, in kind) on or before 30 days of the date of receipt of notice by the Adviser from the Fund that such over payment occurred."

    3.  Section 7(f) is hereby amended and restated to read as follows:

        "Effect of Termination. If this Agreement is terminated as of any date not the last day of a calendar quarter, the Management Fee and the Management Incentive Fee shall be calculated as of the effective date of termination and shall be paid as soon as possible after such date of termination. All unrealized capital gains in excess of unrealized capital losses on the portfolio investments of the Fund at the date of termination of this Agreement shall be deemed realized on such date and shall be valued and paid in accordance with Section 12 and 13."

    4. Except as expressly amended by this Amendment, all provisions of the Agreement shall remain in full force and effect. IN WITNESS WHEREOF, the parties have duly executed this Amendment as of the date written hereinabove.


                            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.


                                 By: /s/ Russell Cleveland
                                     ---------------------
                                     Russell Cleveland, President


                            RENAISSANCE CAPITAL GROUP, INC.


                                 By: /s/ Russell Cleveland
                                     ---------------------
                                     Russell Cleveland, President