Form 10-Q
period 2000-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2000-05-15
CIK 919567

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ___________ to _________________

                     Commission File Number:  0-20671

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
_____________________________________________________________________________
          (Exact name of registrant as specified in its charter)

Texas                                                     75-2533518
_____________________________________________________________________________
  (State or other jurisdiction                    (I.R.S. Employer I.D. No.)
of incorporation or organization)

         8080 North Central Expressway, Dallas, Texas  75206-1857
_____________________________________________________________________________
            (Address of principal executive offices)(Zip Code)

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

                     Yes      X         No
                            -----             -----
4,142,942 shares of common stock outstanding at May 15, 2000.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                   Statement of Assets and Liabilities
                              (Unaudited)

                            Assets

                                           December 31, 1999   March 31, 2000
                                           -----------------   --------------

Cash and cash equivalents                       $ 5,086,040      $13,230,600
Accounts receivable                                 224,283          179,732
Investments at fair value, cost of
 $34,457,935 and $36,180,473                     41,346,302       68,173,271
Other assets                                         68,497           61,361
                                                -----------      -----------
                                                $46,725,122      $81,644,964
                                                ===========      ===========
                    Liabilities and Net Assets

Liabilities:
 Accounts payable                               $   111,708      $ 2,188,410
 Accounts payable - affiliate                       213,390        1,985,181
 Dividends payable                                  465,718              -0-
                                                -----------      -----------
                                                    790,816        4,173,591
                                                -----------      -----------
Net Assets:
 Common stock, $1 par value; 20,000,000
  shares authorized; 4,342,942 issued,
  and 4,142,942 outstanding                       4,342,942        4,342,942
 Additional paid-in capital                      36,258,896       36,258,896
 Treasury stock at cost, 200,000 shares at
  December 31, 1999 and March 31, 2000           (1,665,220)      (1,665,220)
 Undistributed net investment income              6,997,688       38,534,755
    Net assets, equivalent to $11.09 and
     $18.70 per share on the shares
     outstanding on December 31, 1999 and
     March 31, 2000, respectively                45,934,306       77,471,373
                                                -----------      -----------
                                                $46,725,122      $81,644,964
                                                ===========      ===========

Net asset value per share                       $     11.09      $     18.70
                                                ===========      ===========

See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                           Statement of Operations

                                 (Unaudited)

                                                  Three Months Ended March 31,
                                                       1999         2000
                                                   -----------  -----------
Investment Income:

 Interest                                          $  494,545   $   365,529
 Dividends                                            236,164        29,874
 Other investment income                               (9,328)       76,250
                                                   ----------   -----------
   Total investment income                            721,381       471,653
                                                   ----------   -----------
Expenses:
 Amortization                                          83,820           -0-
 Bank charges                                           5,330         8,734
 Directors' fees                                       14,000        14,000
 Legal and professional                                28,315        63,893
 Management fees                                      210,462       347,506
 Taxes                                                    -0-          (878)
 Other                                                 40,389        50,292
                                                   ----------   -----------
   Total expenses                                     382,316       483,547
                                                   ----------   -----------
   Net investment income                              339,065       (11,894)

Realized gain on investments                              -0-     6,444,540
Unrealized gain (loss) on investments               6,084,720    25,104,421
                                                   ----------   -----------
Net increase (decrease) in net assets
  resulting from operations                        $6,423,785   $31,537,067
                                                   ==========   ===========

See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      Statement of Changes in Net Assets

                                  (Unaudited)

                                                Three Months Ended March 31,
                                                    1999            2000
                                                -----------      -----------
Increase (decrease) in net assets
 resulting from operations

Investment income - net                         $   339,065      $   (11,894)
Realized gain on investments                            -0-        6,444,540
Unrealized gain (loss) on investments             6,084,720       25,104,421
                                                -----------      -----------
  Net increase (decrease) in net assets
   resulting from operations                      6,423,785       31,537,067

Distributions to shareholders                      (331,935)             -0-
Cost of shares repurchased                           (3,780)             -0-
                                                -----------      -----------
  Total increase (decrease)                       6,088,070       31,537,067

Net assets
  Beginning of period                            41,475,701       45,934,306
                                                -----------      -----------
  End of period                                 $47,563,771      $77,471,373
                                                ===========      ===========

See accompanying notes to financial statements.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Notes to Financial Statements

                               March 31, 2000

1. Organization and Business Purpose

   Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"), a Texas corporation, was formed on January 20, 1994. The Fund offered to sell shares in the Fund until closing of the offering on December 31, 1994. The Prospectus of the Fund required minimum aggregate capital contributions by shareholders of not less than $2,500,000 and allowed for maximum capital contributions of $100,000,000. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which Renaissance Capital Group, Inc. ("Investment Advisor") believes offers the opportunity for growth. The Fund is a non-diversified closed-end investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act").

2. Significant Accounting Policies

   A. Federal Income Taxes - The Fund has elected the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code ("IRC") in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund's taxable investment income to its shareholders. It is the intent of management to distribute all of its taxable investment income and long term capital gains within the defined period under the IRC to qualify as a regulated investment company. Therefore, no federal income tax provision is included in the accompanying financial statements.

   B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund declared no dividends during the quarter ended March 31, 2000. On April 7, 2000, the Fund declared a dividend of $1.54 per share payable June 9, 2000 to holders of record at May 26, 2000. The ex-dividend date is May 24, 2000.

   C. Management Estimates - The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Fund as to the valuation of investments that effect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

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

                               March 31, 2000

3. Organization Expenses

   In connection with the offering of its shares, the Fund paid Renaissance Capital Group, Inc. (the "Investment Adviser") organizational expenses of $623,544. Such expenses are deferred and amortized on a straight-line basis over a five-year period. These expenses were fully amortized in a prior period.

4. Investment Advisory Agreement

   The Investment Advisor for the Fund is registered as an investment advisor under the Investment Advisors Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Advisor performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Advisor receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund accrued a liability of $347,506 for such operational management fees performed during the quarter ended March 31, 2000.

   In addition, the Fund has agreed to pay the Investment Advisor an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on a quarterly basis. In the first quarter, the Fund realized capital gains of $8,055,674.79 on the sale of 2,846,154 shares of Simtek Corporation, and the redemption of the Optical Security Group, Inc. convertible debenture. The gain is shown on the accompanying statement of operations net of the $1,611,135 management incentive fee payable to the Investment Advisor.

   Finally, the Investment Advisor is reimbursed for administrative expenses paid by the Investment Advisor on behalf of the Fund. Such reimbursement was $17,180 for the quarter ending March 31, 2000, and is included in general and administrative expenses in the accompanying statement of operations.

5. Capital Share Transactions

   As of March 31, 2000 there were 20,000,000 shares of $1 par value capital stock authorized, 4,342,942 shares issued, 4,142,942 shares outstanding, and additional paid-in capital aggregating $38,936,619. There are no capital stock transactions during the current year.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                               March 31, 2000

6. Investments

   The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
   Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets in eligible portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. These investments are carried in the statements of assets and liabilities as of March 31, 2000 at fair value, as determined in good faith by the Investment Advisor. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded, but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

                        INVESTMENT VALUATION SUMMARY

                                                   CONVERSION        FAIR
                                        COST      OR FACE VALUE     VALUE
Bentley Pharmaceuticals, Inc.
Common Stock                         $ 1,536,029   $ 7,785,900   $ 7,708,040


CEREUS Technology Partners, Inc.
Common Stock                             512,500     1,819,375     1,660,212
Warrants to purchase 4,000 shares            -0-       794,375       746,713

Communications World Intl., Inc.
8% Convertible Debenture                 250,000       687,500       646,250
Warrants to purchase 100,000 shares        2,000       352,500       281,350

Dexterity Surgical, Inc.
9% Convertible Debenture               1,500,000     2,062,500     1,888,750
8% Convertible Preferred Stock         1,000,000     1,000,000     1,000,000
Common Stock                             635,000       357,500       336,051

Display Technologies, Inc.
8.75% Convertible Debenture            1,750,000     1,750,000     1,750,000
5.25% Convertible Preferred Stock        500,000       500,000       500,000
Common Stock                           1,049,741       915,798       906,640
Warrants to purchase 126,000 shares          -0-           -0-           -0-

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                               March 31, 2000

6. Investments (continued)

                        INVESTMENT VALUATION SUMMARY

                                                    CONVERSION       FAIR
                                        COST       OR FACE VALUE    VALUE
The Dwyer Group, Inc.
Common Stock                           1,966,631     1,940,625     1,921,219

eOriginal, Inc.
5% Convertible Preferred Stock,
 Series B-3                              107,280       107,280       107,280
5% Convertible Preferred Stock,
 Series B-1                              392,700       392,700       392,700
5% Convertible Preferred Stock,
 Series A                              1,500,000     1,500,000     1,500,000
Warrants to purchase 659 shares              165           165           165

Fortune Natural Resources Corp.
Common Stock                             545,500       909,146       841,094
Warrants to purchase 200,000 shares          -0-           -0-           -0-

Grand Adventures Tour & Travel
  Publishing Corp.
10% Convertible Debenture                350,000       666,667       576,667
Common Stock                             130,089       227,500       225,225

Integrated Security Systems, Inc.
Promissory Notes                         490,000       520,601       496,265
9% Convertible Debenture               2,084,101     2,254,170     2,133,955
9% Convertible Preferred Stock           150,000       133,605       133,605
Common Stock                             215,899       233,517       231,182
Warrants to purchase 814,299 shares        3,750        20,071        19,092

Interscience Computer Corporation
Common Stock                           4,625,000    17,156,250    16,744,062
Warrants to purchase 500,000 shares          -0-       500,000       500,000

JAKKS Pacific, Inc.
Common Stock                           3,324,126    12,644,670    12,518,223

Laserscope
8% Convertible Debenture               1,500,000     2,362,560     2,170,806

Medical Action Industries, Inc.
Common Stock                             555,392       580,000       574,200

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture               2,500,000     2,500,000     2,500,000

Poore Brothers, Inc.
9% Convertible Debenture                 859,047     1,610,713     1,514,070
Common Stock                           1,104,123     2,010,580     1,839,945
Warrants to purchase 85,000 shares           -0-        44,375        41,713

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                               March 31, 2000

6. Investments (continued)

                        INVESTMENT VALUATION SUMMARY

                                                    CONVERSION       FAIR
                                        COST       OR FACE VALUE    VALUE

RailAmerica, Inc.
6% Convertible Debenture                 500,000       500,000       500,000
Warrants to purchase 15,000 shares           -0-           -0-           -0-

Simtek Corporation
Common Stock                             195,000     2,281,300     2,094,422

SiVault, Inc.
Common Stock                             350,000       350,000       350,000

ThermoView Industries, Inc.
Common Stock                             500,000       131,250        73,375

Voice It Worldwide, Inc.
Investment                             3,496,400      2,459,400      750,000
                                     -----------    -----------   ----------
                                     $36,180,473    $72,062,593   $68,173,271

Generally, pursuant to procedures established by the Investment Advisor, the fair value of each investment will be initially based upon its original cost to the Fund. Costs will be the primary factor used to determine fair value until significant developments affecting the investee company provide a basis for use in an appraisal valuation. The fair value of debt securities and preferred securities convertible into common stock is the sum of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of preferred securities without regard to conversion features is determined on the basis of the terms of the preferred security, its dividend, and its liquidation and redemption rights. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

The following portfolio transactions are noted for the quarter ended March 31, 2000 (portfolio companies are herein referred to as the "Company"):

    Bentley Pharmaceuticals, Inc. (BNT) In the first quarter ended March 31, 2000, the Company called all of its outstanding 12% Convertible Senior Subordinated Debentures due February 13, 2006. Upon notice of the call, the Fund had the option to convert its debentures into common stock of the Company at a rate of $2.50 per share or to have the debentures redeemed at a value equal to 105% of par plus accrued interest, which equaled $1,050 per $1,000 worth of debentures plus accrued interest. The Fund chose to convert all of its debentures, having a principal amount of $800,000, into 320,000 shares of common stock, increasing the Fund's total ownership of Bentley common stock to 865,100 shares.

    Renaissance US Growth and Income Trust PLC ("RUSGIT") also converted its remaining debentures in the Company into shares of common stock pursuant to the redemption provisions of the Convertible Debenture and Loan Agreements.

    CEREUS Technology Partners, Inc. (CEUS) In the first quarter of 2000, the Fund invested $512,500 into 102,500 shares of CEREUS common stock and also received warrants to purchase 102,500 shares of the Company's common stock. The common stock position is unregistered and restricted from transfer pursuant to Rule 144 of the Securities Act of 1933. The warrants are exercisable at $10.00 per share on or before February 2003 and are subject to a call provision allowing the Company to call the warrants at any time following the date of issuance if the Company's common stock is bid at a 100% premium to the exercised price of the warrant for twenty consecutive business days. The warrant call provision will not take effect until after one year from the February 2000 issuance date unless a registration statement covering the shares of common stock underlying the warrants is then in effect. The Fund does have piggyback registration rights with regard to both the common stock and the warrants.

    Also in the first quarter of 2000, RUSGIT purchased 102,500 shares of CEREUS common stock and 102,500 warrants to purchase the Company's common stock under the same terms and conditions as the Fund's investment.

    Dexterity Surgical, Inc. (DEXT) In the first quarter of 2000, the Fund had the conversion price on its convertible debenture reduced from $1.60 per share to $1.00 per share and also agreed to take payment of interest owing on the debentures in common stock of the Company at a rate of $1.00 per share. The total shares received for the interest was 135,000 shares, and represents interest the Company is obligated to pay from February 1, 2000 through January 31, 2001.

    RUSGIT also had the conversion price on its convertible debenture reduced from $1.60 to $1.00 per share and also agreed to take payment of interest in shares of the Company's common stock under the same terms and conditions as the Fund's agreement.

    eOriginal, Inc. In the first quarter of 2000, the Fund invested an additional $107,280 to purchase 447 shares of the Company's Series B-3 Cumulative Convertible Preferred Stock (the "Preferred"). The Preferred entitles the Fund to a 5% cumulative dividend as well as voting rights and a liquidation preference equal to 100% of the dollar amount invested by the Fund. The Preferred also contains anti-dilution provisions, provides for automatic conversion into the Company's common stock in the event of a qualified initial public offering, and may be redeemed by the Company at any time after December 31, 2000 in an amount equal to 125% of the Fund's liquidation preference. The Preferred is convertible into the Company's common stock at $240 per share.

    In addition to the Fund's investment in the Preferred, RUSGIT also invested an additional $107,040 to purchase 446 shares of the Company's Series B-3 Cumulative Convertible Preferred Stock. With the exception of the dollar amount invested, the investment was made under identical terms and conditions as the Fund's investment.

    Fortune Natural Resources Corporation (FPXA) In February 2000, the Fund agreed to convert all of its convertible debentures, having a cost basis of $350,000, into 1,061,728 shares of the Company's common stock. As additional consideration for the Fund's willingness to convert, it received one year's worth of future interest payments on the debentures paid in common stock of the Company at $0.75 per share, giving the Fund an additional 56,000 shares. Finally, the Fund agreed to convert interest that had accrued on the debentures in January 2000 into common stock of the Company at a rate of $0.75 per share giving the Fund an additional 4,666 shares of common stock.

    Also in February 2000, the Fund agreed to invest an additional $150,000 to purchase 200,000 shares of the Company's common stock at $0.75 per share and as additional consideration the Fund received warrants to purchase 200,000 shares of the Company's common stock on or before February 2003. Warrants on 100,000 shares are exercisable at $1.50 per share while warrants on the second tranche of shares are exercisable at $2.25 per share. These positions are all unregistered securities and are restricted from transfer pursuant to Rule 144 of the Securities Act of 1933.

    RUSGIT also participated in the debenture conversion and further invested an additional $150,000 to purchase 200,000 shares of the Company's common stock and 200,000 warrants. The conversion as well as the new investments were made under identical terms and conditions as the Fund's conversion and investments.

    Integrated Security Systems, Inc.   (IZZI) In January 2000, the Fund agreed
not to convert or receive scheduled principal repayments on the debenture obligations due from the Company for the period December 1999 through March 2000.

    RUSGIT also agreed not to convert or receive scheduled principal repayments on the debenture obligations of the Company from December 1999 through March 2000 under identical terms and conditions as the Fund's agreement.

    CaminoSoft Corporation (aka Interscience Computer Corp.) (IEIC) In the first quarter of 2000, the Fund exercised its 250,000 share warrant by paying the Company $125,000 in exchange for 250,000 shares of common stock. In February 2000, the Fund participated in a private placement by purchasing an additional 250,000 shares of the Company's common stock for $500,000. The shares are unregistered and are restricted from transfer pursuant to Rule 144 of the Securities Exchange Act of 1933.

    At December 31, 1999, RUSGIT did not have an investment in the Company. Subsequent to the year end, RUSGIT participated in the Company's February 2000 private placement by investing $1,000,000 to purchase 500,000 shares of the Company's common stock. With the exception of the amount invested, RUSGIT's investment was made under identical terms and conditions as the Fund's investment in the private placement.

    Laserscope (LSCP) Effective February 11, 2000, the Fund invested $1,000,000 in 8% Convertible Debentures of the Company, maturing February 11, 2007, and convertible into the Company's common stock at $1.25 per share. The debentures have mandatory monthly principal repayments beginning February 11, 2002 and continuing on the first day of each successive month thereafter prior to maturity, and are secured by substantially all of the assets of the Company.
The debentures may be redeemed by the Company at 101% of par if certain price and volume thresholds are met, as defined, and other conditions are met relating to the market for the Company's shares including, but not limited to, a full registration of the underlying shares. The redemption right is subject to the Fund's right to convert the debentures into the Company's common stock. The debentures have standard anti-dilution provisions and also contain a one-time adjustment to the conversion price if the Company fails to meet its budgeted pretax income level for the year ending December 31, 2000, and the closing bid price of the common stock as defined is below the Fund's conversion price in effect at the time of the automatic reset.

    In addition to the Fund's investment in the Company, RUSGIT also invested $1,500,000 into the 8% Convertible Debentures of the Company, which investment was made under identical terms and conditions as the Fund's investment.

    Medical Action Industries, Inc. (MDCI) In the first quarter of 2000, the Fund purchased an additional 56,200 shares of the Company's common stock on the open market for $202,268, or $3.60 per share.

    RUSGIT also purchased an additional 56,200 shares of the Company's common stock on the open market in the first quarter of 2000 for $202,268, or $3.60 per share.

    Simtek Corporation (SRAM) In the first quarter of 2000, the Fund converted its entire $750,000 debenture position into 3,846,154 shares of the Company's common stock. Also in the first quarter, the Fund sold 2,846,154 shares of the Company's common stock pursuant to Rule 144 of the Securities Act of 1933 and realized proceeds of $8,565,675, representing a gain to the Fund before incentive fees of $8,010,675.

    RUSGIT also converted its entire debenture position into 3,846,154 shares of the Company's common stock in the first quarter of 2000, and also sold 2,846,154 shares in the open market realizing identical proceeds and gains as the Fund.

    Voice-It Worldwide Inc. (Liquidating) Effective January 19, 2000, the Bankruptcy Court approved a joint liquidation plan for the Company, which liquidation is proceeding. We cannot say when the liquidation and dissolution will be complete, but we expect it to occur sometime this year. We are also unable to quantify the amount of recovery to the Fund at this time, but we are following the matter closely and at this time we estimate the recovery to be at least $750,000, the fair value of the Voice It investments on the Fund's portfolio at March 31, 2000. We will continue to closely monitor the situation and reassess the value of the Fund's position as events warrant.


(2)   Material Changes in Operations

    Net investment income decreased $350,959 for the quarter ended March 31, 2000 in comparison to the three months ended March 31, 1999. This reported decrease is primarily attributable to a conversion of debt investments to common stock resulting in a decrease of current income, along with an increase in operating expenses resulting from appreciation in portfolio assets. During the first quarter, the Fund experienced $25,104,421 of unrealized gains resulting from an increase in the fair value of its investments.

    Pending investment in portfolio investments, funds are invested in temporary cash accounts and in government securities. At March 31, 2000, all of these funds were held either in a money market fund made up of U.S. Treasury obligations or in triple-A rated obligations backed by the full faith and credit of the U.S. Government.

    During the quarter ended March 31, 2000, the Registrant paid dividend distributions to shareholders in the amount of $497,307. On April 7, 2000, the Fund declared a dividend of $1.54 per share payable June 9, 2000 to holders of record at May 26, 2000. The ex-dividend date is May 24, 2000.


(3)  Year 2000

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

                            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

May 15, 2000                             /S/
                            --------------------------------------------------
                            Russell Cleveland, President and Chairman

May 15, 2000                             /S/
                            --------------------------------------------------
                            Barbe Butschek, Corp. Secretary and Treasurer