Form 10-Q
period 2000-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2000-08-15
CIK 919567

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _________________

                     Commission File Number:  0-20671

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Texas                                   75-2533518
-----------------------------------------------------------------------------
   (State or other jurisdiction                 (I.R.S. Employer I.D. No.)
 of incorporation or organization)

          8080 North Central Expressway, Dallas, Texas  75206-1857
-----------------------------------------------------------------------------
             (Address of principal executive offices)(Zip Code)

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

                     Yes      X         No
                           ------            ------
4,361,617 shares of common stock were outstanding at August 15, 2000.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

Statement of Assets and Liabilities
  (Unaudited)

                    Assets
                                          December 31, 1999   June 30, 2000
                                          -----------------   -------------
Cash and cash equivalents                     $ 5,086,040     $  6,034,266
Investments, at fair value, cost of
 $34,457,935 and $36,112,573 in 1999
 and 2000 respectively                         41,346,302       49,425,688
Interest receivable                               224,283          238,391
Other assets                                       68,497           54,225
                                              -----------      -----------
                                              $46,725,122      $55,752,570
                                              ===========      ===========
           Liabilities and Net Assets

Liabilities:
 Accounts payable                             $   111,708      $   266,262
 Accounts payable - affiliate                     213,390          307,825
 Dividends payable                                465,718              -0-
                                              -----------      -----------
                                                  790,816          574,087
                                              -----------      -----------
Net Assets:
 Common stock, $1 par value; 20,000,000
  shares authorized; 4,561,618 issued,
  4,142,942 and 4,361,617 outstanding           4,342,942        4,561,618
 Additional paid-in capital                    36,258,896       38,799,907
 Treasury stock at cost, 200,000 shares at
  December 31, 1999 and at June 30, 2000       (1,665,220)      (1,665,220)
 Undistributed net investment income            6,997,688       13,482,178
                                              -----------      -----------
    Net assets                                 45,934,306       55,178,483
                                              -----------      -----------
                                              $46,725,122      $55,752,570
                                              ===========      ===========
    Net asset value per share                 $     11.09      $     12.65
                                              ===========      ===========

See accompanying notes to financial statements.
               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                             Statement of Operations

                                   (Unaudited)

                       Three Months Ended June 30,   Six Months Ended June 30,
                           1999          2000           1999          2000
                           ----          ----           ----          ----
Investment Income:
 Interest              $  320,943   $    393,628     $   815,488   $   759,158
 Dividends                 78,733         31,213         314,897        61,087
 Other investment
  income                    9,625          8,625             297        84,875
                       ----------   ------------     -----------   -----------
   Total investment
    income                409,301        433,466       1,130,682       905,120
                       ----------   ------------     -----------   -----------
Expenses:
 Amortization                 -0-            -0-          83,820           -0-
 Bank charges               5,361          9,446          10,691        18,180
 Directors' fees           14,000         19,000          28,000        33,000
 Legal and
  professional             22,761         53,016          51,076       116,909
 Management fees          235,390        242,467         445,852       589,973
 Taxes                     27,840         25,763          27,840        24,884
 Other                     70,231         76,539         110,620       126,833
                       ----------   ------------     -----------   -----------
   Total expenses         375,583        426,231         757,899       909,779
                       ----------   ------------     -----------   -----------
   Net investment
    income                 33,718          7,235         372,783        (4,659)

Realized gain on
 investments            3,824,391            -0-       3,824,391     6,444,540
Unrealized gain (loss)
 on investments         1,190,168    (18,679,683)      7,274,888     6,424,738
                       ----------   ------------     -----------   -----------
Net increase (decrease)
 in net assets result-
 ing from operations   $5,048,277   $(18,672,448)    $11,472,062   $12,864,619
                       ==========   ============     ===========   ===========

See accompanying notes to financial statements.

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      Statement of Changes in Net Assets

                                   (Unaudited)

                        Three Months Ended June 30,   Six Months Ended June 30,
                            1999          2000           1999          2000
                            ----          ----           ----          ----
Increase (decrease) in
 net assets resulting
 from operations

Investment income -
 net                    $    33,718   $     7,235    $   372,783   $    (4,659)
Realized gain on
 investment               3,824,391           -0-      3,824,391     6,444,540
Unrealized gain (loss)
 on investments           1,190,168   (18,679,683)     7,274,888     6,424,738
                        -----------   -----------    -----------   -----------
  Net increase
  (decrease) in net
  assets resulting
  from operations         5,048,277   (18,672,448)    11,472,062    12,864,619
Proceeds from shares
 issued                         -0-     2,759,688            -0-     2,759,688
Distributions to
 shareholders            (3,065,777)   (6,380,130)    (3,397,712)   (6,380,130)
Cost of shares
 repurchased                    -0-           -0-         (3,780)          -0-
                        -----------   -----------    -----------   -----------
  Total increase
   (decrease)             1,982,500   (22,292,890)     8,070,570     9,244,177

Net assets
  Beginning of period    47,563,771    77,471,373     41,475,701    45,934,306
                        -----------   -----------    -----------   -----------
  End of period         $49,546,271   $55,178,483    $49,546,271   $55,178,483
                        ===========   ===========    ===========   ===========

See accompanying notes to financial statements.
             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Notes to Financial Statements

                                June 30, 2000

1. Organization and Business Purpose

   Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"), a Texas corporation, was formed on January 20, 1994. The Fund sold shares pursuant to its initial offering throughout 1994, and the final closing of the initial offering occurred on December 31, 1994. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which Renaissance Capital Group, Inc. ("Investment Advisor") believes offers the opportunity for growth. The Fund is a non-diversified closed-end investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act").

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

   B. Distributions to Shareholders - Dividends to shareholders are recorded on the ex-dividend date. The Fund paid a $1.54 per share dividend on June 9, 2000 to shareholders of record at May 26, 2000. This dividend resulted from gains made in the first quarter of 2000 on the sale of a portion of the Fund's investment in Simtek Corporation.

   C. Management Estimates - The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by the Investment Adviser as to the valuation of investments that effect the amounts and disclosures in the financial statements. Actual results could differ significantly from those estimates.

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

3. Investment Advisory Agreement

   The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The

      RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                         June 30, 2000

3. Investment Advisory Agreement

   Fund accrued a liability of $242,467 for such operational management fees performed during the quarter ended June 30, 2000.

   In addition to the management fee, the Investment Advisory Agreement entitles the Investment Adviser to an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on a quarterly basis. There were no incentive fees earned for the quarterly period that ended June 30, 2000.

   Finally, the Investment Adviser is reimbursed for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursement was $46,335 for the quarter ending June 30, 2000, and is included in general and administrative expenses in the accompanying statement of operations.

4. Capital Share Transactions

   As of June 30, 2000 there were 20,000,000 shares of $1 par value capital stock authorized, 4,561,618 shares issued, 4,361,617 shares outstanding, and additional paid-in capital aggregating $41,696,306. On June 9, 2000, the Fund paid a dividend of $1.54 per share. At June 23, 2000, the Fund's stock was trading at a premium to its $12.62 Net Asset Value ("NAV"), thereby entitling those shareholders participating in the Dividend Reinvestment Plan ("DRIP") to have new shares issued by the Fund at NAV. As a result, 218,675 new shares were issued pursuant to the DRIP increasing the Fund's total shares outstanding to 4,361,617.

   Year-to-date transactions in capital stock are as follows:

                                                     Shares       Amount
                                                     ------       ------
    Balance December 31, 1999                      4,142,942   $38,936,618
    Shares repurchased                               218,675     2,759,688
                                                   ---------   -----------
    Balance June 30, 2000                          4,361,617   $41,696,306
                                                   =========   ===========

5. Temporary Investments

   At June 30, 2000, temporary investments were held in a money market fund made
   up of U.S. Treasury obligations.   As additional cash is realized from the
   liquidation of investments, temporary investments will also be comprised of
   U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

       RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                          June 30, 2000

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

   The Fund's investments are carried in the statements of assets and liabilities as of June 30, 2000 at fair value as determined in good faith by the Investment Advisor. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded. The Fund may attempt to register and sell unregistered securities at any time if the Fund pays the costs of registration, or in the case of securities restricted by Rule 144 of the Securities Act of 1933 (the "Act"), the Fund may exit from some or all of a restricted position if certain holding periods, volume requirements, and other conditions of the Act are met.

   Interest on convertible debentures is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

                        INVESTMENT VALUATION SUMMARY
                                                    CONVERSION         FAIR
                                         COST     OR FACE VALUE       VALUE
Bentley Pharmaceuticals, Inc.
Common Stock                         $ 1,536,029    $ 7,353,349    $ 7,279,816
Options                                      -0-            -0-            -0-

CaminoSoft Corp.
Common Stock                           4,625,000      8,015,626      7,796,408
Warrants to purchase 500,000 shares          -0-        500,000        500,000

CareerEngine Network, Inc.
12% Convertible Debenture                250,000        250,000        250,000
Warrants to purchase 62,500 shares           -0-            -0-            -0-
Warrants to purchase 62,500 shares           -0-            -0-            -0-

CEREUS Technology Partners, Inc.
Common Stock                             512,500        916,094        811,128
Warrants to purchase 102,500 shares          -0-            -0-            -0-

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                                June 30, 2000

6. Investments (continued)

                         INVESTMENT VALUATION SUMMARY
                                                     CONVERSION        FAIR
                                          COST     OR FACE VALUE      VALUE
Communications World Intl., Inc.
8% Convertible Debenture                  250,000        250,000       250,000
Warrants to purchase 100,000 shares         2,000         80,625        25,788

Dexterity Surgical, Inc.
9% Convertible Debenture                1,500,000      1,500,000     1,500,000
8% Convertible Preferred Stock          1,000,000        552,884       552,884
Common Stock                              635,000        186,875       125,662

Display Technologies, Inc.
8.75% Convertible Debenture             1,750,000      1,750,000     1,750,000
5.25% Convertible Preferred Stock         500,000        500,000       500,000
Common Stock                            1,049,741        782,591       774,765
Warrants to purchase 126,000 shares           -0-            -0-           -0-

The Dwyer Group, Inc.
Common Stock                            1,966,632      1,771,875     1,754,156

eOriginal, Inc.
5% Convertible Preferred Stock          1,999,980      1,999,980     1,999,980
Warrants to purchase 659 shares               165            165           165

Fortune Natural Resources Corp.
Common Stock                              545,500        495,898       436,052
Warrants to purchase 200,000 shares           -0-            -0-           -0-

Grand Adventures Tour & Travel
 Publishing Corp.
10% Convertible Debenture                 350,000        350,000       350,000
Common Stock                              130,089        142,188       140,766

Integrated Security Systems, Inc.
Promissory Notes                          265,000        265,000       265,000
Convertible Note                          375,000        495,219       465,506
9% Convertible Debenture                2,084,101      2,752,228     2,616,499
9% Convertible Preferred Stock            150,000        150,000       150,000
Common Stock                              215,899        285,113       282,262
Warrants to purchase 814,299 shares         3,750         67,867        64,020

JAKKS Pacific, Inc.
Common Stock                            3,324,125      8,663,368     8,576,733

Laserscope
8% Convertible Debenture                1,500,000      1,837,500     1,677,250

Medical Action Industries, Inc.
Common Stock                              555,392        560,000       554,400

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture                2,500,000      2,500,000     2,500,000

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                                June 30, 2000

6. Investments (continued)

                        INVESTMENT VALUATION SUMMARY
                                                    CONVERSION         FAIR
                                         COST     OR FACE VALUE       VALUE
Poore Brothers, Inc.
9% Convertible Debenture                 859,047      1,422,797      1,337,429
Common Stock                           1,104,123      1,776,013      1,619,452
Warrants to purchase 85,000 shares           -0-         25,781         24,235
Options                                      -0-          3,438          3,232

RailAmerica, Inc.
6% Convertible Debenture                 500,000        500,000        500,000
Warrants to purchase 15,000 shares           -0-            -0-            -0-

Simtek Corporation
Common Stock                             195,000      1,500,000      1,360,000

SiVault, Inc.
Common Stock                             350,000        350,000        350,000

ThermoView Industries, Inc.
Common Stock                             500,000            -0-            -0-

Voice It Worldwide, Inc.
Investment                             3,028,500      3,028,500        282,100
                                     -----------    -----------    -----------
                                     $36,112,573    $53,580,974    $49,425,688

Pursuant to procedures established by the Investment Advisor, the fair value of each investment will initially be based upon its original cost to the Fund. Costs will be the primary factor used to determine fair value until significant developments affecting the investee company provide a basis for use in an appraisal valuation. The fair value of debt securities and preferred securities convertible into common stock is the sum of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of preferred securities without regard to conversion features is determined on the basis of the terms of the preferred security, its dividend, and its liquidation and redemption rights and absent special circumstances will typically be equal to the lower of cost or 120% of the value of the underlying common stock. The fair value of the conversion features of a security, if any, are based on fair values as of the relevant date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or in the event no closing price exists at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

     The following portfolio transactions are noted for the quarter ended June 30, 2000 (portfolio companies are herein referred to as the "Company"):

     CareerEngine Network, Inc. (CNE) During the second quarter, the Fund advanced the Company $250,000 pursuant to a 12% Convertible Subordinated Debenture due May 2010. The debenture is subordinated to the Company's senior lenders and is convertible into the Company's common stock at a rate of $2.00 per share. The debenture contains standard anti-dilution provisions and entitles the Fund to demand and piggyback registration rights. The Company has the right to redeem the debenture with at least thirty days' notice to the Fund so long as the reported closing price of the common stock equals or exceeds
2.154 times the conversion price in effect for a period of twenty consecutive trading days. In addition to the debenture, as consideration for making the investment the Fund received 125,000 warrants to purchase the Company's common stock. Half of the warrants are exercisable at $4.00 per share on or before May 2003, and the remaining 62,500 warrants are exercisable at $6.00 per share on or before May 2005.

     In addition to the Fund's investment, Renaissance US Growth and Income Trust PLC ("RUSGIT") also purchased $250,000 worth of the Company's Convertible Subordinated Debentures and also received 125,000 warrants to purchase the Company's common stock all of which were purchased pursuant to the same terms and conditions as the Fund's investment.

     Dexterity Surgical, Inc. (DEXT) In the second quarter, the conversion price on the Fund's preferred stock investments was lowered from $1.60 per share to $1.56 per share in consideration of the Fund's allowance of an investment into the Company by third party investors.

     RUSGIT also had the conversion prices on its preferred stock investments lowered from $1.60 per share to $1.56 per share in an identical fashion to the lowering of the Fund's conversion prices.

     Grand Adventures Tour and Travel Publishing Corp. (GATT) Subsequent to June 30, 2000, the Fund made a follow-on investment in the Company by purchasing $500,000 in 8% Convertible Debentures. The debentures have a four year term, accrue interest quarterly, and are convertible into the Company's common stock at a rate of $3.10 per share. The debentures may be redeemed by the Company if the per share bid price of the common stock at the close of trading on each of the ten business days preceding the delivery date of the notice of redemption equals or exceeds $8.50 per share and at least thirty days' notice is given to the Fund of the redemption. As consideration for making the investment, the Fund received piggyback registration rights for all of its investments.

     RUSGIT also made a $500,000 follow-on investment in the 8% Convertible Debentures of the Company subsequent to June 30, 2000. The investment by RUSGIT was made pursuant to the same terms and conditions as the Fund's investment, and also entitles RUSGIT to the same registration rights on all RUSGIT investments as was obtained by the Fund.

     Integrated Security Systems, Inc.   (IZZI)  On May 5, 2000, the Fund
advanced the Company $150,000 pursuant to a 9% Promissory Note in which all accrued unpaid interest and principal on the note is due and payable on demand. The note is secured by the parent and its four subsidiaries which own all or substantially all the assets of the Company, and is also secured by a Stock Pledge Agreement between the parent company and the Fund. Also on May 5, 2000, the Fund renewed and extended its $115,000 Promissory Note and amended its $375,000 Convertible Promissory Note so that both became secured by all or substantially all the Company's assets.

     RUSGIT also lent the Company $150,000 pursuant to a 9% Promissory Note on May 5, 2000, and on that date also renewed and extended its $115,000 Promissory Note and amended its $225,000 Convertible Promissory Note, all of which were done under identical terms and conditions as the Fund's transactions.

     Poore Brothers, Inc. (SNAK) Effective June 28, 2000, the Fund obtained options to purchase the Company's common stock pursuant to the Company's 1995 Stock Option Plan. In total, the Fund received options to purchase 15,000 shares of Poore Brothers common stock at a price of $3.06 per share, which options were granted June 12, 1997, vested June 12, 1998, and must be exercised on or before June 12, 2002. In addition, the Fund obtained options to purchase 10,000 shares of the Company's common stock at $1.31 per share, which options were granted May 14, 1998, vested May 14, 1999, and must be exercised on or before May 14, 2003. These options were obtained by assignment from Robert C. Pearson, Senior Vice President of Renaissance Capital Group, Inc., who earned the options as a member of the Board of Directors of the Company.

     RUSGIT did not receive any of the above referenced options to purchase the Company's common stock because RUSGIT had no investment in the Company at the time the above referenced options were granted.

(2) Material Changes in Operations

     For the quarter ended June 30, 2000, the Fund had net investment income of $7,235, a decrease from the $33,718 in net investment income realized in the second quarter of 1999. The decrease was primarily a result of increased legal and professional fees, and increased management fees which resulted from an increase in the value of the Fund's investment portfolio. For the quarter, operating expenses increased 13.5% in comparison to the same quarter of last year, which increase outweighed the 5.9% increase in investment income in the period, which increase was attributable to higher interest earned on porfolio assets.

     For the six months ended June 30, 2000, the Fund had a net investment loss of $(4,659) versus net investment income of $372,783 for the comparable period of 1999. The decrease is attributable to a 19.9% decrease in investment income which resulted from lower interest and dividend income to the Fund as a result of converting debt and preferred stock instruments into non-income generating common stock, together with a 20% increase in operating expenses for the period, due to increased legal and professional fees and higher management fees resulting from an increase in the value of the Fund's investment portfolio.

     During the second quarter, the Fund experienced $18,679,683 of unrealized losses as a result of lower market prices for securities held in the investment portfolio. For the year to date, however, the Fund has experienced $6,424,738 in unrealized gains on its investments.

     Pending investment in portfolio investments, funds are invested in temporary cash accounts and in government securities. At June 30, 2000, all of these funds were held in a money market fund made up of U.S. Treasury obligations. As additional cash is realized from the liquidation of investments, temporary investments will also be comprised of U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in
Section 55(a) (1) through (5) of the 1940 Act.

     On June 9, 2000, the Registrant paid a dividend to shareholders in the amount of $6,380,130 or $1.54 per share, bringing total distributions made over the life of the Fund to $7.02.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.


August 15, 2000                             /S/
                            _________________________________________________
                                Russell Cleveland, Chairman and President
                                (Principal Executive Officer)

August 15, 2000                             /S/
                            _________________________________________________
                                Barbe Butschek, Chief Financial Officer
                                (Principal Financial Officer)