Form 10-Q
period 2000-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2000-11-14
CIK 919567

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended September 30, 2000

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

                     Yes      X         No
                           ------            ------
4,361,617 shares of common stock were outstanding at November 15, 2000.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                   Statement of Assets and Liabilities
                               (Unaudited)

              Assets
                                        December 31, 1999  September 30, 2000
                                        -----------------  ------------------
Cash and cash equivalents                   $ 5,086,040        $13,474,195
Investments, at fair value, cost of
$34,457,935 and $39,723,986 in 1999
and 2000 respectively                        41,346,302         56,638,256
Interest receivable                             224,283            331,353
Other assets                                     68,497             47,016
                                            -----------        -----------
                                            $46,725,122        $70,490,820
                                            ===========        ===========
      Liabilities and Net Assets

Liabilities:
 Accounts payable                           $   111,708        $    90,228
 Accounts payable - affiliate                   213,390            582,318
 Accounts payable - brokerage                         0         11,000,000
 Dividends payable                              465,718                  0
                                            -----------        -----------
                                                790,816         11,672,546
                                            -----------        -----------
Net Assets:
 Common stock, $1 par value;
  20,000,000 shares authorized;
  4,561,618 issued, 4,142,942
  and 4,361,617 outstanding                   4,342,942          4,561,618
 Additional paid-in capital                  36,258,896         38,799,907
 Treasury stock at cost,
  200,000 shares at December 31,
  1999 and at September 30, 2000             (1,665,220)        (1,665,220)
 Undistributed net investment income          6,997,688         17,121,969
                                            -----------        -----------
    Net assets                               45,934,306         58,818,274
                                            -----------        -----------
                                            $46,725,122        $70,490,820
                                            ===========        ===========
    Net asset value per share               $     11.09        $     13.49
                                            ===========        ===========

See accompanying notes to financial statements.
           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Statement of Operations

                             (Unaudited)

                     Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                          1999         2000            1999         2000
                          ----         ----            ----         ----
Investment Income:
 Interest              $  145,033   $  366,633     $   960,521   $ 1,125,791
 Dividends                 26,301       23,403         341,198        84,490
 Other investment
  income                  (27,361)      20,375         (27,064)      105,250
                       ----------   ----------     -----------   -----------
   Total investment
    income                143,973      410,411       1,274,655     1,315,531
                       ----------   ----------     -----------   -----------
Expenses:
 Amortization                 -0-          -0-          83,820           -0-
 Bank charges               6,575       14,506          17,266        32,686
 Directors' fees           15,500       18,000          43,500        51,000
 Legal and
  professional             40,077       37,923          91,153       154,832
 Management fees          229,104      258,461         674,956       848,434
 Taxes                        -0-          -0-          27,840        24,884
 Other                     41,494       42,886         152,114       169,719
                       ----------   ----------     -----------   -----------
   Total expenses         332,750      371,776       1,090,649     1,281,555
                       ----------   ----------     -----------   -----------
   Net investment
    income               (188,777)      38,635         184,006        33,976

Realized gain on
 investments            5,430,972          -0-       9,255,363     6,444,540
Unrealized gain (loss)
 on investments        (4,008,753)   3,601,156       3,266,135    10,025,894
                       ----------   ----------     -----------   -----------
Net increase (decrease)
 in net assets result-
 ing from operations   $1,233,442   $3,639,791     $12,705,504   $16,504,410
                       ==========   ==========     ===========   ===========

See accompanying notes to financial statements.
           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                   Statement of Changes in Net Assets

                              (Unaudited)

                    Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                         1999         2000             1999         2000
                         ----         ----             ----         ----
Increase (decrease)
 in net assets
 resulting from
 operations

Investment income -
 net                 $  (188,777)  $    38,635     $   184,006   $    33,976
Realized gain on
 investment            5,430,972           -0-       9,255,363     6,444,540
Unrealized gain
 (loss) on
 investments          (4,008,753)    3,601,156       3,266,135    10,025,894
                     -----------   -----------     -----------   -----------
Net increase
 (decrease) in net
 assets resulting
 from operations       1,233,442     3,639,791      12,705,504    16,504,410
Proceeds from shares
 issued                      -0-           -0-             -0-     2,759,688
Distributions to
 shareholders         (5,178,677)          -0-      (8,576,389)   (6,380,130)
Cost of shares
 repurchased                 -0-           -0-          (3,780)          -0-
                     -----------   -----------     -----------   -----------
Total increase
 (decrease)           (3,945,235)    3,639,791       4,125,335    12,883,968

Net assets
 Beginning of period  49,546,271    55,178,483      41,475,701    45,934,306
                     -----------   -----------     -----------   -----------
 End of period       $45,601,036   $58,818,274     $45,601,036   $58,818,274
                     ===========   ===========     ===========   ===========

See accompanying notes to financial statements.
             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        Notes to Financial Statements

                             September 30, 2000

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

2.  Significant Accounting Policies

    A. Federal Income Taxes - The Fund intends to elect the special income tax treatment available to a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. If a RIC meets certain diversification and distribution requirements under the Code, it qualifies for pass-through tax treatment. The Fund would cease to qualify for pass-through tax treatment if it were unable to comply with these requirements. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in both the Fund's net assets and the amount of income available for distribution to shareholders.

    B.  Distributions to Shareholders - Dividends to shareholders are recorded
        on the ex-dividend date.   There were no dividends during the quarter
        ended September 30, 2000.

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

3.  Investment Advisory Agreement

    The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net
              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                             September 30, 2000

3.  Investment Advisory Agreement

    Assets each quarter. The Fund accrued a liability of $258,461 for such operational management fees performed during the quarter ended September 30, 2000.

    In addition to the management fee, the Investment Advisory Agreement entitles the Investment Adviser to an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital loss of the Fund. This management incentive fee is calculated on a quarterly basis. There were no incentive fees earned for the quarterly period that ended September 30, 2000.

    Finally, the Investment Adviser is reimbursed for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursement was $29,154 for the quarter ending September 30, 2000, and is included in general and administrative expenses in the accompanying statement of operations.

4.  Capital Share Transactions

    As of September 30, 2000 there were 20,000,000 shares of $1 par value capital stock authorized, 4,561,618 shares issued, 4,361,617 shares outstanding, and additional paid-in capital aggregating $41,696,306.

    Year-to-date transactions in capital stock are as follows:

                                                    Shares        Amount
                                                    ------        ------
    Balance December 31, 1999                     4,142,942    $38,936,618
    Shares repurchased                              218,675      2,759,688
                                                  ---------    -----------
    Balance September 30, 2000                    4,361,617    $41,696,306
                                                  =========    ===========

5.  Temporary Investments

    At September 30, 2000, temporary investments were held in a money market
    fund made up of U.S. Treasury obligations and a U.S. Treasury bill.   As
    additional cash is realized from the liquidation of investments, temporary investments will also be comprised of U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

    The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
    Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets in eligible portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. At September 30, 2000, the Fund had over 70% of its assets in eligible portfolio investments.

            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                            September 30, 2000

6.  Investments

    The Fund's investments are carried in the statements of assets and liabilities as of September 30, 2000 at fair value as determined in good faith by the Investment Advisor. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded. In certain instances, the Fund has registration rights. In addition, the Fund may sell restricted securities pursuant to Rule 144 of the Securities Act of 1933 (the "Act") if certain holding periods, volume requirements, and other conditions of the Act are met.

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

                        INVESTMENT VALUATION SUMMARY
                                                      CONVERSION       FAIR
                                           COST     OR FACE VALUE     VALUE
Bentley Pharmaceuticals, Inc.
Common Stock                           $ 1,947,142   $ 9,859,896   $ 9,761,297
Options                                        -0-           -0-           -0-

CaminoSoft Corp.
Common Stock                             4,625,000     8,086,051     7,865,345
Warrants to purchase 500,000 shares            -0-       500,000       500,000

CareerEngine Network, Inc.
12% Convertible Debenture                  250,000       250,000       250,000
Warrants to purchase 62,500 shares             -0-           -0-           -0-
Warrants to purchase 62,500 shares             -0-           -0-           -0-

CEREUS Technology Partners, Inc.
Common Stock                               512,500       858,438       756,932
Warrants to purchase 102,500 shares            -0-           -0-           -0-

Communications World Intl., Inc.
8% Convertible Debenture                   250,000       270,833       254,583
Warrants to purchase 100,000 shares          2,000       102,500        46,350

Dexterity Surgical, Inc.
9% Convertible Debenture                 1,500,000     1,500,000     1,500,000
8% Convertible Preferred Stock           1,000,000       312,538       312,538
Common Stock                               635,000       105,639        49,301

Display Technologies, Inc.
8.75% Convertible Debenture              1,750,000     1,750,000     1,750,000
5.25% Convertible Preferred Stock          500,000       472,973       472,973
Common Stock                             1,049,741       699,336       692,342
Warrants to purchase 126,000 shares            -0-           -0-           -0-

              RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                             September 30, 2000

6.  Investments (continued)


                        INVESTMENT VALUATION SUMMARY
                                                       CONVERSION       FAIR
                                            COST      OR FACE VALUE    VALUE
The Dwyer Group, Inc.
Common Stock                              1,966,632     1,645,312    1,628,859

eOriginal, Inc.
5% Convertible Preferred Stock             4,000,030    8,997,250    8,577,419
Warrants to purchase 659 shares                  165      448,285      371,388

Fortune Natural Resources Corp.
Common Stock                                 545,500      495,898      490,939
Warrants to purchase 200,000 shares              -0-          -0-          -0-

Grand Adventures Tour & Travel
 Publishing Corp.
10% Convertible Debenture                    350,000      350,000      350,000
8% Convertible Debenture                   1,000,000    1,000,000    1,000,000
Common Stock                                 130,089      108,063      106,982

Integrated Security Systems, Inc.
Promissory Notes                             515,000      515,000      515,000
Convertible Note                             375,000      375,000      375,000
9% Convertible Debenture                   2,084,101    2,084,101    1,453,750
9% Convertible Preferred Stock               150,000      150,000          -0-
Common Stock                                 215,899      215,899          -0-
Warrants to purchase 814,299 shares            3,750        3,750          -0-

JAKKS Pacific, Inc.
Common Stock                               3,324,125    5,524,762    5,469,514

Laserscope
8% Convertible Debenture                   1,500,000    2,250,000    2,065,000

Medical Action Industries, Inc.
Common Stock                                 555,392      630,000      623,700

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture                   2,450,250    2,450,250    2,450,250

Poore Brothers, Inc.
9% Convertible Debenture                     859,047    2,362,379    2,220,636
Common Stock                               1,104,123    2,948,851    2,721,920
Warrants to purchase 85,000 shares               -0-      118,750      111,625
Options                                          -0-       14,375       13,513

RailAmerica, Inc.
6% Convertible Debenture                     500,000      500,000      500,000
Warrants to purchase 15,000 shares               -0-          -0-          -0-

Simtek Corporation
Common Stock                                 195,000      850,000      749,000

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                  Notes to Financial Statements (Continued)

                             September 30, 2000

6.    Investments (continued)


                        INVESTMENT VALUATION SUMMARY
                                                     CONVERSION        FAIR
                                             COST   OR FACE VALUE     VALUE
SiVault, Inc.
Common Stock                                 350,000      350,000      350,000

ThermoView Industries, Inc.
Common Stock                                 500,000          -0-          -0-

Voice It Worldwide, Inc.
Investment                                 3,028,500    3,028,500      282,100
                                         -----------  -----------  -----------
                                         $39,723,986  $62,184,629  $56,638,256
                                         ===========  ===========  ===========

Pursuant to procedures established by the Investment Adviser, the fair value of each investment will initially be based upon its cost to the Fund. Costs will be the primary factor used to determine fair value until significant developments affecting the investee company provide a basis for use in an appraisal valuation. The fair value of debt securities and preferred securities convertible into common stock is the sum of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of preferred securities without regard to conversion features is determined on the basis of the terms of the preferred security, its dividend, and its liquidation and redemption rights and absent special circumstances will typically be equal to the lower of cost or 120% of the value of the underlying common stock. The fair value of the conversion features of a security, if any, are based on fair values as of the relevant date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or in the event no closing price exists at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.


(1) Material Changes in Financial Condition

     The following portfolio transactions are noted for the quarter ended September 30, 2000 (portfolio companies are herein referred to as the "Company"):

     Bentley Pharmaceuticals, Inc. (BNT) In the third quarter ended September 30, 2000, the Fund purchased 52,100 shares of the Company's common stock on the open market for $411,082, a price per share of $7.89.

     CEREUS Technology Partners, Inc.  (VRSO)   On September 29, 2000, the
Company announced it had completed its merger with Eltrax Systems, Inc. and the combined Company's name was changed to Verso Technologies, Inc. Pursuant to the plan of merger, CEREUS shareholders received 1.75 shares of Eltrax common stock for each share of CEREUS common stock, giving the Fund 179,375 shares of Verso common stock and also entitling the Fund to warrant coverage equal to the number of shares of common owned by the Fund. Verso now trades under the trading symbol VRSO on the NASDAQ National Market.

     Pursuant to the terms of merger, RUSGIT also had its common share ownership increased to 179,375, and also had its warrant coverage increase proportionately according to the merger terms.

     Communications World International, Inc. (CWII) Subsequent to September 30, 2000, the Fund advanced the Company $125,000 pursuant to an 8% Convertible Promissory Note. The Note is convertible at $1.50 per share, calls for monthly interest payments and matures on the earlier to occur of September 30, 2002, or receipt by the Company of gross cash proceeds from an equity financing in excess of $4,000,000, or the completion of a merger of the Company into another company in which the Company's shareholders receive a minimum of $10,000,000. The Note also contains standard anti-dilution and registration provisions, and as additional consideration for advancing monies to the Company, the Fund received payment for all accrued and outstanding interest through October 13, 2000 on the Fund's $250,000 Promissory Note, which represents the Fund's initial investment into the Company.

     Subsequent to September 30, 2000, RUSGIT advanced the Company $250,000 pursuant to an 8% Convertible Promissory Note. With the exception of the dollar amount invested, the RUSGIT investment was made under identical terms and conditions as the Fund's investment, and also allowed RUSGIT to receive payment for all accrued and outstanding interest owed by the Company on a prior investment by RUSGIT in the Convertible Notes of the Company.

     eOriginal, Inc.  (Private)   On September 25, 2000, the Fund purchased
2,353 shares of the Company's Series C-l Cumulative Convertible Preferred Stock for $2,000,050, representing a price per share of $850. The Series C-1 Preferred entitles the Fund to a 5% dividend which accrues quarterly on a cumulative basis and entitles the Fund to voting rights and a liquidation preference equal to 100% of the dollar amount invested by the Fund. The Preferred also contains anti-dilution provisions, provides for automatic conversion into the Company's common stock in the event of a qualified initial public offering and may be redeemed by the Company at any time after December 31, 2002 in an amount equal to 125% of the Fund's liquidation preference. The Preferred is convertible into the Company's common stock at $850 per share.

     In addition to the Fund's investment in the Series C-1 Preferred, RUSGIT also invested an additional $1,500,250 to purchase 1,765 shares of the Company's Series C-1 Cumulative Convertible Preferred Stock. With the exception of the dollar amount invested, the RUSGIT investment was made under identical terms and conditions as the Fund's investment.

     Grand Adventures Tour and Travel Publishing Corp. (GATT) On July 14, 2000, the Fund made a follow-on investment in the Company by purchasing $500,000 in 8% Convertible Debentures convertible into the Company's common stock at $3.10 per share. On September 14, 2000, the Fund made another follow-on investment in the Company by purchasing $500,000 in 8% Convertible Debentures convertible into the Company's common stock at $3.00 per share. Except for the different conversion prices, both sets of debentures carry identical terms. They have a four year term, accrue interest quarterly, and may be redeemed by the Company if the per share price of the common stock at the close of trading on each of the ten business days preceding the delivery date of the notice of redemption equals or exceeds $8.50 per share and at least thirty days' notice is given to the Fund of the redemption. As consideration for making the investments, the Fund received piggyback registration rights for all of its investments.

     RUSGIT also made two $500,000 follow-on investments in the 8% Convertible Debentures of the Company on July 14 and September 14, 2000. The investments by RUSGIT were made pursuant to the same terms and conditions as the Fund's investments, and also entitle RUSGIT to the same registration rights on all RUSGIT investments as was obtained by the Fund.

     Integrated Security Systems, Inc.  (IZZI)   In August 2000, the Fund agreed
to advance the Company up to $250,000 in Senior Secured Promissory Notes bearing interest at 9% and maturing ninety days from the date of initiation. The Senior Secured Notes are covered by the Security Agreement previously executed by the Company in favor of the Fund and entitles the Fund to be secured by all of the assets of the parent Company and all of its operating subsidiaries. The Fund advanced $100,000 to the Company on August 25, 2000, $100,000 on September 15, 2000, and the remaining $50,000 was advanced to the Company on September 29, 2000, all advances being made pursuant to the Notes.

     RUSGIT also advanced $250,000 to the Company, which advances were made in the same amounts and on the same dates as the Fund's investments, and which investments were made pursuant to 9% Senior Secured Promissory Notes bearing identical terms and conditions as the Fund's promissory notes.

     Subsequent to September 30, 2000, the Company announced that it plans to submit to IZZI shareholders for approval a financial restructuring plan that involves many of the investment instruments owned by the Fund and RUSGIT. The Fund and RUSGIT have agreed to exchange all its convertible debentures, convertible notes, promissory notes, and accrued interest into a new class of preferred stock (the "Class E Preferred") that would carry a 5% dividend that accrues but is not paid until redemption, and would be convertible into shares of the Company's common stock at $0.20 per share. The Class E Preferred would be redeemable in years three through five or earlier from proceeds of the sale of certain assets that currently make up a portion of the collateral security for the Fund's investment.

     As an additional term of the restructuring plan, the Fund and RUSGIT agreed to advance up to $1,000,000 to the Company ($500,000 per Fund) in 120 day convertible promissory notes which will be exchangeable into an additional class of preferred stock of the Company (the "Class F Preferred"). The Class F Preferred will carry a 5% dividend which accrues for two years and will be convertible into common stock of the Company at $0.20 per share. If the convertible promissory notes are not converted into the Class F Preferred in the first 120 days of the note period, then the notes will mature with interest at 8% and be secured by the Security Agreement previously executed by the Company in favor of the Fund. On October 20, 2000, the Fund and RUSGIT each advanced $100,000 pursuant to the convertible notes, and on November 3, 2000, the Fund and RUSGIT each advanced an additional $100,000 pursuant to the convertible notes.

     Play By Play Toys & Novelties, Inc.  (PBYP)   In the quarter ended
September 30, 2000, the Company repaid $49,750 of the principal balance of the Convertible Debentures outstanding. The Company now has an outstanding principal balance of $2,450,250.

     The Company also made principal payments to RUSGIT in an identical amount as the Fund's repayments and the principal balance outstanding on its Debenture at September 30, 2000 was also $2,450,250.

     Voice It Worldwide, Inc.   In the quarter ended September 30, 2000, the
Fund received a payment from the estate of $467,900 as part of the Joint Plan of Liquidation being carried out by the Liquidation Trustee. The estate has not yet been fully liquidated, and the Fund expects another payment before the liquidation will be complete.

***

     Pending investment in portfolio investments, funds are invested in temporary cash accounts and in government securities. At September 30, 2000, all of these funds were held in a money market fund made up of U.S. Treasury obligations. As additional cash is realized from the liquidation of investments, temporary investments will also be comprised of U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in
Section 55(a) (1) through (5) of the 1940 Act.

(2)   Material Changes in Operations

     For the quarter ended September 30, 2000, the Fund had net investment income of $38,635, an increase of 121% over the net investment loss of $(188,777) realized in the third quarter of 1999. The increase was primarily attributable to a 152% increase in interest income versus the same period of fiscal 1999, which increase was partially offset by a 12% rise in operating expenses versus the third quarter of 1999. Expenses increased primarily due to higher management fees resulting from an increase in the value of the Fund's investment portfolio.

     For the nine months ended September 30, 2000, the Fund had net investment income of $33,976 versus net investment income of $184,006 for the comparable period of 1999. The decrease is attributable to a 17.5% increase in operating expenses over the same period of fiscal 1999, due to increased legal fees and higher management fees resulting from an increase in the value of the Fund's investment portfolio.

     During the third quarter, the Fund experienced $3,601,156 of unrealized gains as a result of higher market prices for securities held in the investment portfolio. For the year to date, the Fund has experienced $10,025,894 in unrealized gains on its investments.

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

November 15, 2000                    /S/
                          ---------------------------------------------------
                          Russell Cleveland, Chairman and President
                          (Principal Executive Officer)

November 15, 2000                    /S/
                          ---------------------------------------------------
                          Barbe Butschek, Chief Financial Officer
                          (Principal Financial Officer)