Form 10-K
period 2000-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2001-03-30
CIK 919567

Securities and Exchange Commission
                      Washington, D. C. 20549


                             Form 10-K
Mark One
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2000 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes (X)          No ( )

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. (X)

As of March 28, 2001 there were 4,341,618 shares of Registrant's stock outstanding. The aggregate market value of the stock held by non-affiliates, based on the closing price of such stock as of March 28, 2001 was $38,503,832.50. 288,583 shares of stock held by affiliates were valued at $2,741,538.50.

Documents Incorporated by Reference: Certain portions of the Registrant's Definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held on May 18, 2001 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                             Part I

     Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project, " "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and that such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed or included by reference in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements.

Item 1. Business.

GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital Growth & Income Fund III, Inc. (sometimes referred to as the "Fund" or the "Registrant") is a Texas corporation formed January 20, 1994 that has elected to operate as a Business Development Company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Through December 31, 2000, the Fund has raised $41,489,500 through capital contributions and the public sale of its common stock, par value $1.00 per share.

     The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in privately placed securities of small public companies ("Portfolio Companies").

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

     Generally, investments are and will continue to be in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or companies that in the opinion of the Investment Adviser have the ability to effect a public offering within three to five years. The Fund generally invests in preferred stock or debentures of a Portfolio Company, which securities are convertible into or exchangeable for common stock of the Portfolio Company. While such common stock of the Portfolio Company may be publicly traded, the common stock acquired by the Fund is generally unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act of 1933, as amended (the "Securities Act"), or after registration pursuant to the Securities Act.

     From inception through December 31, 2000 the Fund had made investments in twenty eight (28) different portfolio companies having an aggregate cost of $58,908,672. The Fund had active investments in twenty two (22) portfolio companies at December 31, 2000, and is seeking additional investment opportunities.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Fund has no concentrated industry segments. The Fund does not contemplate specializing in any particular industry but instead anticipates allocating its investments to a variety of industries.

NARRATIVE DESCRIPTION OF THE BUSINESS

     The Fund, as a Business Development Company, is engaged primarily in investments in convertible securities of small public companies.

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

     At December 31, 2000, the Fund's investment assets were classified by amount as follows:

                                                             Percentage
            Classification                        Value       Of Assets
            --------------                        -----      ----------
       Eligible Portfolio Investments          $55,678,317      86.89%
        (including cash and cash equivalents)
       Other Portfolio Investments             $ 8,399,283      13.11%
                                               -----------     ------
                                               $64,077,600     100.00%

INVESTMENT OBJECTIVES

     The investment objective of the Fund is to provide its shareholders with both current income and long-term capital appreciation.

     The Fund seeks to provide returns to shareholders through cash dividends of net investment income and through distributions of realized gains or of securities that have appreciated in value. During 2000, no quarterly income dividends were paid as a result of conversions of debt instruments into underlying equity securities of portfolio companies. As the Fund's portfolio matures, it is expected that this trend will continue in order for the Fund to realize capital gains from the appreciation of Portfolio Company equity securities.

GENERAL INVESTMENT POLICIES

     The Fund invests in Emerging Growth Company securities that are generally not available to the public and which typically require substantial financial commitment. An Emerging Growth Company is generally considered to have the following attributes: (1) either a publicly held company with a relatively small market capitalization or a privately held company; (2) an established operating history but of a limited period so as to not have fully developed its market potential for the products or services offered; and (3) a provider of new product or service that allows the company an opportunity for exceptional growth. However, because the extent and nature of the market for such product or services is not fully known, there is uncertainty as to the rate and extent of growth and also uncertainty as to the capital and human resources required to achieve the goals sought.

     With respect to investments in Emerging Growth Companies, the Fund emphasizes investing in convertible preferred stock or convertible debentures of publicly held companies that the Fund anticipates will be converted into common stock and registered for public sale within three to five years after the private placement. In addition, the Fund anticipates participating in bridge financings in the form of loans which are convertible into common stock of the issuer or issued together with equity participation, or both, for companies which the Fund anticipates will complete a stock offering or other financing within one or more years from the date of the investment. The Fund will make bridge loans, either secured or unsecured, intended to carry the borrower to a private placement, an initial public offering or a merger and acquisition transaction.

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

     The Investment Advisory Agreement provides that Renaissance Group is entitled to receive a management fee of 1.75% of the Fund's assets which is determined and payable on a quarterly basis. In addition to the management fee of 1.75% of the fund's assets, Renaissance Group is entitled to receive an incentive fee (the "incentive fee") in an amount equal to 20% of the Fund's realized capital gains computed net of all realized capital losses and unrealized depreciation. The incentive fee is accrued and paid on a quarterly basis.

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

FUND PORTFOLIO INVESTMENTS

     At December 31, 2000 the Fund had active investments in the following Portfolio Companies.

Active Link Communications, Inc. (formerly Communications World International, Inc.) (ACVE)

     Active Link Communications, Inc. markets a range of voice communications products and technical services to large communication companies and directly to large and small end users in the Denver, Houston and Dallas-Ft. Worth metropolitan areas.

     In the fourth quarter, the Fund advanced the Company $125,000 pursuant to an 8% Convertible Promissory Note. The Note is convertible at $1.50 per share, calls for monthly interest payments and matures on the earlier to occur of September 30, 2002, or receipt by the Company of gross cash proceeds from an equity financing in excess of $4,000,000, or the completion of a merger of the Company into another company in which the Company's shareholders receive a minimum of $10,000,000. The Note also contains standard anti-dilution and registration provisions, and as additional consideration for advancing monies to the Company, the Fund received payment for all accrued and outstanding interest through October 13, 2000 on the Fund's $250,000 Promissory Note, which represents the Fund's initial investment into the Company.

     At December 31, 2000, the Fund owned $375,000 in 8% Subordinated Convertible Promissory Notes (the $125,000 note described above together with a $250,000 note which constituted the Fund's initial investment in the Company when made in the fourth quarter of 1999), and warrants to purchase 100,000 shares of common at $0.60 per share on or before September 30, 2004 and having a cost basis of $2,000. Like the $125,000 note, the Fund's $250,000 note accrues interest at 8%, is unsecured, and matures on the earlier to occur of September 30, 2002, or receipt by the Company of gross cash proceeds from an equity financing in excess of $4,000,000, or the completion of a merger of the Company into another company in which the Company shareholders receive a minimum of $10,000,000. The Note is convertible into the Company's common stock at $1.50 per share, and contains standard anti-dilution provisions which protect the Fund in the event that common stock is issued by the Company for a price per share below the conversion price, or where the common stock issuable upon conversion of the Note is changed into the same or different number of shares of any other classes of stock by capital reorganization, reclassification, or otherwise. The Company is entitled to pay the principal amount of the note without penalty at any time upon sixty days prior notice to the Fund so long as the average closing price of the common stock for the thirty trading days prior to the notice is $3.75 and a registration statement is in effect covering the resale of the underlying shares of common stock. The Fund is entitled to limited shelf registration rights, and the Company has a duty to use "best efforts" to register the Fund's underlying shares once a conversion is effectuated.

     At December 31, 2000, RUSGIT owned $750,000 in 8% Subordinated Convertible Promissory Notes and had warrants to purchase 200,000 shares of the Company's common stock at $0.60 per share. Except for the amounts invested and the number of warrants owned, the RUSGIT investments have the same terms and conditions as the Fund's investments.

Bentley Pharmaceuticals, Inc. (BNT)

     Bentley Pharmaceuticals, Inc. is an emerging international pharmaceutical company focused on improving drugs through new drug delivery technologies and commercializing such drugs in the U.S. and other major markets. Bentley also manufactures and markets pharmaceutical products in Spain for the treatment of cardiovascular, gastrointestinal, neurological, infectious and other diseases.

     In the first quarter, the Company called all of its outstanding 12% Convertible Senior Subordinated Debentures due February 13, 2006. Upon notice of the call, the Fund had the option to convert its debentures into common stock of the Company at a rate of $2.50 per share or to have the debentures redeemed at a value equal to 105% of par plus accrued interest, which equaled $1,050 per $1,000 worth of debentures plus accrued interest. The Fund chose to convert all of its debentures, having a principal amount of $800,000, into 320,000 shares of common stock.

     In the third quarter ended September 30, 2000, the Fund purchased 52,100 shares of the Company's common stock on the open market for $411,082, a price per share of $7.89.

     At December 31, 2000, the Fund owned 917,200 shares of the Company's common stock and also owned options to purchase 19,791 shares of the Company's common stock. 7,779 of the options have vested and are exercisable at $3.00 per share on or before June 30, 2009. 12,012 of the options vest in June 2001 and are exercisable at $7.25 on or before June 9, 2010. The common stock underlying the options is subject to Rule 144 of the Securities Act. The Fund's options were obtained by assignment from Russell Cleveland, President of Renaissance Capital Group, Inc., who earned the options as a member of the Company's Board of Directors.

     At December 31, 2000, RUSGIT owned 1,104,400 shares of the Company's common stock having a basis of $2,080,468.

CaminoSoft Corporation  (CMSF)

     CaminoSoft Corporation is a creator of proprietary hardware and operating software solutions designed to store and manage the vast quantities of data constantly created in a wide range of businesses and industries which are required to maintain and access that data.

     In the first quarter of 2000, the Fund exercised its 250,000 share warrant by paying the Company $125,000 in exchange for 250,000 shares of common stock. In February 2000, the Fund participated in a private placement by purchasing an additional 250,000 shares of the Company's common stock for $500,000. The shares are unregistered and are restricted from transfer pursuant to Rule 144 of the Securities Act.

     At December 31, 2000, the Fund owned 2,250,000 shares of the Company's common stock having a basis of $4,625,000 and warrants to purchase 500,000 shares of the Company's common stock at $1.00 per share on or before April 18, 2001.

     At December 31, 2000, RUSGIT owned 1,000,000 shares of the Company's common stock.

CareerEngine Network, Inc.  (CNE)

     CareerEngine Network, Inc. is a leading network of category-specific career search destinations. Its Career Solutions division is an applications service provider that builds and maintains custom career portals for online and offline industries and their related web sites.

     Effective June 28, 2000, the Fund made its initial investment in CareerEngine by advancing the Company $250,000 pursuant to a 12% Convertible Subordinated Debenture due May 2010 and convertible into the Company's common stock at a rate of $2.00 per share. The debenture contains standard anti-dilution provisions and entitles the Fund to demand and piggyback registration rights. The Company has the right to redeem the debenture with at least thirty days notice to the Fund so long as the reported closing price of the common stock equals or exceeds 2.154 times the conversion price in effect for a period of twenty consecutive trading days. In addition to the debenture, as consideration for making the investment the Fund received 125,000 warrants to purchase the Company's common stock. Half of the warrants are exercisable at $4.00 per share on or before May 2003, and the remaining 62,500 warrants are exercisable at $6.00 per share on or before May 2005.

     In addition to the Fund's investment, RUSGIT also purchased $250,000 worth of the Company's Convertible Subordinated Debentures and also received 125,000 warrants to purchase the Company's common stock all of which were purchased pursuant to the same terms and conditions as the Fund's investment.

Dexterity Surgical, Inc.  (DEXT)

     Dexterity Surgical, Inc. is engaged in the development, manufacture, and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery.

     In the first quarter of 2000, the Fund had the conversion price on its convertible debenture reduced from $1.60 per share to $1.00 per share and also agreed to take payment of interest owing on the debentures in common stock of the Company at a rate of $1.00 per share in consideration of the Fund's allowance of an investment into the Company by third party investors. The total shares received for the interest was 135,000 shares, and represents interest the Company was obligated to pay from February 1, 2000 through January 31, 2001. In the second quarter, the conversion price on the Fund's preferred stock investments was lowered from $1.60 per share to $1.56 per share in consideration of the Fund's allowance of an investment into the Company by third party investors.

     At December 31, 2000, the Fund owned $1,500,000 of the Company's 9% Convertible Debentures having a conversion price of $1.00 per share which are secured by all of the assets of the parent and its subsidiary but which security is subordinate to certain senior lenders. The debentures have mandatory monthly principal installments beginning December 19, 2000 which installments continue on the first day of each successive month thereafter prior to maturity on December 19, 2004. In addition to the debentures, the Fund owns $1,000,000 of the Company's Series A Cumulative Convertible Preferred Stock, which has an 8% cumulative dividend, is payable quarterly, is convertible into the Company's common stock at $1.56 per share, and has a liquidation preference equal to 100% of the dollar amount invested by the Fund in the preferred shares. Finally, the Fund owns 260,000 shares of the Company's common stock which are restricted pursuant to Rule 144 of the Securities Act, and options to purchase 5,000 shares of the Company's common stock at $0.75 per share. The options have vested and are exercisable on or before July 27, 2010. The Fund's options were obtained by assignment from Robert C. Pearson, Sr. Vice President of Renaissance Capital Group, Inc., who earned the options as a member of the Company's Board of Directors. Mr. Pearson has since resigned from the Company's Board.

     In addition to the Fund's investments, at December 31, 2000, RUSGIT had invested $1,500,000 in Convertible Debentures of the Company, $1,000,000 in the Company's Series A Cumulative Convertible Preferred Stock, and owned 260,000 shares of the Company's common stock. The investments by RUSGIT were made under the same terms and conditions as the Fund's investments.

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

     At December 31, 2000, the Fund owned $1,750,000 in the Company's 8.75% Convertible Debentures, $500,000 of 5.25% Cumulative Convertible Series A Preferred Stock, 266,414 shares of common stock, warrants to purchase 110,250 shares of common stock at $3.92 on or before March 2, 2003, and warrants to purchase 15,750 shares of the Company's common stock at $3.33 on or before July 30, 2004.

     Subsequent to December 31, 2000, the Fund, together with RUSGIT and Raymond James Capital Partners, L.P. ("Raymond James"), another significant DTEK investor, consummated a transaction with the Company pursuant to an Agreement to Provide Guarantee ("Guarantee") dated January 17, 2001. Pursuant to the Guarantee, Raymond James guaranteed $1,750,000 of Company debt and RUSGIT agreed to indemnify Raymond James with respect to a portion of any payments made by Raymond James pursuant to the Guarantee up to $500,000. As consideration for the Guarantee, RUSGIT received warrants to purchase 857,000 shares of the Company's common stock at $0.125 per share and the debentures and preferred stock instruments owned by both RUSGIT and the Fund had their respective conversion prices reduced to $2.00 per share. Previously, the debentures for RUSGIT and the Fund were convertible at $4.31 per share and the Series A Convertible Preferred Stock for both RUSGIT and the Fund had been convertible at $3.33 per share. The Fund did not participate in the Guarantee because the Fund is fully invested.

     The Fund's debentures mature March 2, 2005 and have mandatory monthly principal repayments beginning March 2, 2001. The debentures are secured by the assets of the Company and are guaranteed by each of the Company's subsidiaries and our convertible as described above. The Preferred pays dividends at a rate of 5.25% per year from July 30, 1999, the date the Preferred was issued, which are payable quarterly on the last day of March, June, September, and December of each year commencing on the first such dividend payment following the issuance. The Preferred is now convertible into common stock of the Company at the rate of $3.33 per share, subject to downward adjustments in the event the Company issues, sells, distributes, or otherwise transfers shares of its common stock, other than the result of exercise of options, warrants, or conversion rights outstanding on the original issuance date, for a consideration per share less than the conversion price in effect immediately prior to such issuance. The Preferred has a liquidation preference equal to 100% of the dollar amount invested by the Fund, has voting rights equal to the number of whole shares of common stock into which the Preferred is convertible at the conversion price then in effect, and further entitles the Preferred Shareholders to vote as a single class. The Preferred shall be redeemed on the fifth anniversary date of issuance or in the event of a "default" as defined in the Certificate of Designation of Series A Preferred Stock. Finally, the preferred will automatically be converted into the Company's common stock at the then prevailing conversion price if the closing price for the Company's common stock for a period of twenty consecutive trading days following the second anniversary of the original issuance date exceeds 200% of the conversion price then in effect. All of the Fund's debenture, preferred stock, and warrant positions have anti-dilution provisions and certain registration rights.

     At December 31, 2000, RUSGIT had investments in the Company identical to the Fund, with the only exceptions being that RUSGIT owns 265,679 shares of the Company's common stock and that RUSGIT had received 857,000 warrants to purchase common at $0.125 per share for participating in the Guarantee to the Company's senior lender up to $500,000 (described above).

Dwyer Group, Inc.  (DWYR)

     The Dwyer Group, Inc. currently supports over 800 franchises in the United States and Canada and approximately 200 franchises in twenty-four other countries. The franchises deliver repair, installation and maintenance services to both residential and commercial consumers under the concepts Mr. Rooter, Rainbow International, Glass Doctor, Mr. Electric, Mr. Appliance, and Aire Serv.

     At December 31, 2000, the Fund owned 675,000 shares of the Company's common stock having a cost basis of $1,966,632. RUSGIT does not have an investment in the Company.

eOriginal, Inc.  (Private)

     eOriginal, Inc. has a patented process for creating, executing, storing and retrieving legal documents in a completely electronic format.

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

     At December 31, 2000, the Fund owned 2,353 shares of the Series C-1 Cumulative Convertible Preferred Stock having a cost basis of $2,000,050, 447 shares of the Series B-3 Cumulative Convertible Preferred Stock having a cost basis of $107,280, 1,785 shares of the Series B-1 Convertible Preferred Stock having a cost basis of $392,700, 6,000 shares of the Company's Series A Preferred Stock having a cost basis of $1,500,000, and warrants to purchase
659 shares of the Company's common stock at $169.75, which warrants have a cost basis of $165. All series of Preferred entitle the Fund to a 5% cumulative dividend as well as a liquidation preference equal to 100% of the dollar amount invested by the Fund. The Preferred also currently entitles the Fund to voting rights, contains anti-dilution provisions, provides for automatic conversion into the Company's common stock in the event of a qualified initial public offering, and may be redeemed by the Company in an amount equal to 125% of the Fund's liquidation preference. The warrants are exercisable on or before September 15, 2003 and contain anti-dilution provisions and certain registration rights.

     At December 31, 2000, RUSGIT owned 1,765 shares of the Series C-1 Cumulative Convertible Preferred Stock, 446 shares of Series B-3 Cumulative Convertible Preferred Stock, 1,786 shares of the Company's Series B-1 Cumulative Convertible Preferred Stock, 6,000 shares of the Company's Series A Cumulative Convertible Preferred Stock, and warrants to purchase 659 shares of the Company's common stock having a cost basis of $165.

Fortune Natural Resources Corporation (FPXA)

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

     Also in February 2000, the Fund agreed to invest an additional $150,000 to purchase 200,000 shares of the Company's common stock at $0.75 per share and as additional consideration the Fund received warrants to purchase 200,000 shares of the Company's common stock on or before February 2003. Warrants on 100,000 shares are exercisable at $1.50 per share while warrants on the second tranche of shares are exercisable at $2.25 per share. These positions are all unregistered securities and are restricted from transfer pursuant to Rule 144 of the Securities Act.

     At December 31, 2000, the Fund owned 1,322,394 shares of the Company's common stock, warrants to purchase 100,000 shares of common stock at $1.50 per share on or before March 2003, and warrants to purchase 100,000 shares of common stock at $2.25 on or before March 2003.

     At December 31, 2000, RUSGIT owned common stock and warrant positions in Fortune that were identical to the Fund's position in amount and terms.

Grand Adventures Tour & Travel Publishing Corp.   (GATT)

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

     At December 31, 2000, the Fund owned $350,000 in a 10% debenture of the Company convertible at $2.50 per share, $500,000 in an 8% debenture convertible at $3.00 per share, and $500,000 in an 8% debenture convertible at $3.10 per share. All the debentures carry terms identical to those described above. In addition, the Fund owns 45,500 shares of common having a cost of $130,089.

     At December 31, 2000, RUSGIT owned $1,400,000 in convertible debentures of the Company and 55,500 shares of the Company's common stock. The debentures have identical terms as the Fund's debentures, except that RUSGIT owns $400,000 of the 8% debentures that are convertible at $2.50 per share.

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

     In the fourth quarter, the Company announced that it plans to submit to IZZI shareholders for approval a financial restructuring plan that involves many of the investment instruments owned by the Fund and RUSGIT. The Fund and RUSGIT have agreed to exchange all its convertible debentures, convertible notes, promissory notes, and accrued interest into a new class of preferred stock (the "Class E Preferred") that would carry a 5% dividend that accrues but is not paid until redemption, and would be convertible into shares of the Company's common stock at $0.20 per share. The Class E Preferred would be redeemable in years three through five or earlier from proceeds of the sale of certain assets that currently make up a portion of the collateral security for the Fund's investment.

     As an additional term of the restructuring plan, the Fund and RUSGIT agreed to advance up to $1,000,000 to the Company ($500,000 per Fund) in 120 day convertible promissory notes which will be exchangeable into an additional class of preferred stock of the Company (the "Class F Preferred"). The Class F Preferred will carry a 5% dividend which accrues for two years and will be convertible into common stock of the Company at $0.20 per share. If the convertible promissory notes are not converted into the Class F Preferred in the first 120 days of the note period, then the notes will mature with interest at 8% and be secured by the Security Agreement previously executed by the Company in favor of the Fund. All advances were made pursuant to the convertible notes by January 2001.

     At December 31, 2000, the Fund owned the following: $1,265,000 in 9% Promissory Notes, of which $515,000 had no convertible feature, $375,000 is convertible into common at $0.20 per share, and $375,000 is convertible into the Company's common stock at a rate of $0.549 per share; 9% Convertible Debentures having a cost of $2,084,101 and convertible into the Company's common stock at $0.549 per share; $150,000 of the Company's Series D Cumulative Convertible Preferred Stock convertible into common stock at a rate of $0.80 per share; 393,259 shares of the Company's common stock having a cost basis of $215,899; warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004; warrants to purchase 187,500 shares of the Company's common stock at $0.80 per share on or before October 1, 2003; warrants to purchase 125,000 shares of the Company's common stock at $0.80 per share on or before October 2, 2003; warrants to purchase 12,500 shares of the Company's common stock at $1.75 per share on or before November 17, 2002; and warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share on or before October 11, 2004.

     At December 31, 2000 RUSGIT owned the following: $1,115,000 in 9% Notes of which $515,000 had no conversion feature, $375,000 is convertible at $0.20 per share, and $225,000 is convertible at $0.549 per share; a Convertible Debenture having a cost basis of $2,084,101 and convertible into the Company's common stock at a rate of $0.549 per share; 393,259 shares of the Company's common stock having a cost basis of $215,899; warrants to purchase 181,818 shares of the Company's common stock at $0.549 per share on or before January 14, 2004; warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004; warrants to purchase 125,000 shares of the Company's common stock at $0.80 per share on or before October 2, 2003; and warrants to purchase 12,500 shares of the Company's common stock at $1.75 per share on or before November 17, 2002.

JAKKS Pacific, Inc. (JAKK)

     JAKKS Pacific, Inc. is a multi-brand toy company that designs, develops, produces and markets toys and related products, including: action figures and accessories featuring licensed characters, principally from the World Wrestling Federation; Flying Colors molded plastic activity sets, clay compound play sets and lunch boxes; Road Champs die-cast collectible and toy vehicles; Remco toy vehicles and roll-play toys and accessories; Child Guidance infant and preschool electronic toys, toy film puzzle mats and blocks, and activity sets and outdoor products; and fashion and many dolls and related accessories.

     At December 31, 2000, the Fund owned 587,347 shares of the Company's common stock having a cost basis of $3,324,126.

     At December 31, 2000, RUSGIT owned 576,358 shares of the Company's common stock.

Laserscope (LSCP)

     Laserscope designs, manufactures, sells, and services on a worldwide basis an advanced line of medical laser systems and related energy delivery devices for the office, outpatient surgical center, and hospital markets.

     Effective February 11, 2000, the Fund invested $1,500,000 in 8% Convertible Debentures of the Company, maturing February 11, 2007, and convertible into the Company's common stock at $1.25 per share. The debentures have mandatory monthly principal repayments beginning February 11, 2002 and continuing on the first day of each successive month thereafter prior to maturity, and are secured by substantially all of the assets of the Company. The debentures may be redeemed by the Company at 101% of par if certain price and volume thresholds are met, as defined, and other conditions are met relating to the market for the Company's shares including, but not limited to, a full registration of the underlying shares. The redemption right is subject to the Fund's right to convert the debentures into the Company's common stock. The debentures have standard anti-dilution provisions and also contain a one-time adjustment to the conversion price if the Company fails to meet its budgeted pretax income level for the year ending December 31, 2000, and the closing bid price of the common stock as defined is below the Fund's conversion price in effect at the time of the automatic reset.

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

     At December 31, 2000, the Fund owned 160,000 shares of the Company's common stock having a cost basis of $555,392.

     At December 31, 2000 RUSGIT also owned 160,000 shares of the Company's common stock having a basis of $555,392.

Play By Play Toys & Novelties, Inc. (PBYP)

     Play By Play Toys & Novelties, Inc. designs, develops, markets and distributes stuffed toys, sculpted toy pillows, and other products based upon licenses for children's entertainment characters and corporate trademarks. The toys are sold into the indoor and outdoor amusement and entertainment market, as well as the retail market.

     In the third and fourth quarters of 2000, the Company repaid $74,252 of the principal balance owed on the Fund's debentures. The Company now has an outstanding principal balance of $2,425,748.

     Subsequent to December 31, 2000, the Company defaulted on the Fund's debentures by failing to repay all outstanding principal and interest in full. All payments were originally due December 31, 2000. In February 2001, the Fund entered into a preliminary term sheet with the Company and the other holders of the debentures pursuant to which the Fund agreed it would extend the maturity of the Convertible Debentures to December 31, 2002 and cure all existing defaults at closing in consideration for the following: a payment for all past due principal and interest at closing; a new amortization schedule in which one half of the outstanding balance of the debentures are to be paid monthly in arrears beginning June 30, 2001 through and including July 31, 2001 with 1% of the original outstanding balance of the debentures to be paid monthly thereafter until maturity; additional security interests in certain assets of the Company and its subsidiaries; maintenance of the interest rate of the debentures at 10.5%; additional financial covenants requiring the Company to maintain a certain level of operations for the fiscal year ended July 31, 2001 and for each period quarterly thereafter until maturity; and 1,500,000 warrants to purchase shares of the Company's common stock at the weighted average closing price of the common stock for the thirty days leading up to the closing. In exchange for the above terms, the Fund agreed to relinquish all conversion rights associated with the Debentures and to give up any other equity rights it had received as a result of the Company's default at December 31, 2000. We expect to close the restructuring in the first or second quarter of the year.

     At December 31, 2000, the Fund owned $2,425,748 in convertible debentures.

     At December 31, 2000, RUSGIT owned $2,425,748 in convertible debentures having terms identical to the Fund's debentures. RUSGIT also entered into the same preliminary term sheet with the Company and the other holders of the debentures as the Fund's term sheet.

Poore Brothers, Inc.  (SNAK)

     Poore Brothers, Inc. is a regional salted snack food manufacturer, marketer, and distributor with manufacturing facilities in Arizona and Indiana.

The Company's primary emphasis is manufacturing unique snack food items including Poore Brothers brand potato chips, Bob's Texas Style brand potato chips, Tato Skins brand potato snacks, O'Boisies brand potato crisps, Pizzarias brand pizza chips, Braids brand pretzels and Knots brand pretzels. The Company also manufactures private label potato chips for major retailers and operates a direct store delivery distribution business and a snack food merchandising company.

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

     At December 31, 2000, the Fund owned 1,931,357 shares of the Company's common stock having a cost of $1,963,170, warrants to purchase 60,000 shares at $1.50 on or before July 2002, warrants to purchase 25,000 shares at $1.00 per share on or before July 2002, and three tranches of options to purchase a total of 33,650 shares (described above).

     RUSGIT owned 853,625 shares of Poore Brothers common stock at December 31, 2000.

RailAmerica, Inc.  (RAIL)

     RailAmerica, Inc., the world's largest short line and regional railroad operator, owns or has equity interests in fifty short line and regional railroads operating more than 12,500 route miles in the United States, Canada, Australia, and the Republic of Chile.

     At December 31, 2000, the Fund owned $500,000 in RailAmerica convertible debentures. The Debentures bear interest at 6%, are due and payable on or before July 31, 2004, and are convertible into the Company's common stock at $10.00 per share, which conversion price is subject to certain anti-dilution provisions. The Company may, at its option, redeem the outstanding principal amount of the Debentures in whole or in part if the closing price per share of common stock as reported on the NASDAQ National Market is above 200% of the conversion price for ten consecutive trading days, subject to adjustment as set forth in the Convertible Debenture Agreement. In addition to the debentures, the Fund owns warrants to purchase 15,000 shares of the Company's common stock at $10.50 per share on or before August 5, 2004.

     At December 31, 2000, RUSGIT owned $500,000 in 6% debentures of the Company and warrants to purchase 15,000 shares of the Company's common stock under the same terms and conditions as the Fund's investments.

Simtek Corporation (SRAM)

     Simtek Corporation develops, produces, and markets the world's fastest reprogrammable nonvolatile static random access memory chips. The Company markets its products through an international network of distributors and sales representatives.

     In the first quarter of 2000, the Fund converted its entire $750,000 debenture position into 3,846,154 shares of the Company's common stock. Also in the first quarter, the Fund sold 2,846,154 shares of the Company's common stock and realized proceeds of $8,565,675, representing a gain to the Fund before incentive fees of $8,010,675.

     At December 31, 2000, the Fund owned 1,000,000 shares of common stock having a cost of $195,000.

     At December 31, 2000, RUSGIT owned 1,000,000 shares of common stock having a cost of $195,000.

SiVault, Inc.   (Private)

     SiVault, Inc. is a service bureau that specializes in the value loading of applications software and other programs onto "Smart Cards" for a variety of clientele.

     At December 31, 2000, the Fund owned 140,000 shares of common stock having a cost of $350,000.

     RUSGIT also owned 140,000 shares of the Company's common stock having a cost of $350,000 at December 31, 2000.

ThermoView Industries, Inc.  (THV)

     ThermoView Industries, Inc. manufactures, designs, markets, and installs custom vinyl new and replacement windows and doors, primarily for the existing home market.

     At December 31, 2000, the Fund owned 37,500 shares of ThermoView common stock having a cost of $500,000.

     At December 31, 2000, RUSGIT owned 265,834 shares of the Company's common stock having a cost of $2,059,898.

Verso Technologies, Inc.  (VRSO)

     Verso Technologies, Inc. is a full service provider ("FSP") of application and outsourced IT solutions that seek to add value for clients by giving them the edge they need to stay competitive. Verso's solutions include application hosting, application and network integration, enterprise management services and outsourced customer resource center services.

     In the first quarter of 2000, the Fund invested $512,500 to purchase 102,500 shares of Verso common stock and also received warrants to purchase 102,500 shares of the Company's common stock. The common stock position is unregistered and restricted from transfer pursuant to Rule 144 of the Securities Act. The warrants are exercisable on or before February 2003 and are subject to a provision allowing the Company to call the warrants at any time following the date of issuance if the Company's common stock is bid at a 100% premium to the exercised price of the warrant for twenty consecutive business days. The warrant call provision will not take effect until after one year from the February 2000 issuance date unless a registration statement covering the shares of common stock underlying the warrants is then in effect. The Fund does have piggyback registration rights with regard to both the common stock and the warrants.

     On September 29, 2000, the Company announced it had completed a merger with Eltrax Systems, Inc. Pursuant to the plan of merger, Verso shareholders received 1.75 shares of Eltrax common stock for each share of Verso common stock, giving the Fund 179,375 shares of Verso common stock and also entitling the Fund to warrant coverage equal to the number of shares of common owned by the Fund. The warrants are now exercisable at $5.71 per share. Verso trades under the symbol VRSO on the NASDAQ National Market.

     At December 31, 2000, RUSGIT owned 179,375 shares of common stock of the Company and warrants to purchase 179,375 shares of the Company's common stock under the same terms and conditions as the Fund's investments.

Voice It Worldwide, Inc. (Liquidation)

     Effective January 19, 2000, the Bankruptcy Court approved a joint liquidation plan for the Company. Throughout 2000, the Liquidation Trustee distributed $681,611 to the Fund on behalf of the estate. The remainder of the Fund's investment has been fully reserved, and it is anticipated that the estate will be discharged from bankruptcy in the first quarter of 2001.

Valuation of Investments

     On a quarterly basis, Renaissance Group prepares a valuation of the assets of the Fund including Temporary Investments, Eligible Portfolio Investments, and Other Portfolio Investments, subject to the approval of the Board of Directors. The valuation principles are described below.

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

     Portfolio investments for which market quotations are readily available and which are freely transferable are valued as follows: (i) securities traded on a securities exchange or the NASDAQ or in the over-the-counter market are valued at the closing price on, or the last trading day prior to, the date of valuation and (ii) securities traded in the over-the-counter market that do not have a closing price on, or the last trading day prior to, the date of valuation are valued at the average of the closing bid and ask price for the last trading day on, or prior to, the date of valuation. Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) are valued by discounting the closing price or the closing bid and ask prices, as the case may be, for the last trading day on, or prior to, the date of valuation to reflect the liquidity caused by such restriction, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions. The fair value of investments for which no market exists are determined on the basis of appraisal procedures established in good faith by the Investment Adviser. Fair value determinations are based upon such factors as the Portfolio Company's earnings and net worth, market prices for similar securities of comparable companies and an assessment of the Portfolio Company's future financial prospectus. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.

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

     The Investment Advisor currently serves as the Investment Advisor to
RUSGIT.   RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Fund. RUSGIT will invest primarily pari-passu with the Fund. In 1996, RUSGIT raised net investment capital of approximately $30,789,000. From inception to December 31, 2000, RUSGIT had made investments in twenty eight (28) portfolio companies, having an aggregate cost value of $47,106,535. Twenty three (23) of the investments were active at December 31, 2000. In addition, Renaissance Group may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

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

     The following table sets forth, for the periods indicated, certain high and low prices for the Common Stock as quoted on the NASDAQ National Market.

                                         High            Low
Year ended December 31, 1999
       First quarter                    $8.38           $6.69
       Second quarter                   $9.88           $7.06
       Third quarter                   $10.88           $8.75
       Fourth quarter                  $10.25           $8.81

Year ended December 31, 2000
       First quarter                   $15.38           $8.75
       Second quarter                  $14.56          $12.50
       Third quarter                   $13.75          $11.25
       Fourth quarter                  $13.50           $8.38

NUMBER OF HOLDERS

     As of December 31, 2000, there were approximately 877 beneficial holders of common stock.

DIVIDEND POLICY AND REGULATED INVESTMENT COMPANY STATUS

     The investment objective of the Fund is current income and long term capital appreciation. The Fund intends to elect the special income tax treatment available to a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to shareholders. If a RIC meets certain diversification and distribution requirements under the Code, it qualifies for pass-through tax treatment. The Fund would be unable to qualify for pass-through tax treatment if it were unable to comply with these requirements. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in both the Fund's net assets and the amount of income available for distributions to shareholders.

     Since the Fund was in an offering phase for all of 1994, no dividends were paid; however, the Fund paid shareholders a dividend on April 25, 1995 representing their pro rata portion of income earned by the Fund in 1994. For the period from April 25, 1995 to December 31, 1999, the Fund paid out income dividends on a quarterly basis. Income dividends have not been paid since that time due to the absence of net investment income as some debenture positions have been converted into equity. Although income dividends were not paid in 2000, the Fund did pay $1.54 per share in capital gains dividends in the second quarter of 2000.

Item 6.  Selected Financial Data.  (unaudited)

     The following selected financial data for the period from January 1, 1995 through December 31, 2000, should be read in conjunction with the Fund's Financial Statements and notes thereto and "Management's discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

                     2000         1999        1998        1997        1996
Gross Income,
 (including
 realized gain)   $9,750,577  $12,768,575  $5,956,344  $8,512,374  $3,843,726
Net Unrealized
 Appreciation
 (Depreciation)
 on Investments   (1,507,015)   4,465,591  (1,222,151) (4,832,658)  7,779,315
Net Income         5,032,203   13,535,928   2,794,004   1,146,733  10,060,620
Net Income per
 share                  1.18         3.27        0.66        0.26        2.32
Total Assets      64,077,600   46,725,122  42,322,725  48,356,570  50,688,180
Net Assets        47,346,067   45,934,306  41,475,701  44,497,360  49,130,320
Net Assets Per
 Share                 10.86        11.09       10.01       10.25       11.32

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

Sources of Operating Income

     Generally, the major source of operating income for the Fund is investment income, either in the form of interest on debentures, dividends on stock, or interest on securities held pending investment in Portfolio Companies.
However, the Fund also anticipates generating income through capital gains. The Fund generally structures investments to obtain a current return that is competitive with other long term finance sources available to potential Portfolio Companies. Further, the Fund may in some cases receive placement fees, draw-down fees and similar types of income. It might also receive management fee income.

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

Other Investment Funds

     Renaissance Group has formed other investment funds to make investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, in the Spring of 1996 Renaissance Group formed RUSGIT, which invests in privately placed convertible debentures issued by companies similar to the investments of the Fund. RUSGIT invests primarily pari-passu with the Fund. In 1996, RUSGIT raised investment capital of approximately $30,789,000 million, and as of December 31, 2000, had made twenty eight (28) total investments having an aggregate cost value of $47,106,535. Twenty three (23) of the investments were active at December 31, 2000.

     The determination regarding the existence of conflict of interest between these affiliated investment funds and the Registrant, and the resolution of any such conflict, vests in the discretion of the Board of Directors, subject to the requirements and resolution of the 1940 Act.

Regular Quarterly Dividends

     It is intended that cash dividends from operations be made to all shareholders each quarter that the Fund realizes net investment income in order to provide a cash return and also to enable the Fund to maintain its RIC status under Subchapter M of the Code. Quarterly dividends may be increased or decreased from time to time to reflect increases or decreases in current rates of investment income. The Fund's intention is to provide each shareholder a current return compatible with the then present economic condition of the Fund. Generally, this dividend is made from profits and investment income from the previous quarter. However, in the event that net profits are not adequate from time to time, the dividends may be made from capital, so long as capital is sufficient to assure repayment of all obligations of the Fund and such capital distributions are permitted by applicable corporate law and the 1940 Act.

     In 2000, the Fund did not make income distributions as certain debt positions had been converted into equity with some of these positions being sold to realize capital gains. This specifically occurred in 2000 with respect to part of the Fund's investment in Simtek Corporation, in which the Fund converted and sold equity having a basis of $555,000 and realized gains of $8,055,675, enabling the Fund to distribute a $1.54 dividend to shareholders in the second quarter. In certain circumstances, debt may also be converted to equity in order to facilitate a restructuring or other similar event. In such a case, the transaction may not result in capital gains on the position and in such a situation would not produce distributions to shareholders.

     The accounting records are maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, in the event quarterly distributions are declared, they will be made to shareholders of record as of the end of each quarter and mailed to each shareholders address of record within 120 days of the end of the quarter. It is not anticipated that quarterly distributions of income will be resumed until certain large stock positions are sold and the bases reinvested in coupon-bearing instruments.

Optional Distributions of Capital Gains

     In addition to the regular quarterly dividends, it is intended that the Fund shall dividend out net realized capital gains. Also, capital gains dividends may replace the regular quarterly dividend where the Investment Adviser deems appropriate. Further, when deemed appropriate by the Board of Directors and subject to registration requirements, the Fund may make in-kind distribution of securities of Portfolio Companies. The timing and payment of distributions, including in-kind distributions, is at the discretion of the Board of Directors. In 2000, the Fund distributed $1.54 per share in capital gains to the Shareholders.

     Pursuant to its Investment Advisory Agreement and the amendments thereto, Renaissance Group shall be paid quarterly and at the final dissolution or liquidation of the Fund, a management incentive fee of 20% of the realized capital gains net of realized and unrealized losses. Notwithstanding the foregoing, no payment of the management incentive fee shall be made which is not permitted by the Securities Act or other applicable law.

     The performance distributions cannot be adjusted without the consent of all of the shareholders, except if required by order of a regulatory agency.

Liquidity and Capital Resources

     During the year ended December 31, 2000, the Fund invested $2,262,500 in three (3) new portfolio investments and invested an additional $5,576,211 in follow-on investments to eight (8) portfolio companies. Dividends paid to investors in 2000 amounted to $6,380,130 or $1.54 per share. Net income from operating activities and interest income on funds invested in U.S. Government and agency obligations, pending investment in portfolio companies, net of operating expenses and management fees, amounted to $5,032,203. The net cash provided by operating activities was $17,206,660. The Fund also received $10,366,539 upon the sale of portfolio investments. Dividend reinvestments were zero. The Fund issued no shares for the dividend reinvestment plan as dividend reinvestment shares were purchased in the open market. At December 31, 2000, the Fund was fully invested as it had just under $1.5 million in cash and cash equivalents net of all liabilities, which is approximately 3% of net assets. Renaissance Capital Group, Inc. believes that current cash levels are sufficient to pay expenses as they come due and also to make follow-on investments if necessary.

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

RESULTS OF OPERATIONS

2000 Compared to 1999

     During the year ended December 31, 2000, the Fund made additional portfolio investments aggregating $10,366,539 compared to $5,263,278 in 1999. The Fund's realized net income of $5,032,203 for 2000 is due primarily to a net realized gain on investments of $8,055,679 which resulted from the Fund's conversion of its entire investment in Simtek Corp. from debentures to common stock and the sale of 74% of that position in the open market. The net realized gain on investments from Simtek outweighed the net unrealized depreciation on investments of $1,507,015 resulting from lower asset values for portfolio investments as well as a net investment loss of $1,516,461. The net investment loss arose primarily due to incentive fees booked as a result of the gains realized on the Simtek investment. Absent the incentive fee, the Fund would have realized positive net investment income for the year 2000.

     Interest income increased 7.77% for the year in comparison to 1999 due primarily to a higher concentration of the portfolio in interest paying debenture instruments. Dividend income in 2000 decreased 70% from $381,498 in 1999 to $114,455 in 2000 due primarily to a lower concentration of the Fund's investments in preferred stock instruments for the entire year. Commitment and other fee income increased from ($24,251) in 1999 to $112,375 in 2000 due to increased director and advisory fees, increased commitment and closing fees associated with a new investment in Laserscope, and other fees related to conversions of debentures into common stock.

     General and administrative expenses increased 7.58% in comparison to 1999 due to increases in accounting and professional fees, legal expenses, and directors fees. Incentive fees decreased 30.37% from $2,313,841 in 1999 to $1,611,135 in 2000 due to lower realized gains achieved on investments throughout 2000. Management fees increased 20.19% to $1,056,483 due to the increase in the value of the overall portfolio throughout the year. Net investment loss for 2000 narrowed from ($1,978,824) for 1999 to ($1,516,461) for 2000, a reduction of 23.37%, due primarily to lower overall expenses and slightly lower income levels.

     Net income for 2000 was $5,032,203, a decrease of 62.82% from net income for 1999. In 1999, realized gains were $11,049,161 in comparison to realized gains for 2000 of $8,055,679. In addition, the Fund's net unrealized depreciation on investments for 2000 was ($1,507,015) in comparison to a net unrealized appreciation on investments for 1999 of $4,465,591.

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

     A portion of the Fund's portfolio consists of equity investments in private companies. The Fund would anticipate no impact on this investment from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on these investments.

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

     For the Index to Financial Statements, see "Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                            Part III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file its definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held on May 18, 2001 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

     None.

EXHIBITS

     3.1 Renaissance Capital Growth & Income Fund Amended Articles of Incorporation and By-laws (1)

    10.1 Investment Advisory Agreement as of February 15, 1994 (1)

    10.2 Dividend Reinvestment Plan (1)

    10.3 Amendment No. 1 to Investment Advisory Agreement

    10.4 Custodial Agreement

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

Date: March 30, 2001        Renaissance Capital Growth & Income Fund III, Inc.
                            (Registrant)

                            By:         /S/ Russell Cleveland
                               -------------------------------------------
                                Russell Cleveland, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.

Signature                         Capacity in Which Signed          Date

 /S/ Russell Cleveland
--------------------------
Russell Cleveland            Chairman, President and Director   March 30, 2001


 /S/ Barbe Butschek          Secretary and Treasurer            March 30, 2001
---------------------------
Barbe Butschek


 /S/ Ernest C. Hill
---------------------------
Ernest C. Hill               Director                           March 30, 2001


 /S/ Peter Collins
---------------------------
Peter Collins                Director                           March 30, 2001


 /S/ Edward O. Boshell, Jr.
---------------------------
Edward O. Boshell, Jr.       Director                           March 30, 2001

                 INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Independent Auditors' Reports                                F-2 through F3

Statements of Assets and Liabilities                               F-4
December 31, 2000 and 1999

Statements of Investments-                                  F-5 through F-13
December 31, 2000 and 1999

Statements of Operations-                                          F-14
Years ended December 31, 2000, 1999, and 1998

Statements of Changes in Net Assets                                F-15
Years ended December 31, 2000, 1999, and 1998

Statements of Cash Flows-                                   F-16 through F-17
Years ended December 31, 2000, 1999, and 1998

Notes to Financial Statements                               F-18 through F-22

                  Report of Independent Auditors





The Board of Directors and Stockholders
Renaissance Capital Growth & Income Fund III, Inc.:

We have audited the statements of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc., including the statements of investments, as of December 31, 2000 and 1999, and the related statement of operations, changes in net assets, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Renaissance Capital Growth & Income Fund III, Inc. for the year ended December 31, 1998 were audited by other auditors whose report dated February 12, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                   ERNST & YOUNG LLP


Dallas, Texas
February 28, 2001

                  Independent Auditors' Report





The Board of Directors and Stockholders
Renaissance Capital Growth & Income Fund III, Inc.:

We have audited the statements of operations, changes in net assets, and cash flows of Renaissance Capital Growth & Income Fund III, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Renaissance Capital Growth & Income Fund III, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.



                                   KPMG LLP


Dallas, Texas
February 12, 1999

             Renaissance Capital Growth & Income Fund III, Inc.

                    Statements of Assets and Liabilities

                         December 31, 2000 and 1999

                  Assets                               2000            1999
Cash and cash equivalents                          $18,206,540     $ 5,086,040
Investments at fair value, cost of
 $39,985,786 and $34,457,935 in 2000
 and 1999 respectively (note 4)                     45,367,138      41,346,302
Interest receivable                                    464,110         224,283
Other assets                                            39,812          68,497
                                                   -----------     -----------
                                                   $64,077,600     $46,725,122
                                                   ===========     ===========

           Liabilities and Net Assets

Liabilities:
 Securities sold under agreements to repurchase     16,482,024               -
 Accounts payable                                       14,082         111,708
 Accounts payable - affiliate (note 3)                 235,427         213,390
 Dividends payable                                           -         465,718
                                                   -----------     -----------
                                                    16,731,533         790,816
                                                   -----------     -----------
Net assets (note 6):
Common stock, $1 par value; authorized
  20,000,000 shares; 4,561,618 and
  4,342,942 issued in 2000 and 1999
  respectively; 4,361,618 shares out-
  standing in 2000 and 4,142,942 shares
  outstanding in 1999                                4,561,618       4,342,942
Additional paid-in-capital                          38,799,907      36,258,896
Treasury stock at cost, 200,000 shares at
  December 31, 2000, and at December 31, 1999       (1,665,220)     (1,665,220)
Undistributed net investment income                  5,649,762       6,997,688
                                                   -----------     -----------
     Net assets, equivalent to $10.86 and $11.09
      per share on the shares outstanding in 2000
      and 1999, respectively                        47,346,067      45,934,306

Commitments and contingencies (notes 3 and 4)                -               -
                                                   ------------    -----------
                                                    $64,077,600    $46,725,122
                                                   ============    ===========

See accompanying notes.

             Renaissance Capital Growth & Income Fund III, Inc.

                         Statements of Investments

                         December 31, 2000 and 1999

                                                   2000
                            ---------------------------------------------------
                            Interest   Due                     Fair    % of Net
                              Rate    Date         Cost       Value     Assets
                            --------  ----         ----       -----    --------
Eligible Portfolio
 Investments - Convertible
 Debentures and Promissory
 Notes (1)

Active Link Communications,
 Inc. -
  Convertible debentures (2)  8.00%  9/30/02   $   250,000  $   250,000    .53
  Convertible notes (2)       8.00   9/30/02       125,000      125,000    .26

Dexterity Surgical, Inc. -
  Convertible debentures (2)  9.00  12/19/04     1,500,000    1,500,000   3.17

Display Technologies, Inc. -
  Convertible debentures (4)  8.75    3/2/05     1,750,000    1,750,000   3.70

Grand Adventures Tour &
 Travel -
  Convertible debentures (2)  8.00   7/14/04       500,000      500,000   1.06
  Convertible debentures (2)  8.00   9/14/04       500,000      500,000   1.06

Integrated Security Systems,
 Inc. -
  Convertible debentures (4)  9.00   12/1/03     2,084,101    1,453,750   3.07
  Promissory notes (4)        9.00  On demand      890,000      890,000   1.88
  Convertible promissory
   notes (4)                  8.00  On demand      375,000      375,000    .79

Laserscope -
  Convertible debentures (2)  8.00   2/11/07     1,500,000    1,500,000   3.17

Voice It Worldwide, Inc.
 - (3)
  Convertible debentures (2)  8.00   11/1/02     1,768,389            -    .00
                                               -----------  -----------  -----
                                               $11,242,490  $ 8,843,750  18.69
                                               -----------  -----------  -----

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).
(3) Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2000.
             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 2000 and 1999

                                                  2000
                           ---------------------------------------------------
                           Interest    Due                    Fair    % of Net
                             Rate     Date        Cost       Value     Assets
                           --------   ----        ----       -----    --------
Other Portfolio Invest-
 ments - Convertible
  Debentures and Promissory
  Notes (1)

CareerEngine Network, Inc. -
  Convertible debentures     12.00%  3/31/10  $   250,000  $   250,000     .53

Grand Adventures Tour &
 Travel -
  Convertible debentures (2) 10.00   9/27/03      350,000      350,000     .74

Play By Play Toys &
 Novelties (4) -
  Convertible debentures (2) 10.50  12/31/00    2,425,748    2,425,748    5.12

RailAmerica, Inc. -
  Convertible debentures (2)  6.00   7/31/04      500,000      500,000    1.06
                                              -----------  -----------   -----
                                              $ 3,525,748  $ 3,525,748    7.45
                                              -----------  -----------   -----

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144  (note 5).
(3) Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debenture are delinquent as of December 31, 2000.
                                                   2000
                                  --------------------------------------------
                                                              Fair    % of Net
                                      Shares       Cost      Value     Assets
                                      ------       ----      -----    --------
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
 and Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                       400,000  $   500,000  $ 2,326,500    4.91

CaminoSoft Corp. -
  Common stock                     2,250,000    4,625,000    4,630,312    9.78

Dexterity Surgical, Inc. -
  Common stock (2)                   260,000      635,000            -     .00
  Preferred stock-A (2)                  500      500,000       53,846     .11
  Preferred stock-B (2)                  500      500,000       53,846     .11

Display Technologies, Inc. -
  Common stock                       127,604      500,000       23,687     .05

             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 2000 and 1999

                                                  2000
                                   -------------------------------------------
                                                             Fair     % of Net
                                      Shares      Cost      Value      Assets
                                      ------      ----      -----     --------
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
 and Miscellaneous Securities (1)

eOriginal, Inc. -
  Series A, preferred stock            6,000    1,500,000   4,794,000    10.13
  Series B-1, preferred stock          1,785      392,700   1,426,215     3.01
  Series B-3, preferred stock            447      107,280     357,153      .75
  Series C-1, preferred stock          2,353    2,000,050   2,000,050     4.22

Fortune Natural Resources Corp. -
  Common stock                     1,322,394      545,500     490,939     1.04

Integrated Security Systems, Inc. -
  Preferred stock (2)                  7,500      150,000           -      .00
  Common stock                       393,259      215,899           -      .00

JAKKS Pacific, Inc. -
  Common stock                       587,347    3,324,126   5,305,946    11.21

Poore Brothers, Inc. -
  Common stock (2)                 1,931,357    1,963,170   4,829,091    10.20

Simtek Corp. -
  Common stock                     1,000,000      195,000     279,000      .59

SiVault, Inc. -
  Common stock                       140,000      350,000     350,000      .74

ThermoView Industries, Inc. -
  Common stock (2)                    37,500      500,000           -      .00

Verso Technologies, Inc. -
  Common stock                       179,375      512,500     202,918      .43

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).
(3) Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2000.

             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 2000 and 1999

                                                  2000
                                  --------------------------------------------
                                                             Fair     % of Net
                                      Shares      Cost      Value      Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
 and Miscellaneous Securities (1)

Voice It Worldwide, Inc. - (3)
  Common stock (2)                   940,000    1,046,400            -     .00

Miscellaneous Securities                            5,915    1,000,600    2.11
                                              -----------  -----------   -----
                                              $20,068,540  $28,124,103   59.39
                                              -----------  -----------   -----

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).
(3) Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2000.

             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 2000 and 1999

                                                  2000
                                  --------------------------------------------
                                                             Fair     % of Net
                                      Shares      Cost      Value      Assets
Other Portfolio Investments -
Common Stock, Preferred Stock,
 and Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                       517,200  $ 1,447,142  $ 3,008,163    6.35

Display Technologies, Inc. -
  Preferred stock (2)                  5,000      500,000       33,784     .07
  Common stock                       138,810      549,741       25,767     .05

Dwyer Group, Inc. -
  Common stock                       675,000    1,966,644    1,252,969    2.65

Grand Adventures Tour & Travel -
  Common stock                        45,500      130,089       28,154     .06

Medical Action Industries, Inc. -
  Common stock                       160,000      555,392      524,700    1.11

Miscellaneous Securities                                -            -     .00
                                              -----------  -----------   -----
                                              $ 5,149,008  $ 4,873,537   10.29
                                              -----------  -----------   -----
                                              $39,985,786  $45,367,138   95.82
                                              ===========  ===========   =====

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).
(3) Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2000.

             Renaissance Capital Growth & Income Fund III, Inc.

                         Statements of Investments

                         December 31, 2000 and 1999

                                                  1999
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

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).
(3) Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 1999.

             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 2000 and 1999

                                                   1999
                           ----------------------------------------------------
                           Interest     Due                   Fair    % of Net
                             Rate      Date        Cost      Value     Assets
                           --------    ----        ----      -----    --------
Other Portfolio Investments
 - Convertible Debentures
 and Promissory Notes (1)

Bentley Pharmaceuticals,
 Inc. -
  Convertible debentures     12.00%   2/13/06  $   744,800  $ 1,896,840   4.13

Grand Adventures Tour &
 Travel -
  Convertible debentures (2) 10.00    9/27/03      350,000      373,000    .81

Optical Security Group,
 Inc. -
  Convertible debentures (2)  8.00    5/31/05      500,000      500,000   1.09

Play By Play Toys &
 Novelties (4) -
  Convertible debentures (2) 10.50   12/31/00    2,500,000    2,500,000   5.44

RailAmerica, Inc. -
  Convertible debentures (2)  6.00    7/31/04      500,000      500,000   1.09
                                               -----------  -----------  -----
                                               $ 4,594,800  $ 5,769,840  12.56
                                               -----------  -----------  -----

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144  (note 5).
(3) Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debenture are delinquent as of December 31, 1999.
                                                  1999
                                  --------------------------------------------
                                                             Fair     % of Net
                                      Shares      Cost      Value      Assets
                                      ------      ----      -----     --------
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
 and Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                       400,000  $   500,000  $ 2,450,250    5.33

Dexterity Surgical, Inc. -
  Common stock   (2)                 125,000      500,000      162,422     .35
  Preferred stock-A (2)                  500      500,000      492,188    1.07
  Preferred stock-B (2)                  500      500,000      492,188    1.07

Display Technologies, Inc. -
  Common stock                       127,604      500,000      509,266    1.11


             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 2000 and 1999

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

Interscience Computer Corporation -
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

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).
(3) Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 1999.

             Renaissance Capital Growth & Income Fund III, Inc.

                   Statements of Investments (continued)

                         December 31, 2000 and 1999

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
                                               ===========  ===========  =====

(1) Valued at fair value as determined by the Investment Advisor (note 4).
(2) Restricted securities under Rule 144 (note 5).
(3) Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 1999.
See accompanying notes.

             Renaissance Capital Growth & Income Fund III, Inc.

                          Statements of Operations

                Years ended December 31, 2000, 1999 and 1998

                                       2000           1999           1998
                                       ----           ----           ----
Income:
  Interest                          $1,468,068    $ 1,362,167     $2,284,873
  Dividend Income                      114,455        381,498         28,740
  Commitment and other fees            112,375        (24,251)       511,988
                                   -----------    -----------     ----------
                                     1,694,898      1,719,414      2,825,601
                                   -----------    -----------     ----------

Expenses (note 3):
  General and administrative           543,741        505,410        501,984
  Incentive fee                      1,611,135      2,313,841        626,149
  Management fees                    1,056,483        878,987        812,056
                                   -----------    -----------     ----------
                                     3,211,359      3,698,238      1,940,189
                                   -----------    -----------     ----------
    Net investment income (loss)    (1,516,461)    (1,978,824)       885,412

Realized and unrealized gain (loss)
 on investments:
  Net unrealized appreciation
   (depreciation) on investments    (1,507,015)     4,465,591     (1,222,151)
  Net realized gain on investments   8,055,679     11,049,161      3,130,743
                                   -----------    -----------     ----------
    Net gain on investments          6,548,664     15,514,752      1,908,592
                                   -----------    -----------     ----------
    Net income                     $ 5,032,203    $13,535,928     $2,794,004
                                   ===========    ===========     ==========

Net income per share (note 2(e))   $      1.18    $      3.27     $     0.66
                                   ===========    ===========     ==========

See accompanying notes.

             Renaissance Capital Growth & Income Fund III, Inc.

                     Statement of Changes in Net Assets

                Years ended December 31, 2000, 1999 and 1998



Net assets, December 31, 1997                        $44,497,360

Purchase of 199,494 shares of treasury stock          (1,661,439)

Net income                                             2,794,004

Dividends                                             (4,154,224)
                                                     -----------
Net assets, December 31, 1998                         41,475,701

Purchase of 506 shares of treasury stock                  (3,781)

Net income                                            13,535,928

Dividends                                             (9,073,542)
                                                     -----------
Net assets, December 31, 1999                         45,934,306

Proceeds from issuance of 218,676 shares               2,759,688

Net income                                             5,032,203

Dividends                                             (6,380,130)
                                                     -----------
Net assets, December 31, 2000                        $47,346,067
                                                     ===========
[FN]
See accompanying notes.

             Renaissance Capital Growth & Income Fund III, Inc.

                          Statement of Cash Flows

                Years ended December 31, 2000, 1999 and 1998

                                            2000          1999         1998
                                            ----          ----         ----
Cash flows from operating activities:
 Net income                            $ 5,032,203   $13,535,928   $ 2,794,004
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operation activities:
     Net unrealized (appreciation)
      depreciation on investments        1,507,015    (4,465,591)    1,222,151
     Net realized gain on investments   (8,055,679)  (11,049,161)   (3,130,743)
     Purchase of investments            (7,838,711)   (5,263,278)  (13,094,416)
     Proceeds from sale of investments  10,366,539    18,683,236     3,631,244
     Repayment of debentures                     -             -        70,477
     Amortization of organization cost           -        83,820       124,709
     Decrease in receivable from sale
      of investment                              -             -     4,200,000
     (Increase) decrease in interest
      receivable                          (239,827)      137,090      (374,723)
     (Increase) decrease in other
      assets                                28,685       (15,617)      (14,134)
     Increase (decrease) in accounts
      payable                              (97,626)     (102,392)      182,902
     Increase (decrease) in accounts
      payable - affiliate                   22,037        (4,689)   (1,222,810)
     Increase in securities sold under
      agreements to repurchase          16,482,024             -             -
                                       -----------   -----------   -----------
        Net cash provided by (used in)
         operating activities           17,206,660    11,539,346    (5,611,339)

Cash flows from financing activities:
  Net proceeds from issuance of shares   2,759,688             -             -
  Purchase of treasury shares                    -        (3,781)   (1,661,439)
  Cash dividends                        (6,845,848)   (9,022,669)   (6,126,502)
                                       -----------   -----------   -----------

        Net cash used in financing
         activities                     (4,086,160)   (9,026,450)   (7,787,941)
                                       -----------   -----------   -----------

Net increase (decrease) in cash and
 cash equivalents                       13,120,500     2,512,896   (13,399,280)
Cash and cash equivalents at beginning
 of the year                             5,086,040     2,573,144    15,972,424
                                       -----------   -----------   -----------
Cash and cash equivalents at end of
 the year                              $18,206,540   $ 5,086,040   $ 2,573,144
                                       ===========   ===========   ===========

See accompanying notes.

             Renaissance Capital Growth & Income Fund III, Inc.

                    Statement of Cash Flows (continued)

                Years ended December 31, 2000, 1999 and 1998


Noncash investing and financing activities:

    During 2000, the Fund received common stock in settlement of amounts due from interest totaling $3,500 and received common stock in prepayment of interest totaling $135,000. The Fund also received common stock totaling $42,000 as a commitment fee.

    Fourth quarter dividends of $465,718 and $414,845 were accrued as of December 31, 1999 and 1998 respectively.

    During 1999, the Fund received common stock in settlement of amounts due from interest totaling $19,450 and received common stock in prepayment of interest totaling $90,447.

    During 1999, the Fund wrote down two portfolio investments in the amount of $3,000,000.

    During 1998, the Fund received common stock in settlement of amounts due from interest totaling $154,628.
[FN]
See accompanying notes.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                       Notes to Financial Statements

                      December 31, 2000, 1999 and 1998

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

    (d) Securities Sold Under Agreements to Repurchase

        Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at their contracted repurchase or resale amounts plus accrued interest. The Fund is required to deliver, as collateral, securities sold under agreements to repurchase. Collateral is valued daily, and additional collateral is delivered when appropriate.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      December 31, 2000, 1999 and 1998

(2) Summary of Significant Accounting Policies (continued)

    (e) Federal Income Taxes

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

    (f) Net income per share

        Net income per share is based on the weighted average of shares outstanding of 4,253,475 during 2000, 4,143,040 during 1999, and 4,246,163 during 1998.

    (g) Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as to the valuation of investments that effect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

    (h) Organization Costs

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

                    December 31, 2000, 1999 and 1998

(3) Management and Organization Fees (continued)

    The Investment Advisor receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund incurred $1,056,483, $878,987, and $812,056, for 2000, 1999, and 1998, respectively, for such management fees. Amounts payable for such fees at December 31, 2000 and 1999 were $208,049 and $204,030, respectively.

    The Investment Advisor was reimbursed by the Fund for administrative expenses paid by the Investment Advisor on behalf of the Fund. Such reimbursements were $101,929, $130,679, and $187,988, for 2000, 1999 and
    1998, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

    The Investment Advisor is to receive an incentive fee in an amount equal to 20% of any of the Fund's realized capital gains computed net of all realized capital losses and cumulative unrealized depreciation. At the Annual Shareholders' Meeting for the Fund held in May 1999, the shareholders approved an amendment to the Investment Advisory Agreement allowing the incentive fee to be accrued and paid on a quarterly basis in an effort to better reflect the operating results and financial position of the Fund on a quarterly basis. The Fund incurred $1,611,135, $2,313,841, and $626,149 during the years ended 2000, 1999 and 1998, respectively, for such incentive fees.

(4) Investments

    In the normal course of business the Fund conducts certain of its investment activities with brokers. The depository operations of these investing activities are performed pursuant to an agreement with a custodial bank.

    The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
    Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets in eligible portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. These investments are carried in the statements of assets and liabilities as of December 31, 2000 and 1999, at fair value, as determined by the Investment Advisor. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded, but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of

           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                    December 31, 2000, 1999 and 1998

(4) Investments (continued)

    redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

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

      At December 31, 2000 and 1999, all the Fund's investments, totaling $45,367,138 (69% of total assets) and $41,346,302 (88% of total assets), respectively, have been valued by the Investment Advisor in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                      December 31, 2000, 1999 and 1998

(4) Investments (continued)

    As of December 31, 2000 and 1999, the net unrealized appreciation associated with investments held by the Fund was $5,381,352 and $6,888,367, respectively. For 2000, the Fund had gross unrealized gains of $13,902,385 and gross unrealized losses of ($8,521,033). For 1999, the Fund had gross unrealized gains of $12,907,099 and gross unrealized losses of ($6,018,732).

(5) Restricted Securities

    As indicated on the statement of investments as of December 31, 2000 and 1999, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Advisor after considering certain pertinent factors relevant to the individual securities (note 4).

(6) Securities Sold Under Agreements to Repurchase

    Securities sold under agreements to repurchase are collateralized by $17,972,695 in Freddie Mae securities and $2,361,250 in equity securities held by the broker and are included in cash and cash equivalents and investments on the statement of assets and liabilities as of December 31, 2000, respectively.

(7) Purchase of Additional Shares

    In accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund, purchasing 218,676 Fund shares issued directly by the Fund in 2000. The Fund issued no shares in 1999 or 1998 under the dividend reinvestment plan.

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


                            RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                            By: /s/ Russell Cleveland
                               -----------------------------
                                Russell Cleveland, President


                            RENAISSANCE CAPITAL GROUP, INC.


                            By: /s/ Russell Cleveland
                               -----------------------------
                                Russell Cleveland, President

                                Exhibit 10.4

                             Custodial Agreement

This Agreement, dated as of January 1, 2001, between The Frost National Bank, ("FNB"), a national banking association, and Renaissance Capital Growth and Income Fund III, Inc. ("Ren III"), a Texas corporation.

                                 Witnesseth:

Whereas Ren III is a registered investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "Investment Act").

Whereas Ren III has appointed Renaissance Capital Group, Inc. as its registered investment advisor ("Investment Advisor").

Whereas pursuant to the Investment Act, Ren III is required to maintain its cash, securities and other assets with a qualified custodian and wishes to appoint FNB as its custodian on the terms and subject to the conditions set forth in this Agreement.

Pursuant to due authorization, Ren III hereby appoints FNB as custodian of its assets, and FNB hereby accepts such appointment, for the following purposes and upon the following conditions:

Section 1.  Appointment of Custodian.

    FNB shall act as custodian for all of Ren III's cash, securities and other assets which are transferred to FNB or its nominees, as custodian, and shall maintain those control policies and procedures specified herein to ensure the safekeeping of Ren III assets. FNB shall maintain accurate records regarding the acquisition and disposition of Ren III assets in its custody. Except as otherwise provided herein, FNB shall perform its duties as custodian as soon as operationally possible in accordance with the written instructions or directions submitted from time to time by the Authorized Parties (as hereinafter defined). This Agreement sets forth the exclusive duties of FNB with respect to any and all matters pertinent hereto and no implied duties or obligations of FNB shall be read into this Agreement. FNB may act relative hereto upon the written advice of counsel in reference to any matter connected herewith and shall not be liable for any mistake of fact, error of judgment, or any acts or omissions of any kind while acting in good faith and exercising reasonable judgment. FNB shall not have any obligations hereunder with respect to any cash, securities or other assets until such time as same have actually been received by FNB. FNB shall never have any obligation to pursue collection of any assets to be held in its custody under this Agreement.

Section 2.  Authorization and Signatures.

    Ren III has sole power, authority, and duty to manage, invest, and reinvest the custodial assets. The Board of Directors of Ren III shall vest such authority in Authorized Parties, who shall be those individuals or persons whose names are provided to FNB from time to time in a certified resolution of the Board of Directors of Ren III. Any additions to such list of Authorized Parties shall be made only pursuant to certified resolution of the Board of Directors of Ren III. Deletions to such list of Authorized

    Parties may be made upon a directive executed by two (2) Authorized Parties. Notwithstanding any other provision herein, FNB shall not execute any transaction without having two (2) signatures of duly Authorized Parties. FNB shall have no discretionary authority or control with respect to the management, investment or disposition of custodial assets. Authorized Parties shall deliver written instructions to FNB specifying all details of any action to be taken by FNB, and FNB shall execute all directives as soon as operationally possible; provided, however, with respect to any directives received by FNB by 12:00 o'clock noon on a weekday that it is open for business, directing FNB to either purchase securities, wire transfer funds, or sell or deliver any securities, FNB shall use its best efforts to initiate such purchase, wire transfer or deliver out the subject securities,
    as the case may be, by the close of that business day.   FNB shall act in
    accordance with such written instructions, provided FNB is in possession of sufficient assets in Ren III's account to accomplish such instructions.
    Ren III will designate to FNB, in a written direction signed by two or more Authorized Persons, money market mutual funds available to FNB, or other short-term investments into which cash assets, including proceeds of securities sales and interest and dividend payments shall be placed. Ren III will designate to FNB, in a written direction signed by two or more Authorized Persons, one or more custodial brokerage accounts to which custodial securities may be transferred by FNB, and Authorized Persons may direct the purchase or sale of such securities held in such custodial brokerage accounts.

Section 3.  Receipt and Disbursement of Money.

    A. FNB shall open and maintain a separate account or accounts in the name of Ren III, subject only to draft or order by FNB acting pursuant to the terms of this Agreement. FNB shall hold in such account or accounts, subject to the provisions hereof, all cash received by it from or for the account of Ren III. FNB shall make payments of such cash to, or for the account of, Ren III only (a) for the purchase of portfolio securities,
       (b) for the purchase or redemption of shares of the capital stock of Ren III upon delivery thereof to FNB, (c) for the payment of interest, dividends, taxes, management or supervisory fees or operating expenses (including, without limitation, fees for legal, accounting and auditing services, (d) for payments in connection with the conversion, exchange or surrender of securities owned or subscribed to by Ren III held by or to be delivered to FNB, (e) the purchase of government securities, or (f) for other proper corporate purposes. Before making any such payment, FNB shall receive (and may rely upon) an officer's certificate requesting such payment and stating that it is for a purpose permitted under the terms of items (a), (b), (c), (d) or (e) of this subsection A, and also, in respect of item (f), upon receipt of an officers' certificate and a certified copy of a resolution of the Board of Directors of Ren III signed by an officer of Ren III and certified by its Secretary or an Assistant Secretary, specifying the amount of such payment, setting forth the purpose for which such payment is to be made, declaring such purpose to be a proper corporate purpose, and naming the person or persons to whom such payment is to be made.

    B. FNB is hereby authorized to endorse and collect all checks, drafts or other orders for the payment of money received by FNB for the account of Ren III.

Section 4.  Receipt of Securities.

    FNB shall hold in a separate account in San Antonio, Texas, or such other location that is mutually agreeable to FNB and Ren III, and physically segregated at all times from those of any other persons, firms or corporation, pursuant to the provisions hereof, all securities received by it for or for the account of Ren III. All such securities are to be held or disposed of by FNB for, and subject at all times to the instructions of, Ren III pursuant to the terms of this Agreement. FNB shall have no power or authority to assign, hypothecate, pledge or otherwise dispose of any such securities and investments, except pursuant to the directive of Ren III and only for the account of Ren III as set forth in Sec. 5 of this Agreement.

Section 5.  Transfer, Exchange, Redelivery, of Securities.

    FNB shall have sole power to release or deliver any securities of Ren III held by it pursuant to this Agreement. FNB agrees to transfer, exchange, or deliver securities held by it hereunder only (a) for sales of such securities for the account of Ren III, (b) when such securities are called, redeemed or retired or otherwise become payable, (c) for examination by any broker selling any such securities in accordance with "street delivery" custom, (d) in exchange for or upon conversion into other securities alone or other securities and cash whether pursuant to any plan or merger, consolidation, reorganization, recapitalization or readjustment, or otherwise, (e) upon conversion of such securities pursuant to their terms into other securities, (f) upon exercise of subscription, purchase or other similar rights represented by such securities, (g) for the purpose of exchanging interim receipts or temporary securities for definitive securities, (h) for the purpose of redeeming in kind shares of capital stock of Ren III upon delivery thereof to FNB, (i) for the purpose of facilitating the purchase and/or sale of government securities, or (j) for other proper corporate purposes. As to any deliveries made by FNB pursuant to items (b),
    (d), (e), (f), (g), and (i), securities or cash receivable in exchange therefor shall be deliverable to FNB or at its direction. Before making any such transfer, exchange or delivery, FNB shall receive an officer's certificate authorizing such transfer, exchange or delivery and stating that it is for a purpose permitted under the terms of items (a), (b), (c), (d),
    (e), (f), (g), (h) or (i) of this Sec. 5 and also upon receipt of an officers' certificate and a certified copy of a resolution of the Board of Directors signed by an officer of Ren III and certified by its Secretary or an Assistant Secretary, specifying the securities to be delivered, setting forth the purpose for which such delivery is to be made, declaring such purposes to be proper corporate purposes, and naming the person or persons to whom delivery of such securities shall be made in respect of item (j).

Section 6.  FNB's Acts Without Instructions.

    Unless and until FNB receives an officer's certificate to the contrary, FNB shall:

    (a) present for payment all coupons and other income items held by it for the account of Ren III which call for payment upon presentation and hold the cash received by it upon such payment for the account of Ren III; (b) receive interest and cash dividends received, with notice to Ren III, to the account of Ren III; (c) hold for the account of Ren III hereunder all stock dividends, rights and similar securities issued with respect to any securities held by it hereunder; and (d) execute as agent on behalf of Ren III all necessary ownership certificates required by the Internal Revenue Code or the Income Tax Regulations of the United States Treasury Department or under the laws of any State now or hereafter in effect, inserting Ren III's name on such certificate as the owner of the securities covered thereby, to the extent it may lawfully do so.

Section 7.  Nominees.

    FNB may hold all or any of the property in its name, in the name of its nominee, and in such form as will permit title thereto to pass by delivery, in the name "Frost National Bank FBO Renaissance Capital Growth and Income Fund III, Inc." or in the name of Ren III. No such holding shall relieve FNB of liability for any loss resulting from an improper act of such nominee in connection with the property so held. At FNB's option, FNB may act through its nominees or custodians having accounts with the Depository Trust Company
    (DTC) as a depositor for all monies, dividends, interest, and other income earned upon the Ren III assets held by it and maintain proper records pertaining to such income.

Section 8.  Voting and Other Action.

    Neither FNB nor any nominee of FNB shall vote any of the securities held hereunder by or for the account of Ren III, except in accordance with the instructions contained in an officer's certificate. FNB shall deliver or cause to be executed and delivered in a commercially prompt manner, to Ren III all notices, proxies and proxy soliciting materials with relation to such securities, such proxies to be executed by the registered holder of such securities (if registered otherwise than in the name of Ren III), but without indicating the manner in which such proxies are to be voted.

    FNB shall, in a commercially prompt manner, transmit to Ren III all written information (including, without limitation, pendency of calls and maturities of securities and expirations of rights in connection therewith) received by FNB from issuers of the securities being held for Ren III. With respect to tender or exchange offers, FNB shall, in a commercially prompt manner, transmit to Ren III all written information received by the FNB from issuers of the securities whose tender or exchange is sought and from the party (or his agents) making the tender or exchange offer. As used herein, the phrase "commercially prompt manner" shall mean within five (5) business days.

Section 9.  Tax Reports and Returns.

    FNB shall be under no duty to file, on behalf of Ren III, or the officers, directors, or shareholders in Ren III, tax returns, reports or statements with any governmental authority. FNB is authorized, however, in the name of and on behalf of Ren III, to execute any certificates of ownership or other reports which may be required by the United States, or any state or other jurisdiction with respect to any property being held pursuant to this Agreement. It shall be Ren III's responsibility to ensure compliance with any applicable tax reporting and withholding tax requirements. FNB shall deliver to Ren III all Forms 1099 it receives with respect to the custodial assets.

Section 10.  Custodial Statements.

    FNB shall furnish to the Investment Advisor a statement of account as of the last day of each quarter and the last day of each fiscal year, consisting of a statement of account including cash receipts and disbursements and a list of assets held pursuant to this Agreement. Such statements shall be furnished to the Investment Advisor within thirty (30) business days after the later of the last day of each such quarter or fiscal year or within five
    (5) business days after receipt of the valuation supplied by the Board of Directors of Ren III. FNB shall also prepare such other special reports and statements as may be reasonably requested by Ren III or the Investment Advisor from time to time. In the preparation of such statements, FNB shall use the value of the assets of Ren III as determined by its Board of Directors.

Section 11.  Exchange of Temporary Certificates.

    FNB is authorized to exchange securities in temporary form for securities in definitive form or to effectuate other transitional changes such as a change in the par value or share denomination or the issue of replacement or renewal certificates or securities to effect exchanged certificates.

Section 12.  Independent Audit.

    FNB shall furnish to Ren III a SAS 70 Report as prepared annually by independent audit of the FNB Trust Functions within five (5) days after FNB's receipt of same from its auditors.

Section 13.  Termination of Agreement.

    This Agreement may be terminated by Ren III, or by FNB, on sixty days' notice, given in writing and sent by registered mail to FNB or to Ren III as the case may be. Upon any termination of this Agreement, pending appointment of a successor to FNB or a vote of the shareholders of Ren III to dissolve or to function without a custodian of its cash, securities and other property, FNB shall not deliver cash, securities or other property of Ren III to Ren III, but may, with the consent of the Board of Directors, deliver them to a bank or trust company in Dallas, Texas having an aggregate capital, surplus and undivided profits, as shown by its last published report of not less than five hundred thousand dollars ($500,000) as a custodian for Ren III to be held under terms similar to those of this Agreement; provided, however, that FNB shall not be required to make any such delivery or payment until full payment shall have been made by Ren III of all liabilities constituting a charge on or against the properties then held by FNB or on or against FNB, and until full payment shall have been made to FNB of all its fees, compensation, costs and expenses, subject to the provisions of this Agreement. In the event Ren III's Board of Directors has not appointed a successor custodian or otherwise consented to FNB's delivery of the assets held hereunder to a bank or trust company meeting the requirements set forth above upon the expiration of sixty (60) days from the date notice of termination is given by either party, FNB's obligations hereunder shall terminate and FNB may, at its election, interplead such assets with a court of competent jurisdiction in Dallas County, Texas, and FNB shall be entitled to recover from Ren III and/or the assets deposited with the court, its attorneys' fees and costs in connection with such interpleader. Upon the delivery by FNB of any assets to a successor custodian, bank or trust company, or a Dallas County District Court, FNB shall be released of any further responsibility or liability with respect to such assets.

Section 14.  Concerning Custodian.

    A. FNB shall be paid as compensation for its services pursuant to this Agreement such compensation pursuant to the fee schedule attached as
       Exhibit I. Ren III shall also pay for all out of pocket expenses incurred by FNB in the performance of its duties hereunder, including without limitation, the reasonable attorneys' fees it incurs as a result of such duties and/or the negotiation and preparation of this Agreement. The cash, securities and other assets held by FNB hereunder shall serve as security for all amounts owing hereunder to FNB by Ren III.

    B. FNB may rely and shall not be liable to any party for such reliance, upon any instrument or certificate herein described or certified copy of any resolution of the Board of Directors reasonably believed by FNB to be genuine, sufficient and properly presented. FNB shall not be liable in any respect on account of the authenticity, identity, authority or rights of the parties executing or delivering or purporting to execute or deliver this Agreement or any documents or papers or notices deposited or called for hereunder.

    C. Ren III agrees to indemnify and hold harmless FNB and its nominees from all taxes, charges, expenses, assessments, claims and liabilities (including reasonable counsel fees) incurred or assessed against FNB or its nominees in connection with the performance of this Agreement, except such as may arise from FNB's or its nominee's own gross negligence or willful misconduct. In the event of any advance of cash for any purpose made by FNB resulting from orders or instructions of Ren III, or in the event that FNB or its nominee shall incur or be assessed any taxes, charges, expenses, assessments, claims or liabilities in connection with the performance of this Agreement, except such as may arise from FNB's or its nominee's own gross negligence or willful misconduct, any property at any time held for the account of Ren III shall be security therefor.

Section 15.  Inspection.

    Ren III, or its designee, shall have the right to physically inspect the tangible assets held in FNB's custody, during normal business hours, upon reasonable notice. Ren III acknowledges that it will not be able to physically inspect any assets held by DTC.

Section 16.  Notice.

    Unless otherwise provided, all notices and other communications required or permitted under this Agreement shall be in writing and shall be mailed by United States first-class mail, postage prepaid, sent by facsimile or delivered personally by hand or by a nationally recognized courier addressed if to Investment Advisor: 8080 N. Central Expressway, Suite 210 LB-59, Dallas, Texas 75206, facsimile number (214) 891-8106, Attention: Barbe Butschek or if to FNB: 8201 Preston Road, Dallas, Texas 75225, facsimile number [(214) 515-4939, Attention: Thomas Welch, or at such other address or facsimile number as such party may designate by ten (10) days' advance written notice to the other parties hereto. All such notices and other written communications, if properly addressed as above provided, shall be effective upon receipt.

Section 17.  Assignment.

    This Agreement may not be assigned by FNB without the consent of Ren III, authorized or approved by a resolution of its Board of Directors. Ren III shall not assign this Agreement without the consent of FNB.

Section 18.  Compliance with Investment Company Act of 1940.

    Ren III agrees to file three (3) copies of this Agreement with the Securities Exchange Commission (the "Commission") pursuant to Section 26(c) of the Investment Company Act of 1940 (the "Act"). In the event any portion of this Agreement is ever determined by the Commission not to comply with the Act, the parties agree to amend the Agreement in such a manner so as to bring this Agreement into compliance.

Section 19.  Dispute Resolution.

    In order to facilitate an efficient and economical resolution of any disputed matter arising under this Agreement, FNB and Ren III agree that prior to the instigation of litigation by either of the parties, they will use their best efforts to resolve such dispute by first mediating the dispute in good faith. In the event a dispute cannot be resolved through mediation, upon the written request of either party hereto, such dispute shall be submitted to binding arbitration to be administered by the American Arbitration Association in Dallas, Texas, and determined in accordance with the Commercial Arbitration Rules of the American Arbitration Association. Judgment upon any arbitration award may be entered in any court having jurisdiction.

Section 20.  Miscellaneous.

    This Agreement constitutes the entire agreement of the parties and supersedes all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof and may not be modified or amended except in writing signed by both parties hereto. This Agreement may be executed in several counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same instrument. This Agreement shall be governed in all respects, including validity, interpretation, and effect, by the laws of the state of Texas, applicable to contracts made and to be performed in Texas. The rights and obligations contained in this Agreement are solely for the benefit of the parties hereto and are not intended to benefit or be enforceable by any other party, under the third party beneficiary doctrine or otherwise. If any provision of this Agreement shall be held or deemed to be or shall, in fact, be inoperative or unenforceable as applied to any particular case because it conflicts with any other provision or provisions hereof or any constitution or statute or rule of public policy or for any other reason, such circumstances shall not have the effect of rendering the provision in question inoperative or unenforceable in any other case or circumstance, or of rendering any other provision or provisions herein contained invalid, inoperative, or unenforceable. Facsimile signatures on any documents shall have the same legal effect as original signatures.

    EXECUTED as of the date and year written above.

                         RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.


                         By:        /S/ Russell Cleveland
                            ----------------------------------------
                              Russell Cleveland, President and CEO



                         FROST NATIONAL BANK


                         By:       /S/ Thomas M. Welch
                            ----------------------------------------

                         Name:        Thomas M. Welch
                              --------------------------------------

                         Title:        Vice President
                               -------------------------------------

                                  EXHIBIT I


             RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                                 ("Ren III")

                            CUSTODY FEE SCHEDULE


     5 basis points (.05%) annually, prorated and paid monthly, on market value of the custodial assets held by FNB as determined by the Board of Directors in its quarterly and annual valuation statements (up to a maximum of $50 million in market value)

     $35 per transaction (not to include deposits or transfers of cash or payments made on behalf of Ren III at its direction)

     Collateral Maintenance: As each separate collateral file is established, a $35 set up charge will be assessed. Thereafter, a $35 annual fee will be charged for each collateral file maintained.