Form 10-Q
period 2001-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2001-05-15
CIK 919567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _________________

                         Commission File Number: 0-20671

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Texas                                     75-2533518
             ------------------------------------------------------
             (State or other jurisdiction(I.R.S. Employer I.D. No.)
                        of incorporation or organization)

             8080 North Central Expressway, Dallas, Texas 75206-1857
              -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                  214/891-8294
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____
4,361,617 shares of common stock were outstanding at May 15, 2001.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                       Statement of Assets and Liabilities
                                   (Unaudited)

                                     Assets


                                       December 31, 2000        March  31, 2001



Cash and cash equivalents                    $18,206,540            $19,017,192
Investments, at fair value, cost of
   $39,985,786 and $37,045,211                45,367,138             45,284,310
Accounts receivable                              464,110                637,441
Other assets                                      39,812                 33,414
                                             -----------             ----------
                                             $64,077,600            $64,972,357
                                             ===========            ===========

                           Liabilities and Net Assets


Liabilities:
   Securities sold under agreements
      to repurchase                          $16,482,024            $16,966,529
   Accounts payable                               14,082                  9,407
   Accounts payable - affiliate                  235,427                250,574
   Dividends payable                                   -                      -
                                            ------------            -----------
                                              16,731,533             17,226,510
                                            ------------            -----------
Net Assets:
   Common stock, $1 par value;
      20,000,000 shares authorized;
      4,561,617 issued, and 4,361,617
      outstanding                              4,561,618              4,561,618
   Additional paid-in capital                 38,799,907             38,799,907
   Treasury stock at cost,
      200,000 shares at December
      31, 2000 and at March 31, 2001          (1,665,220)            (1,665,220)
   Undistributed net investment income         5,649,762              6,049,542
                                              -----------            ----------

         Net assets, equivalent to $10.86
          and $10.95 per share on the shares
          outstanding on December 31, 2000
          and March 31, 2001                  47,346,067             47,745,847
   Commitments and contingencies                       -                      -
                                             -----------            -----------
                                             $64,077,600            $64,972,357
                                             ===========            ===========
   Net asset value per share                 $     10.86            $     10.95
                                             ===========            ===========
See accompanying notes.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                             Statement of Operations

                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                     2000                2001
                                                    -------            -------

Investment Income:

    Interest                                    $   365,529         $   294,736
    Dividends                                        29,874              23,329
    Other investment income                          76,250               6,420
                                                -----------         -----------
      Total investment income                       471,653             324,485
                                                -----------         -----------

Expenses:

    Bank charges                                      8,734               5,449
    Directors' fees                                  14,000              15,750
    Legal and professional                           63,893              41,037
    Management fees                                 347,506             209,806
    Taxes                                              (878)                  -
    Other                                            50,292              42,737
                                                -----------         -----------
      Total expenses                                483,547             314,779
                                                -----------         -----------

      Net investment income                         (11,894)              9,706

Realized gain on investments                      6,444,540          (2,467,658)
Unrealized gain (loss) on investments            25,104,421           2,857,732
                                                -----------         -----------
Net increase (decrease) in net assets
  resulting from operations                     $31,537,067         $   399,780
                                                ===========         ===========














See accompanying notes.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                       Statement of Changes in Net Assets

                                   (Unaudited)





                                                   Three Months Ended March 31,
                                                     2000                2001
                                                    -------            -------




Increase (decrease) in net assets
 resulting from operations

Investment income - net                          $    (11,894)     $     9,706
Realized gain on investment                         6,444,540       (2,467,658)
Unrealized gain (loss) on investments              25,104,421        2,857,732
                                                  -----------       ----------

    Net increase (decrease) in net assets
    resulting from operations                      31,537,067          399,780

Distributions to shareholders                               -                -
Cost of shares repurchased                                  -                -
                                                  -----------       ----------

    Total increase (decrease)                      31,537,067          399,780

Net assets
    Beginning of period                            45,934,306       47,346,067
                                                  -----------      -----------
    End of period                                 $77,471,373      $47,745,847

                                                  ===========      ===========
















See accompanying notes.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                          Notes to Financial Statements

                                 March 31, 2001

1.      Organization and Business Purpose

        Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"), a Texas corporation formed in 1994, is a non-diversified closed-end investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act"). The Fund seeks to achieve current income and capital appreciation by investing primarily in unregistered convertible securities of emerging growth size companies.

2.      Significant  Accounting  Policies

        A. Federal Income Taxes - The Fund has elected the special income tax treatment available to a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code in order to be relieved of federal income tax on that part of its net invest- ment income and realized capital gains that it pays out to its share- holders. If a RIC meets certain diversification and distribution requirements under the Code, it qualifies for pass-through tax treatment. The Fund would cease to qualify for pass-through tax treat- ment if it were unable to comply with these requirements. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in both the Fund's net assets and the amount of income available for distribution to shareholders.

        B. Distributions to Shareholders - Dividends paid to shareholders are recorded on the ex-dividend date. There were no dividends during the quarter ended March 31, 2001.

        C. Management Estimates - The financial statements have been prepared in conformity with generally accepted accounting principles. The prepa-ration of the accompanying financial statements requires estimates and assumptions made by the Investment Adviser as to the valuation of investments that effect the amounts and disclosures in the financial statements. Actual results could differ significantly from those estimates.

        D. Financial Instruments - In accordance with the reporting require-ments of Statement of Financial Accounting Standards No. 107, "Disclo-sures about Fair Value of Financial Instruments," the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

3.      Investment Advisory Agreement

        The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an
        Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the net assets each quarter. The Fund accrued a liability of $209,806 for such operational management fees performed during the quarter ended March 31, 2001.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                 March 31, 2001

3.      Investment Advisory Agreement


        In addition to the management fee, the Investment Advisory Agreement entitles the Investment Adviser to an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital depreciation of the Fund. This management incentive fee is calculated on a quarterly basis. There were no incentive fees earned for the quarterly period that ended March 31, 2001.

        Finally, the Investment Adviser is reimbursed for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursement was $63,802 for the quarter ending March 31, 2001, and is included in general and administrative expenses in the accompanying statement of operations.

 4.     Capital Share Transactions

        As of March 31, 2001 there were 20,000,000 shares of $1 par value capital stock authorized, 4,561,617 shares issued, 4,361,617 shares outstanding, and additional paid-in capital aggregating $41,696,305.

        Year-to-date transactions in capital stock are as follows:
                                                    Shares            Amount
                Balance December 31, 2000         4,361,617        $41,696,306
                Shares repurchased                        -                  -
                                                  ---------        -----------
                Balance March 31, 2001            4,361,617        $41,696,306
                                                  =========        ===========

5.      Temporary Investments

        At March 31, 2001, temporary investments were held in a money market fund made up of U.S. Treasury obligations and a U.S. Treasury bill. As additional cash is realized from the liquidation of investments, temporary investments will also be comprised of U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.

        The Fund invests primarily in convertible securities and equity invest-ments of companies that qualify as eligible portfolio companies, as defined in Section 2(a)(46) of the 1940 Act, or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the Fund's assets, as defined under the 1940 Act, must be invested in eligible portfolio companies (as defined in the 1940 Act). In the event the Fund has less than 70% of its assets in eligible portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. At March 31, 2001, the Fund had more than 70% of its assets in eligible portfolio investments.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                 March 31, 2001
6.      Investments

        The Fund's investments are carried in the statements of assets and liabilities as of March 31, 2001, at fair value as determined by the Investment Advisor. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded. In certain instances, the Fund has registration rights. In addition, the Fund may sell restricted securities pursuant to Rule 144 of the Securities Act of 1933.

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


                          INVESTMENT VALUATION SUMMARY

                                                    CONVERSION            FAIR
                                         COST      OR FACE VALUE          VALUE
Active Link Communications, Inc.
8% Subordinated Convertible
 Promissory Note                    $    375,000    $    375,000    $    375,000

Bentley Pharmaceuticals, Inc.
Common Stock                           1,947,140       4,310,840       4,267,730

CaminoSoft Corp.
 Common Stock                          4,625,000       4,500,000       4,355,000

CareerEngine Network, Inc.
12% Convertible Debenture                250,000         250,000         250,000

Dexterity Surgical, Inc.
9% Convertible Debenture               1,440,894       1,440,894       1,440,894
8% Convertible Preferred Stock         1,000,000         146,154         146,154
Common Stock                             635,000          49,400             -0-

Display Technologies, Inc.
8.75% Convertible Debenture            1,750,000       1,750,000       1,750,000
5.25% Convertible Preferred Stock        500,000          24,000          24,000
Common Stock                           1,049,741          21,313          21,100

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                 March 31, 2001

6.      Investments (continued)

                          INVESTMENT VALUATION SUMMARY

                                                    CONVERSION            FAIR
                                         COST      OR FACE VALUE          VALUE

The Dwyer Group, Inc.
Common Stock                           1,966,632       1,687,500       1,670,625

eOriginal, Inc.
5% Convertible Preferred Stock         4,000,030       8,997,250       8,577,418

Fortune Natural Resources Corp.
Common Stock                             545,500         454,639         450,093

Grand Adventures Tour & Travel
    Publishing Corp.
10% Convertible Debenture                350,000         350,000         350,000
8% Convertible Debenture               1,000,000       1,000,000       1,000,000
Common Stock                             130,089          17,063          16,892

Integrated Security Systems, Inc.
9% Promissory Notes                      890,000         890,000         890,000
8% Convertible Promissory Note           500,000         500,000         500,000
9% Convertible Debenture               2,084,101       2,084,101       1,453,750
9% Convertible Preferred Stock           150,000         150,000             -0-
Common Stock                             215,899         215,899             -0-

JAKKS Pacific, Inc.
Common Stock                           3,132,460       5,709,312       5,652,219

Laserscope
8% Convertible Debenture               1,500,000       1,500,000       1,500,000

Medical Action Industries, Inc.
Common Stock                             555,392         685,008         678,158

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture               2,425,748       2,425,748       1,925,748

Poore Brothers, Inc.
Common Stock                           1,963,170       6,035,491       5,623,362

RailAmerica, Inc.
6% Convertible Debenture                 500,000         500,000         500,000

Simtek Corporation
Common Stock                             195,000         690,000         598,600

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                                 March 31, 2001

6.      Investments (continued)

                          INVESTMENT VALUATION SUMMARY

                                                    CONVERSION            FAIR
                                         COST      OR FACE VALUE          VALUE

SiVault, Inc.
Common Stock                             350,000         350,000         175,000

ThermoView Industries, Inc.
Common Stock                             500,000             -0-             -0-

Verso Technologies, Inc.
Common Stock                             512,500         134,530          76,459

Miscellaneous Securities                   5,915       1,137,779       1,016,108
                                     -----------     -----------     -----------
                                     $37,045,211     $48,381,921     $45,284,310
                                     ===========     ===========     ===========




Pursuant to procedures established by the Investment Adviser, the fair value of each investment is based upon its cost to the Fund. Costs are the primary factor used to determine fair value until significant developments affecting the investee company provide a basis for use in an appraisal valuation. The fair value of debt securities and preferred securities convertible into common stock is the sum of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of preferred securities without regard to conversion features is determined on the basis of the terms of the preferred security, its dividend, and its liquidation and redemption rights and absent special circumstances will typically be equal to the lower of cost or 120% of the value of the underlying common stock. The fair value of the conversion features of a security, if any, are based on fair values as of the relevant date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or in the event an over the counter security has no closing price, then the security is valued at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.


Material Changes in Portfolio Investments

          The following portfolio transactions are noted for the quarter ended March 31, 2001 (portfolio companies are herein referred to as the "Company"):


          Dexterity Surgical, Inc. (DEXT) In the first quarter ended March 31, 2001, the Company made principal repayments on the Fund's convertible debentures of $59,106, reducing the outstanding principal balance on the debentures to $1,440,894.

          Renaissance US Growth & Income Trust, PLC ("RUSGIT") also received $59,106 in principal repayments on its debentures in the first quarter, reducing the outstanding balance on the RUSGIT debentures to $1,440,894.

          Display Technologies, Inc. (DTEK) In the first quarter of 2001, the Fund, together with RUSGIT and Raymond James Capital Partners, LP ("Raymond James"), another significant DTEK investor, consummated a transaction with the Company pursuant to an Agreement to Provide Guarantee ("Guarantee") January 17, 2001. Pursuant to the Guarantee, Raymond James guaranteed $1,750,000 of Company debt and RUSGIT agreed to indemnify Raymond James with respect to any payments made by Raymond James pursuant to the Guarantee up to $500,000. As consideration for the Guarantee, RUSGIT received warrants to purchase 857,000 shares of the Company's common stock at $0.125 per share and the debentures and preferred stock instruments owned by both RUSGIT and the Fund had their respective conversion prices reduced to $2.00 per share. Previously, the debentures for RUSGIT and the Fund were convertible at $4.31 per share and the Series A convertible preferred stock for both RUSGIT and the Fund had been convertible at $3.33 per share. The Fund did not participate in the Guarantee because the Fund was fully invested at the time the Guarantee was made.

          Integrated Security Systems, Inc. (IZZI) In January 2001, the Fund advanced the Company $125,000 in senior preferred convertible promissory notes bearing interest at 8% and maturing on or before May 12, 2001. The note is convertible at the Fund's option into common stock of the Company at a rate of $0.20 per share and is secured by that certain security agreement executed by the Company in favor of the Fund entitling it to be secured by all the assets of the parent Company and all its operating subsidiaries. Subsequent to March 31, 2001, the Fund advanced an additional $150,000 to the Company pursuant to an 8% convertible promissory note bearing identical terms as the promissory note described above.

          RUSGIT also advanced $125,000 to the Company in January 2001, which advances were made in the same amounts and pursuant to the same terms as the Fund's investments. RUSGIT also advanced $150,000 to the Company subsequent to March 31, 2001, which advance was made under identical terms and conditions and the Fund's subsequent investment.

          JAKKS Pacific, Inc. (JAKK) In the first quarter of 2001, the Fund sold 50,000 shares of the Company's common stock in the open market at an average price of $10.78 per share and netting proceeds to the Fund of $538,796.92, representing a gain of $347,131.06. After the sale, the Fund had 537,347 shares remaining having a cost basis of $3,132,460, or $5.83 per share.

          Also in the first quarter of 2001, RUSGIT sold 50,000 shares of JAKKS common stock at the same rate per share as the Fund's sales.

          Play by Play Toys and Novelties, Inc. (PBYP) In the first quarter of 2001, the Company defaulted on the Fund's debentures by failing to repay all outstanding principal and interest in full. All payments were originally due December 31, 2000. In February 2001, the Fund entered into a preliminary term sheet with the Company and the other holders of the debentures in which the parties agreed to restructure the debentures and extend the maturity for certain items of consideration. Subsequent to the signing of the term sheet, the Company announced it could not meet the terms and would be unable to close on the restructuring. The Company is currently in negotiations with the Fund to restructure the debentures and it is uncertain at this time whether or not the debentures can be restructured. Due to the circumstances, the Fund took a $500,000 reserve on its investment in the Company.

          RUSGIT also has taken a reserve Fund's in its investment in the Company identical to the and is negotiating its position on an equal basis with the Fund's negotiation.

          Voice It Worldwide, Inc. (Liquidation) In the first quarter of 2001, the Fund wrote off its remaining investment in the Company. In total, the Fund received $681,611 from the liquidation and had a total writeoff of $2,814,789.

***

          Pending investment in portfolio investments, Funds are invested in temporary cash accounts and in government securities. At March 31, 2001, all of these Funds were held in a money market Fund made up of U.S. Treasury obligations. As additional cash is realized from the liquidation of investments, temporary investments will also be comprised of U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in Section 55(a) (1) through (5) of the 1940 Act.


Results of Operations for the Quarter Ended March 31, 2001

          For the quarter ended March 31, 2001, the Fund had net investment income of $9,706 compared to a net investment loss of ($11,894) for the first quarter of 2000. The increase in net investment income was primarily attributable to a 35% decrease in operating expenses versus the comparable quarter of 2000. Management fee expense was reduced from $347,506 in the first quarter of 2000 to $209,806 in the first quarter of 2001 due to lower valuations for the Fund's investment portfolio. Additionally, expenses were down almost across the board as bank charge fees were lower, legal and professional fees were reduced by 36% to $41,037, and other expenses were reduced from $50,292 in the first quarter of 2000 to $42,737 in the first quarter of 2001. For the quarter ended March 31, 2001, investment income was down 31% to $324,485. The reduction in investment income is primarily the result of lower interest and dividend income due to the Fund's more concentrated position in common stock and other non-interest bearing instruments as a result of conversions of yield-bearing instruments such as convertible debentures and convertible preferred stock, coupled with the lack of new investment activity in yield-bearing instruments. During the first quarter, the Fund experienced a realized loss on investments of $2,467,658 due to the writeoff of the investment in Voice It Worldwide, Inc. In addition, the Fund had an unrealized gain on investments of $2,857,732 compared to an unrealized gain of $25,104,421 at March 31, 2000. The decrease in unrealized gain is due to lower market values for portfolio investments.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)      Exhibits

                 (1) January 1, 2001, Escrow Agreement among Renaissance Capital Growth and Income Fund III, Inc., Renaissance Capital Group, Inc., and The Frost National Bank.

         (b)      Reports on Form 8-K

                  (2)   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.




May 15, 2001         ___________________________________________________________
                              Russell Cleveland, Chairman and President
                              (Principal Executive Officer)



May 15, 2001         ___________________________________________________________
                                Barbe Butschek, Chief Financial Officer
                                     (Principal Financial Officer)

                                    EXHIBIT 1






           JANUARY 1, 2001 ESCROW AGREEMENT AMONG RENAISSANCE CAPITAL
                        GROWTH AND INCOME FUND III, INC.,
                        RENAISSANCE CAPITAL GROUP, INC.,
                                       AND
                             THE FROST NATIONAL BANK

                                ESCROW AGREEMENT


     This Escrow Agreement is dated to be effective as of January 1, 2001, among Renaissance Capital Growth and Income Fund III, Inc. (the "Fund"), Renaissance Capital Group, Inc. ("RCG") and The Frost National Bank, Dallas, Texas, as Escrow Agent (the "Escrow Agent").

                                    RECITALS

A. The Fund is a closed-end management investment company that has elected to be regulated as a business development Company under the Investment Company Act of 1940, as amended (the "1940 Act"), and has not withdrawn such election.

B. RCG manages the assets of the Fund and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended.

C. By the terms of Rule 17g-1 (the "Rule") promulgated by the Securities and Exchange Commission under the 1940 Act, the Fund is required to provide and to maintain in effect a fidelity bond issuing against certain losses, including larceny and embezzlement, by officers and employees having direct or indirect access to its funds and securities.

D. The Fund has obtained a fidelity bond (the "Bond") and intends to establish an escrow fund to provide for the payment of the full amount of the deductible under the Bond, in the event of any loss insured under the terms of the Bond.

E. RCG has deposited $50,000 in a money-market account at The Frost National Bank, Account No. 96-6001890 entitled "Renaissance Capital Group, Inc. Fidelity Bond Deductible" (the "Deposit").

     NOW THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereby agree as follows:

1. Escrow Deposit. The Deposit shall be the initial escrow amount (the "Escrow Amount") and shall be held by the Escrow Agent in an escrow account. The Escrow Amount may be increased or decreased from time to time upon written instructions from RCG, but shall never be less than the deductible under the Bond, if any. The Escrow Amount shall be invested in obligations of, or guaranteed by, the United States of America, in commercial paper obligations receiving the highest rating from either Moody's Investors Service, Inc. or Standard & Poor's Corporation, or in certificates of deposit, bank repurchase agreements or bankers' acceptances of commercial banks with capital exceeding $100,000,000, or in money market or savings accounts.

2. Claims and Payments. The Fund shall notify the Escrow Agent in the event of the payment of a claim under the Bond to which the deductible applies. In the event of a loss, upon written instructions from RCG, the Escrow Agent shall pay from time to time all or a portion of the Escrow Amount to the Fund.

3.       Rights  and  Duties of Escrow  Agent.  The Fund and RCG agree  that the
following  provisions  shall  control  with  respect  to  the  rights,   duties,
liabilities and indemnification of the Escrow Agent:

(a) Escrow Agent recognizes and is to give consideration only to the terms, provisions, and conditions of this Escrow Agreement. Unless otherwise provided in this Escrow Agreement, Escrow Agent has no duty to determine or inquire into the happening or occurrence of any event or contingency or the performance or failure of any of the undersigned with respect to arrangements or contracts with each other or with others. The Escrow Agent's sole duty hereunder is to safeguard the Escrow Amount and to dispose of and deliver the same in accordance with instructions given to it in the form and tenor provided for in this Escrow Agreement. Other than those duties or obligations expressly set forth herein, no implied duties or obligations of the Escrow Agent shall be read into this Escrow Agreement or imposed upon Escrow Agent.

(b)       (i)  If,  however,  Escrow Agent is called upon by the terms of this
               Escrow Agreement to determine the occurrence of any event or contingency, Escrow Agent shall be obligated, in making such determination, only to exercise reasonable care and diligence. In the event of error in making such determination, Escrow Agent shall be liable only for its own willful misconduct or its gross negligence. In determining the occurrence of any such event or contingency, Escrow Agent may request from any of the undersigned or any other person and may rely upon, such reasonable additional evidence as Escrow Agent in its discretion may deem necessary to determine any fact relating to the occurrence of such event or contingency, and in this connection may inquire and consult, among others, with any of the undersigned at any time. Escrow Agent shall not be liable for any damages resulting from its delay in acting hereunder pending its examination of the additional evidence requested by it.

          (ii) Whenever under the terms of this Escrow Agreement, Escrow Agent is required to take certain action upon the occurrence of any event or contingency, the time prescribed for action by Escrow Agent shall in all cases be a reasonable time after notice to Escrow Agent of the happening of such event or contingency, provided, however, that the inclusion of this sentence shall not be deemed to limit or reduce the time allowed Escrow Agent for action as provided in the immediately preceding sentence.

(c) Escrow Agent shall not be responsible or liable to any person in any manner whatever for the sufficiency of the Escrow Amount. The Escrow Agree- ment is an agreement among the parties acting in their own behalf. The duty of Escrow Agent hereunder shall only be to the other parties to this Escrow Agreement.

(d) None of the undersigned shall attempt to assign or transfer his or its interest hereunder or any part hereof. Any such assignment or attempted assignment by any one or all of the undersigned shall be in direct conflict with the Escrow Agreement, and Escrow Agent shall not be bound thereby.

(e) Escrow Agent may rely and act upon, without liability to any party, any written notice, request, waiver, consent, certificate, receipt, authorization, instruction or other instrument or document which Escrow Agent in good faith believes to be genuine and to be what it purports to be.

(f) Whenever under the terms of this Escrow Agreement the performance date of any provision hereof shall fall on a holiday of the Escrow Agent, the performance on the next successive business day of Escrow Agent shall be deemed to be in full compliance.

(g) Any notice, request, waiver, consent, certificate, receipt, authorization, instruction or other document required or permitted to be delivered hereunder shall be sufficiently given if in writing and delivered personally or mailed by registered or certified mail, postage prepaid and return receipt requested, or transmitted by prepaid telegram, addressed to the parties hereto at the addresses set forth below opposite their respective signatures, or such other address as any of the undersigned shall hereafter designate by notice to the other parties in the manner provided herein. Any notice to the Escrow Agent must be given to the Escrow Agent's Trust Department during normal business hours and shall be effective only upon receipt.

(h) In the event of any disagreement between any of the parties to this Escrow Agreement, or between them or either or any of them and any other person, resulting in adverse claims or demands being made in connection with the subject matter of the Escrow Agreement or in the event that the Escrow Agent, in good faith, be in doubt as to what action it should take hereunder, the Escrow Agent may, at its option, refuse to comply with any claims or demands on it, or refuse to take any other action hereunder, so long as such disagreement continues or such doubt exists and in any event the Escrow Agent shall not be or become liable for interest or in any other way to any person for its failure or refusal to act, and the Escrow Agent shall be entitled to continue so to refrain from acting until:

         (i) this disagreement is resolved either through mediation or, at Escrow Agent's demand, binding arbitration; or

         (ii) the rights of all parties shall have been fully and finally adjudicated by a court of competent jurisdiction; or

         (iii) all differences shall have been adjusted and all doubt resolved by agreement among all of the interested persons, and the Escrow Agent shall have been notified thereof in writing signed by all such persons.

         For purposes of any suit mentioned in this paragraph to which the Escrow Agent may be a party, the undersigned hereby consent and submit to the jurisdiction of the appropriate Court, whether Federal or State, sitting at Dallas, Dallas County, Texas. The rights of the Escrow Agent under this paragraph are cumulative of all other rights which it may have by law or otherwise.

(i) Further, in the event of such disagreement or doubt (as described above in Subsection (h)), Escrow Agent may, at its option, institute mediation by written notice to each of the parties. Escrow Agent and RCG shall jointly select a mediator. No earlier than 3 days after receipt of said notice, the designated representatives of the parties involved in the dispute shall meet to mediate at a mutually acceptable time and place, and, thereafter, as often as reasonably deemed necessary, shall exchange relevant information and attempt to resolve the dispute. The undersigned and Escrow Agent shall seek to resolve such dispute by first mediating the dispute in good faith. In the event a dispute cannot be resolved through mediation, upon the written request of any party hereto, such dispute shall be submitted to binding arbitration to be administered by the American Arbitration Association in Dallas, Texas, and determined in accordance with the Commercial Arbitration Rules of the American Arbitration Association. Judgment upon any arbitration award may be entered in any court having jurisdiction.

(j) In the alternative and not withstanding anything herein to the contrary, at Escrow Agent's sole discretion, Escrow Agent shall have the right to institute a Bill of Interpleader or any other appropriate judicial proceeding in any court of competent jurisdiction to determine the rights of the parties. Should a Bill of Interpleader or other judicial proceeding be instituted in which the Escrow Amount is tendered to the Court, or should the Escrow Agent become involved in litigation in any manner whatsoever on account of this Escrow Agreement, the Fund and RCG, their successors and assigns shall pay the reason- able expenses and costs incurred by Escrow Agent in connection with or resulting from such litigation.

(k) Escrow Agent may from time to time consult with legal counsel of its own choosing in the event of any disagreement, controversy, question or doubt as to the construction of any of the provisions hereof or its duties hereunder, and it shall incur no liability and shall be fully protected in acting in good faith in accordance with the opinion and instructions of such counsel, as may be reduced to writing. The undersigned (herein referred to as "Indemnitors"), as additional consideration of the execution of this Escrow Agreement by the THE FROST NATIONAL BANK, its officers, employees and agents (herein collectively re-ferred to as "Indemnitee"), hereby RELEASE, DISCHARGE AND ACQUIT Indemnitee of any and all claims, demands and causes of action arising or to arise, out of this Escrow Agreement, except for such claims that arise out of Indemnitee's gross negligence or willful misconduct. Indemnitors hereby further agree to INDEMNIFY and HOLD HARMLESS Indemnitee of, from, by, for and against any and all claims, demands, and causes of action, arising, or to arise, from said Escrow Agreement, except for such claims that arise out of Indemnitee's gross negligence or willful misconduct.

        In the event a demand is made or an action is filed, whether rightfully or wrongfully, with respect to the subject of the Indemnity herein, Indemnitors agree that Indemnitee may employ attorneys of its own selection to appear and to defend the action, on behalf of Indemnitee, at the expense of Indemnitors and further, should it become necessary for Indemnitee, its agents or attorneys, to incur costs or retain the services of any attorney to enforce this Escrow Agreement, or any portion thereof, Indemnitors agree and promise to pay Indemnitee's reasonable costs, attorney's fees and any mediation fees thereby expended, or for liabilities thereby incurred

(l) Escrow Agent is authorized by the undersigned to withhold the release or distribution of the Escrow Amount until such time as Escrow Agent has received payment for such services. Such charges, fees and costs shall be paid to said Escrow Agent at its offices in Dallas, Texas.

(m) Anything in this Escrow Agreement to the contrary notwithstanding, Escrow Agent shall not be liable to any person for anything which it may do or refrain from doing in connection with this Escrow Agreement, unless Escrow Agent is guilty of gross negligence or willful misconduct.

(n) Escrow Agent may resign and be discharged from its duties, hereunder at any time by giving written notice of its resignation to the parties, specifying the effective date thereof, which date shall be no sooner than sixty (60)days after the date such notice is given. Upon the effective date of Escrow Agent's resignation, Escrow Agent shall distribute the Escrow Account in accordance with written instructions form RCG. If RCG shall not have provided Escrow Agent with written instructions concerning the distributionof the Escrow Account, by the effective date of either Escrow Agent's resignation or the termination of this Escrow Agreement, Escrow Agent may initiate an interpleader action as provided in paragraph 3(j) hereof.

(o) Compensation for the services of the Escrow Agent shall be paid by RCG and shall be $275.00 per year, or any part of a year pro rata. RCG shall also pay the reasonable attorneys' fees incurred by Escrow Agent in connection with the negotiation and preparation of this Agreement.

(p) The Escrow Agent is expressly authorized to comply with and obey any orders, judgments, or decrees of any court with respect to any matter relating to this Escrow Agreement. In the event the Escrow Agent obeys or complies with any such order, judgment or decree of any court, the Escrow Agent shall not be liable to any of the parties hereto or to any other person by reason of such compliance, notwithstanding any such order, judgment or decree being subse- quently reversed, modified, annulled, set aside, vacated or found to have been entered without jurisdiction.

(q) If any portion of this Escrow Agreement shall be held invalid or unenforceable, then so far as is reasonable and possible, the remainder of this Escrow Agreement shall be considered valid and operative, and effect shall be given to the intent manifested by the portion held invalid or unenforceable.

4. Term and Termination. This Escrow Agreement will terminate on December 31, 2001 and shall be automatically renewable for successive one-year terms. The Escrow Agreement may be terminated upon (i) 15 days prior written notice from RCG or the Fund to the Escrow Agent or (ii) 60 days prior written notice from the Escrow Agent to RCG and the Fund. Upon termination of this Escrow Agreement, the Escrow Amount shall be distributed in accordance with written instructions from RCG. Upon distribution of the Escrow Amount in accordance with RCG's written instructions at the termination of this Escrow Agreement or resignation of Escrow Agent, Escrow Agent shall thereupon and thereafter be released from any further responsibility or liability in connection therewith, other than liability resulting from Escrow Agent's gross negligence or intentional misconduct.

5. Counterparts. This Escrow Agreement may be executed in several counter-parts, each of which shall be deemed an original, and such counterparts shall constitute one and the same instrument.

6. Interest Income. Any income earned by the subject matter of the escrow shall be reportable under tax number of 75-2053968 and be paid to RCG quarterly.

7. Governing Law. This Escrow Agreement shall be governed by and construed under the applicable laws of the State of Texas.







SIGNATURES APPEAR ON THE NEXT PAGE

RENAISSANCE CAPITAL GROUP, INC.


By: ________/s/______________     8080 North Central Expressway, Suite 210-LB 59
                                  Dallas, Texas 75207
                                  Attention: Barbe Butschek
Title:_______________________



RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

By: ________/s/______________     8080 North Central Expressway, Suite 210-LB 59
                                  Dallas, Texas 75207
                                  Attention: Barbe Butschek
Title:_______________________







THE FROST NATIONAL BANK
as Escrow Agent


By: ________/s/______________      8201 Preston Road, Suite 520
                                   Dallas, Texas 75225
Title: ______________________      Attention: Thomas Welch