Form 10-Q
period 2001-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2001-08-14
CIK 919567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-20671

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                Texas 75-2533518
            ---------------------------------------------------------
           (State or other jurisdiction of (I.R.S. Employer I.D. No.)
                         incorporation or organization)

             8080 North Central Expressway, Dallas, Texas 75206-1857
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  214-891-8294
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __x__ No _____
4,361,617 shares of common stock were outstanding at August 15, 2001.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                       Statement of Assets and Liabilities
                                   (Unaudited)

                                     Assets

                                         December 31, 2000        June 30, 2001

Cash and cash equivalents                   $ 18,206,540          $ 22,067,713
Investments at fair value, cost of
     $39,985,786 and $35,318,588              45,367,138            46,176,697
Accounts receivable                              464,110               246,040
Accounts receivable - brokerage                      -0-             1,274,073
Other assets                                      39,812                26,944
                                            ------------          ------------
                                            $ 64,077,600          $ 69,791,467
                                            ============          ============

                           Liabilities and Net Assets
Liabilities:
     Securities sold under agreements
            to repurchase                   $ 16,482,024          $ 14,907,749
     Accounts payable                             14,082                25,975
     Accounts payable - affiliate                235,427             1,252,840
     Dividends payable                              -0 -                   -0-
                                            ------------          ------------
                                              16,731,533            16,186,564
                                            ------------          ------------
Net Assets:
     Common stock, $1 par value;
            20,000,000 shares authorized;
            4,561,617 issued, and 4,361,617
            outstanding                        4,561,618             4,561,618
     Additional paid-in capital               38,799,907            38,799,907
     Treasury stock at cost, 200,000 shares
     at December 31, 2000, and at
     June 30, 2001                           ( 1,665,220)          ( 1,665,220)
     Undistributed net investment income       5,649,762            11,908,598
                                              ----------            ----------
     Net assets                               47,346,067            53,604,903
                                              ----------            ----------

                                             $64,077,600           $69,791,467
                                             ===========           ===========
     Net asset value per share               $     10.86           $     12.29
                                             ===========           ===========

See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                             Statement of Operations
                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                    2000                   2001

Investment Income:
            Interest                             $   393,628       $    19,829
            Dividends                                 31,213            32,063
            Other investment income                    8,625           ( 1,820)
                                                 -----------        -----------

            Total investment income                  433,466            50,072
                                                 ===========        ===========

Expenses:
            Bank charges                               9,446             6,679
            Directors' fees                           19,000            15,750
            Incentive fees                               -0-           911,857
            Legal and professional                    53,016            71,015
            Management fees                          242,467           239,559
            Franchise Taxes                           25,763            32,011
            Other                                     76,539            92,442
                                                  ----------        ----------

            Total expenses                           426,231         1,369,313
                                                  ----------         ---------

            Net investment income (loss)               7,235       ( 1,319,241)

Realized gain on investments                             -0-         4,559,287
Unrealized gain (loss) on investments           ( 18,679,683)        2,619,010
                                                -------------      -----------

Net increase (decrease) in net assets
     resulting from operations                 $( 18,672,488)      $ 5,859,056
                                               =============       ===========







See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                             Statement of Operations
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      2000                 2001

Investment Income:
            Interest                             $   759,158        $  314,565
            Dividends                                 61,087            55,392
            Other investment income                   84,875             4,600
                                                 -----------        ----------

            Total investment income                  905,120           374,557
                                                 -----------        ----------

Expenses:
            Bank charges                              18,180            12,128
            Directors' fees                           33,000            31,500
            Incentive fees                         1,611,135           911,857
            Legal and professional                   116,909           112,052
            Management fees                          589,973           449,365
            Franchise Taxes                           24,884            32,011
            Other                                    126,833           135,179
                                                  ----------        ----------

            Total expenses                         2,520,914         1,684,092
                                                  ----------        ----------


            Net investment income (loss)          (1,615,794)       (1,309,535)

Realized gain on investments                       8,055,675         2,091,629
Unrealized gain (loss) on investments              6,424,738         5,476,742
                                                  ----------        ----------

Net increase (decrease) in net assets
    resulting from operations                   $ 12,864,619       $ 6,258,836
                                                ============       ===========





See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                       Statements of Changes in Net Assets
                                   (Unaudited)


                                                    Three Months Ended June 30,
                                                    2000                   2001

Increase (decrease) in net assets
    resulting from operations:
Investment income - net                          $     7,235       $(1,319,241)
Realized gain on investment                              -0-         4,559,287
Unrealized gain (loss) on investments            (18,679,683)        2,619,010
                                                 -----------       -----------
     Net increase (decrease in net assets
            resulting from operations            (18,672,448)        5,859,056
Distributions to shareholders                    ( 6,380,130)              -0-
Proceeds from shares issued                        2,759,688               -0-
                                                 ------------      -----------

            Total increase (decrease)            (22,292,890)        5,859,056

Net assets:
            Beginning of period                   77,471,373        47,745,847
            End of period                       $ 55,178,483      $ 53,604,903

                                                      Six Months Ended June 30,
                                                      2000                2001

Increase (decrease) in net assets
     resulting from operations:
Investment income - net                           $(1,615,794)    $( 1,309,535)
Realized gain on investment                         8,055,675        2,091,629
Unrealized gain (loss) on investments               6,424,738        5,476,742
                                                   -----------      -----------
      Net increase (decrease in net assets
            resulting from operations              12,864,619        6,258,836
Distributions to shareholders                     ( 6,380,130)             -0-
Cost of shares repurchased                          2,759,688              -0-
                                                  ------------      -----------

            Total increase (decrease)               9,244,177        6,258,836

Net assets:
            Beginning of period                    45,934,306       47,346,067
                                                   ----------       ----------
            End of period                         $55,178,483     $ 53,604,903

See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2001


1.   Organization and Business Purpose

     Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"), a Texas corporation formed in 1994, is a non-diversified closed-end investment company and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). The Fund seeks to achieve current income and capital appreciation by investing primarily in unregistered convertible securities of emerging growth size companies.

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

     B. Distributions to Shareholders - Dividends paid to shareholders are recorded on the ex- dividend date. The Fund announced a dividend of $0.54 per share on July 16, 2001. The ex- dividend date was July 20, 2001, and the dividend will be payable August 16, 2001, to shareholders of record July 24, 2001. With this dividend, the Fund has paid shareholders a total of $7.56 per share in cash distributions since inception.

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

     D. Financial Instruments - In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financials Instruments," the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different from the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2001


3.   Investment Advisory Agreement

     The  Investment  Adviser  for the Fund,  Renaissance  Capital  Group,  Inc.
     ("RCG"), is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Pursuant to an Investment Advisory
     Agreement, the Investment Adviser performs certain services, including certain management, investment advisory, and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the net assets each quarter. The Fund accrued a liability of $239,559 for such operational management fees performed during the quarter ended June 30, 2001.

     In addition to the management fee, the Investment Advisory Agreement entitles the Investment Adviser to an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital depreciation of the Fund. This management incentive fee is calculated on a quarterly basis. For the three-month period ended June 30, 2001, the Investment Adviser earned incentive fees of $911,857.41.

     Finally, the Investment Adviser is reimbursed for administrative expenses paid by the Investment Adviser on behalf of the Fund. The Fund accrued a liability of $60,656 for these reimbursable administrative expenses in the quarter ended June 30, 2001, which accrual is included in general and administrative expenses in the accompanying statement of operations.

4.   Capital Share Transactions

     As of June 30, 2001, there were 20,000,000 shares of $1 par value capital stock authorized, 4,561,617 shares issued, 4,361,617 shares outstanding, and additional paid-in capital aggregating $41,696,306.

     Year-to-date transactions in capital stock are as follows:
                                         Shares              Amount
        Balance December 31, 2000      4,361,617          $41,696,306
        Shares repurchased                     -                    -
                                       ---------           ----------

        Balance June 30, 2001          4,361,617          $41,696,306
                                       =========          ===========

5.   Temporary Investments

     At June 30, 2001, temporary investments were held in a money market fund made up of U.S. Treasury obligations and a U.S. Treasury bill. These investments qualify for investment as permitted in Section 55(a)(1) of the 1940 Act.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2001


6.   Functions and Activities of Business Development Companies

     Pursuant to Section 55(a) of the 1940 Act, a BDC is required to have at least 70% of the value of its total assets invested in eligible portfolio companies, as defined in Section 2(a)(46) of the 1940 Act, or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (6) of the 1940 Act. In the event a BDC has less than 70% of its assets in eligible or other qualified portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible or other qualified investments again exceeds the 70% threshold. At June 30, 2001, the Fund had more than 70% of its assets in eligible and other qualified portfolio investments.

7.   Investments

     The Fund's investments are carried in the statements of assets and liabilities as of June 30, 2001, at fair value as determined by the Investment Advisor. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at the discretion of the Fund at a set conversion price. The common stock underlying these securities is generally unregistered and thinly to moderately traded. In certain instances, the Fund has registration rights. In addition, the Fund may sell restricted securities pursuant to Rule 144 of the Securities Act of 1933.

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

                          INVESTMENT VALUATION SUMMARY


                                                    CONVERSION
                                        COST         OR FACE         FAIR
                                                      VALUE          VALUE
Active Link Communications, Inc.
8% Subordinated Convertible
     Promissory Notes              $   375,000    $   375,000    $   375,000

Bentley Pharmaceuticals, Inc.
     Common Stock                    1,947,140      5,457,339      5,402,766

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2001

                                                    CONVERSION
                                        COST         OR FACE         FAIR
                                                      VALUE          VALUE

CaminoSoft Corp.
     Common Stock                    4,625,000      2,970,000      2,857,300

CareerEngine Network, Inc.
12% Convertible Debenture              250,000        250,000        250,000

Dexterity Surgical, Inc.
9% Convertible Debenture             1,412,220      1,412,220      1,412,220
8% Convertible Preferred Stock       1,000,000        146,154        146,154
Common Stock                           635,000         49,400            -0-

Display Technologies, Inc.
8.75% Convertible Debenture          1,750,000      1,750,000      1,750,000
5.25% Convertible Preferred Stock      500,000         31,500         31,500
Common Stock                         1,049,741         27,973         27,973

The Dwyer Group, Inc.
Common Stock                         1,966,632      1,687,500      1,670,625

eOriginal, Inc.
5% Convertible Preferred Stock       4,000,030      8,997,250      8,577,418
Senior Secured Promissory Note         500,000        500,000        500,000

Fortune Natural Resources Corp.
Common Stock                           545,500        912,452        903,327

Grand Adventures Tour & Travel
     Publishing Corp.
10% Convertible Debenture              350,000        350,000        350,000
8% Convertible Debenture             1,000,000      1,000,000      1,000,000
Common Stock                           130,089         13,650         13,513

Integrated Security Systems, Inc.
Series D Preferred                     150,000        150,000            -0-
Series F Convertible Preferred         517,989        906,481        852,092
Series G Convertible Preferred       3,591,951      6,285,914      5,709,952
Common Stock                           215,899        215,899            -0-

JAKKS Pacific, Inc.
Common Stock                           521,172      1,633,389      1,617,055

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                                    CONVERSION
                                        COST         OR FACE         FAIR
                                                      VALUE          VALUE


Laserscope
8% Convertible Debenture             1,500,000      2,040,000      1,867,500

Medical Action Industries, Inc.
Common Stock                           555,392      1,331,200      1,317,888

Northwest Steel & Wire Corp.
Bonds                                  127,500        127,500        127,500

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture             2,425,748      2,425,748      1,925,748

Poore Brothers, Inc.
Common Stock                         1,963,170      6,161,029      5,741,367

RailAmerica, Inc.
6% Convertible Debenture               500,000        500,000        500,000

Simtek Corporation
Common Stock                           195,000        535,000        452,900

ThermoView Industries, Inc.
Common Stock                           500,000            -0-            -0-

Verso Technologies, Inc.
Common Stock                           512,500        152,469         93,321

Miscellaneous Securities                 5,915        805,492        703,758
                                   -----------    -----------    -----------

Total                              $35,318,588    $49,200,559    $46,176,877
                                   ===========    ===========    ===========

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2001

Pursuant to procedures established by the Investment Adviser, the fair value of each investment is based upon its cost to the Fund. Costs are the primary factor used to determine fair value until significant developments affecting the investee company provide a basis for use in an appraisal valuation. The fair value of debt securities and preferred securities convertible into common stock is the sum of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield, and the financial condition of the issuer. The fair value of preferred securities without regard to conversion features is determined on the basis of the terms of the preferred security, its dividend, and its liquidation and redemption rights, and absent special circumstances will typically be equal to the lower of cost or 120% of the value of the underlying common stock. The fair value of the conversion features of a security, if any, are based on fair values as of the relevant date less an allowance, as appropriate, for costs of registration, if any would be required to liquidate the position, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or in the event an over-the-counter security has no closing price, then the security is valued at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Portfolio Investments

     The following portfolio transactions are noted for the quarter ended June 30, 2001 (portfolio companies are herein referred to as the "Company"):

          Dexterity Surgical, Inc. (DEXT) In the quarter ended June 30, 2001, the Company made principal repayments on the Fund's convertible debentures of $28,674, reducing the outstanding principal balance on the debentures to $1,412,220.

          Renaissance US Growth & Income Trust PLC ("RUSGIT") also received $28,674 in principal repayments on its debentures in the second quarter, reducing the outstanding balance on the RUSGIT debentures to $1,412,220.

          eOriginal, Inc. (Private) In the second quarter of 2001, the Fund advanced $500,000 to the Company in exchange for Senior Secured Promissory Notes bearing interest at 12%, payable at maturity on June 30, 2002, and are secured by all intellectual property and software owned by the company.

          RUSGIT declined to participate in the follow-on investment into eOriginal. BFS US Special Opportunities Trust PLC ("BFS"), a fund that RCG sub-advises, also invested $500,000 to purchase the Senior Secured Promissory Notes of the Company. The investment by BFS was made under the same terms and conditions as the Fund's investment.

          Integrated Security Systems, Inc. (IZZI) In April 2001, the Fund advanced the Company $150,000 pursuant to an 8% convertible promissory note, convertible into the Company's common shares at a rate of $0.20 per share. On May 10, 2001, the Company held its annual meeting of shareholders who approved a recapitalization of the Company. Pursuant to the recapitalization, the Fund exchanged all of its debt instruments together with accrued and unpaid interest owed on that debt for two different classes of preferred stock of the Company. The Fund exchanged principal and interest in the amount of $3,441,951 for 137,678 shares of Series G Cumulative Convertible Preferred Stock having a liquidation preference of

     $25 per share and convertible into shares of the Company's common stock at a rate of $0.20 per share. Additionally, the Fund exchanged principal and interest equaling $517,989 for 20,720 shares of Series Cumulative
     Convertible Preferred Stock having a liquidation preference of $25 per share and convertible into shares of the Company's common stock at a rate of $0.20 per share. Both the Series F and the Series G Preferred Stock accrue cumulative dividends payable annually in cash at the rate of $1.25 per share per year, with the first payment coming due on March 31, 2003. Both series of Preferred stock are also entitled to voting rights as a single class on all matters on which stockholders are entitled to vote, and additionally are entitled to elect two directors to the Company's Board of Directors. The Series F Preferred is not redeemable, but the Series G Preferred is required to be redeemed upon the earlier of the sale of the Company's wholly-owned subsidiary, B&B Eltromatic, Inc. (to the extent of the net proceeds to the Company from such sale) or two years after issuance. In the event B&B is not sold prior to the two-year period, then the redemption will occur in installments, with a redemption schedule of $1 million in the third year, $2 million in the fourth year, and the balance in quarterly installments beginning in the fifth year. The redemption price for the Series G Preferred is $25 per share plus accrued and unpaid dividends.

          RUSGIT also exchanged all its debt instruments together with accrued and unpaid interest owed on that debt for Series F and Series G Preferred Stock of the Company. The terms of the exchange, as well as the terms of the preferred stock held by RUSGIT, are identical to that of the Fund.

          JAKKS Pacific, Inc. (JAKK) In the second quarter of 2001, the Fund sold 450,000 shares of the Company's common stock realizing proceeds of $7,520,576 representing a gain of $4,909,287. After the sales, the Fund still owns 87,347 shares of common stock having a basis of $521,172.

          RUSGIT also sold shares of the Company's common stock during the second quarter. In total, RUSGIT sold 100,000 shares of the Company's common stock realizing proceeds of $1,680,648 representing a gain of $1,297,314.

          Northwestern Steel and Wire Corp. (Bankruptcy) In the second quarter of 2001, the Fund purchased unsecured bonds of the company in a market transaction. In total, the Fund obtained $3 million in unsecured obligations of the Company for $127,500. The bonds are not paying interest as the Company is in bankruptcy.

          SiVault, Inc. In the second quarter of 2001, the Fund wrote off its entire investment in the Company as it is no longer operating. The total amount written off represented the Fund's entire $350,000 investment in the Company.

          RUSGIT also wrote off its entire investment in SiVault, Inc., in the second quarter of 2001.

          Pending investment in portfolio investments, funds are invested in temporary cash accounts and in government securities. Government securities used as cash equivalents will typically consist of U. S. Treasury securities or other U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act.

Results of Operations for the Quarter Ended June 30, 2001

          For the quarter ended June 30, 2001, the Fund had a net investment loss of $1,319,241, compared to net investment income of $7,235 for the three months ended June 30, 2000. The loss for the period was a result of lower investment income from interest on debt instruments and from incentive fees taken in the quarter on realized gains of the Fund's portfolio. Interest income declined from $393,628 in the second quarter of 2000 to $19,829 in the second quarter of 2001. Interest income has decreased due to the conversion of debt instruments into equity and from additional reserves being taken on certain instruments in the portfolio. Expenses rose 220% over the comparable quarter of 2000 due to incentive fees accrued from realized gains being taken on portfolio positions. Without the incentive fee, total expenses rose 6.8% versus the comparable period of 2000 driven primarily by increases in legal and professional fees, taxes, and other expenses, and slightly offset by a decline in management fees for the quarter based upon lower values for the assets held in the portfolio.

          For the three months ended June 30, 2001, the Fund realized net gains of $4,559,287 from the sale of a portion of its JAKKS Pacific common stock, offset by its realized loss of $350,000 on the write off of SiVault, Inc. The Fund did not realize any gains on investments for the three months ended June 30, 2000. For the three months ended June 30, 2001, the Fund had unrealized gains on its investment portfolio in the amount of $2,619,010 versus an unrealized loss on investments of $18,679,683 in the second quarter of 2000, and net assets increased $5,859,056 in the current period versus a decrease in net assets of $18,672,488 for the comparable period a year ago.

          For the six months ended June 30, 2001, total investment income declined 59 % from $905,120 in the six months ended June 30, 2000, to $374,557 for the six month period ended June 30, 2001. The reduction in total investment income is primarily a result of lower interest and dividend income on portfolio investments due to a combination of conversions of debt instruments into equity and as a result of impairments on certain instruments held in the portfolio.

          For the six months ended June 30, 2001, the Fund realized net investment loss of $1,309,535 versus a net investment loss of $1,615,794 in the comparable period of 2000. The reduction in net investment loss was a result of lower incentive fees on realized gains taken by the portfolio together with lower management fees as a result of lower valuations for portfolio assets. In the first six months of 2001, the Fund had realized gains on investments of $2,091,629, which is a result of the Fund's sale of shares of JAKKS Pacific common stock, net of realized losses taken in the first six months on investments in Voice It Worldwide, Inc., and SiVault,

     Inc. This net realized gain on investments compares to an $8,055,675 realized gain for the comparable period of 2000. In addition, for the first six months of 2001, the Fund had an unrealized gain on investments in the amount of $5,476,742, a 14.8% decrease from the comparable period of a year ago when the Fund's unrealized gain on investments totaled $6,424,738. The total net increase in net assets for the first six months of 2001 for the Fund is $6,258,836, a 51% reduction in comparison to the first six months of 2000 when the increase in net assets totaled $12,178,483.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)         Exhibits

                    None

        (b)         Reports on Form 8-K

                    None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



August 14, 2001         __/S/___________________________________________________
                        Russell Cleveland, Chairman and President
                        (Principal Executive Officer)




August 14, 2001         ___/S/__________________________________________________
                        Barbe Butschek, Chief Financial Officer
                        (Principal Financial Officer)