Form 10-Q/A
period 2001-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2001-09-28
CIK 919567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __x__ No _____
4,361,618 shares of common stock were outstanding at August 15, 2001.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                       Statement of Assets and Liabilities
                                   (Unaudited)

                                     Assets

                                         December 31, 2000        June 30, 2001

Cash and cash equivalents                   $ 18,206,540          $ 21,564,187
Investments at fair value, cost of
     $39,985,786 and $35,318,588              45,367,138            46,176,697
Accounts receivable                              464,110               246,040
Due from brokers                                     -0-             1,777,599
Other assets                                      39,812                26,944
                                            ------------          ------------
                                            $ 64,077,600          $ 69,791,467
                                            ============          ============

                           Liabilities and Net Assets
Liabilities:
     Securities sold under agreements
            to repurchase                   $ 16,482,024          $ 14,907,749
     Accounts payable                             14,082                25,975
     Incentive fee and administrative
            fee due to Investment Adv.           235,427             1,252,840
                                            ------------          ------------
                                              16,731,533            16,186,564
                                            ------------          ------------
Net Assets:
     Common stock, $1 par value;
            20,000,000 shares authorized;
            4,561,618 issued, and 4,361,618
            outstanding                        4,561,618             4,561,618
     Additional paid-in capital               38,799,907            38,799,907
     Treasury stock at cost, 200,000 shares
     at December 31, 2000, and at
     June 30, 2001                           ( 1,665,220)          ( 1,665,220)
     Undistributed net investment income       5,649,762            11,908,598
                                              ----------            ----------
     Net assets                               47,346,067            53,604,903
                                              ----------            ----------

                                             $64,077,600           $69,791,467
                                             ===========           ===========
     Net asset value per share               $     10.86           $     12.29
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

     In addition to the management fee, the Investment Advisory Agreement entitles the Investment Adviser to an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital depreciation of the Fund. This management incentive fee is calculated on a quarterly basis. For the three-month period ended June 30, 2001, the Investment Adviser earned incentive fees of $911,857.

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2001

                                                    CONVERSION
                                        COST         OR FACE         FAIR
                                                      VALUE          VALUE

CaminoSoft Corp.
     Common Stock                    4,625,000      2,970,000      2,857,300

CareerEngine Network, Inc.
12% Convertible Debenture              250,000        250,000        250,000

Dexterity Surgical, Inc.
9% Convertible Debenture             1,412,220      1,412,220      1,412,220
8% Convertible Preferred Stock       1,000,000        146,154        146,154
Common Stock                           635,000         49,400            -0-

Display Technologies, Inc.
8.75% Convertible Debenture          1,750,000      1,750,000      1,750,000
5.25% Convertible Preferred Stock      500,000         31,500         31,500
Common Stock                         1,049,741         27,973         27,693

The Dwyer Group, Inc.
Common Stock                         1,966,632      1,687,500      1,670,625

eOriginal, Inc.
5% Convertible Preferred Stock       4,000,030      8,997,250      8,577,418
Senior Secured Promissory Note         500,000        500,000        500,000

Fortune Natural Resources Corp.
Common Stock                           545,500        912,452        903,327

Grand Adventures Tour & Travel
     Publishing Corp.
10% Convertible Debenture              350,000        350,000        350,000
8% Convertible Debenture             1,000,000      1,000,000      1,000,000
Common Stock                           130,089         13,650         13,513

Integrated Security Systems, Inc.
Series D Preferred                     150,000        150,000            -0-
Series F Convertible Preferred         517,989        906,481        852,092
Series G Convertible Preferred       3,591,951      6,285,914      5,709,952
Common Stock                           215,899        215,899            -0-

JAKKS Pacific, Inc.
Common Stock                           521,172      1,633,389      1,617,055

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                                    CONVERSION
                                        COST         OR FACE         FAIR
                                                      VALUE          VALUE


Laserscope
8% Convertible Debenture             1,500,000      2,040,000      1,867,600

Medical Action Industries, Inc.
Common Stock                           555,392      1,331,200      1,317,888

Northwest Steel & Wire Corp.
Bonds                                  127,500        127,500        127,500

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture             2,425,748      2,425,748      1,925,748

Poore Brothers, Inc.
Common Stock                         1,963,170      6,161,029      5,741,367

RailAmerica, Inc.
6% Convertible Debenture               500,000        500,000        500,000

Simtek Corporation
Common Stock                           195,000        535,000        452,900

ThermoView Industries, Inc.
Common Stock                           500,000            -0-            -0-

Verso Technologies, Inc.
Common Stock                           512,500        152,469         93,321

Miscellaneous Securities                 5,915        805,492        703,758
                                   -----------    -----------    -----------

Total                              $35,318,588    $49,200,559    $46,176,697
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

Results of Operations for the Quarter Ended June 30, 2001

          For the quarter ended June 30, 2001, the Fund had a net investment loss of $1,319,241, compared to net investment income of $7,235 for the three months ended June 30, 2000. The loss for the period was a result of lower investment income from interest on debt instruments and from incentive fees taken in the quarter on realized gains of the Fund's portfolio. Interest income declined from $393,628 in the second quarter of 2000 to $19,829 in the second quarter of 2001. Interest income has decreased due to the conversion of debt instruments into equity and from additional reserves being taken on certain instruments in the portfolio. Expenses rose 220% over the comparable quarter of 2000 due to incentive fees accrued from realized gains being taken on portfolio positions. Without the incentive fee, total expenses rose 7.3% versus the comparable period of 2000 driven primarily by increases in legal and professional fees, taxes, and other expenses, and slightly offset by a decline in management fees for the quarter based upon lower values for the assets held in the portfolio.

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

          For the six months ended June 30, 2001, the Fund realized net investment loss of $1,309,535 versus a net investment loss of $1,615,794 in the comparable period of 2000. The reduction in net investment loss was a result of lower incentive fees on realized gains taken by the portfolio together with lower management fees as a result of lower valuations for portfolio assets. In the first six months of 2001, the Fund had realized gains on investments of $2,091,629, which is a result of the Fund's sale of shares of JAKKS Pacific common stock, net of realized losses taken in the first six months on investments in Voice It Worldwide, Inc., and SiVault,

     Inc. This net realized gain on investments compares to an $8,055,675 realized gain for the comparable period of 2000. In addition, for the first six months of 2001, the Fund had an unrealized gain on investments in the amount of $5,476,742, a 14.8% decrease from the comparable period of a year ago when the Fund's unrealized gain on investments totaled $6,424,738. The total net increase in net assets for the first six months of 2001 for the Fund is $6,258,836, a 51% reduction in comparison to the first six months of 2000 when the increase in net assets totaled $12,864,619.

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