Form 10-Q
period 2001-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2001-11-13
CIK 919567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2001

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

                               Yes __x__ No _____

4,361,618 shares of common stock were outstanding at October 15, 2001.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                       Statement of Assets and Liabilities
                                   (Unaudited)

                                     Assets

                                          December 31, 2000   September 30, 2001

Cash and cash equivalents                    $ 18,206,540          $ 24,208,711
Investments at fair value, cost of
     $39,985,786 and $33,674,981
      in 2000 and 2001 respectively            45,367,138            44,323,395
Accounts receivable                               464,110               626,066
Other assets                                       39,812                20,404
                                             ------------          ------------
                                             $ 64,077,600          $ 69,178,576
                                             ============          ============

                           Liabilities and Net Assets

Liabilities:
     Securities sold under agreements
      to repurchase                          $ 16,482,024          $ 18,020,094
     Accounts payable                              14,082                52,019
     Incentive fee and administrative fee
         due to Investment Advisor                235,427               245,254
                                             -------------         ------------
                                               16,731,533            18,317,367
                                             -------------         ------------
Net Assets:
     Common stock, $1 par value;
         20,000,000 shares authorized;
         4,561,618 issued, and 4,361,618
         outstanding                            4,561,618             4,561,618
     Additional paid-in capital                38,799,907            38,799,907
     Treasury stock at cost, 200,000 shares
       at December 31, 2000, and at September
       30, 2001                               ( 1,665,220)         (  1,665,220)
     Undistributed net investment income        5,649,762             9,164,904
                                              ------------          -----------
     Net assets                                47,346,067            50,861,209
                                              ------------          -----------

                                            $  64,077,600           $69,178,576
                                            ==============          ===========
     Net asset value per share              $    10.86              $   11.66
                                            ==============          ===========

See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                             Statement of Operations
                                   (Unaudited)

                                               Three Months Ended September 30,
                                               2000                        2001
                                               ----                        ----

Investment Income:
         Interest                              $   366,633          $    43,040
         Dividends                                  23,403              104,511
         Other investment income                    20,375                3,000
                                               -----------          -----------

         Total investment income                   410,411              150,551
                                               -----------          -----------

Expenses:
         Bank charges                               14,506                7,707
         Directors' fees                            18,000               15,000
         Incentive fees                                -0-                7,571
         Legal and professional                     37,923               67,547
         Management fees                           258,461              223,529
         Franchise Taxes                               -0-                  129
         Other                                      42,886               45,651
                                               -----------          -----------

         Total expenses                            371,776              367,134
                                               -----------          -----------

         Net investment income (loss)               38,635          (   216,583)

Realized gain on investments                           -0-               37,857
Unrealized gain (loss) on investments            3,601,156          (   209,694)
                                               -----------          -----------

Net increase (decrease) in net assets
     resulting from operations                $  3,639 791          $(  388,420)
                                              ============          ============







See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                             Statement of Operations
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                2000                       2001
                                                ----                       ----

Investment Income:
         Interest                             $ 1,125,791            $  357,605
         Dividends                                 84,490               159,903
         Other investment income                  105,250                 7,600
                                              -----------            ----------

         Total investment income                1,315,531               525,108
                                              -----------            ----------

Expenses:
         Bank charges                              32,686                19,835
         Directors' fees                           51,000                46,500
         Incentive fees                         1,611,135               919,429
         Legal and professional                   154,832               179,598
         Management fees                          848,434               672,894
         Franchise Taxes                           24,884                32,139
         Other                                    169,719               180,832
                                              -----------            ----------

         Total expenses                         2,892,690             2,051,227
                                              -----------            ----------

         Net investment income (loss)          (1,577,159)           (1,526,119)

Realized gain on investments                    8,055,675             2,129,486
Unrealized gain (loss) on investments          10,025,894             5,267,049
                                              -----------            ----------

Net increase (decrease) in net assets
     resulting from operations               $ 16,504,410           $ 5,870,416
                                             ============           ===========





See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                       Statements of Changes in Net Assets
                                   (Unaudited)


                                               Three Months Ended September 30,
                                               2000                        2001
                                               ----                        ----

Increase (decrease) in net assets
  resulting from operations:

Investment income - net                        $    38,635         $(   216,583)
Realized gain on investment                            -0-               37,857
Unrealized gain (loss) on investments            3,601,156          (   209,694)
                                               ------------         ------------
     Net increase (decrease in net assets
         resulting from operations               3,639,791          (   388,420)
Distributions to shareholders                          -0-          ( 2,355,274)
                                               ------------         ------------

         Total increase (decrease)               3,639,791          ( 2,743,694)

Net assets:
         Beginning of period                    55,178,483           53,604,903
                                               ------------         ------------
         End of period                        $ 58,818,274         $ 50,861,209

                                                Nine Months Ended September 30,
                                                2000                       2001
                                                ----                       ----

Increase (decrease) in net assets
  resulting from operations:

Investment income - net                       $( 1,577,159)        $( 1,526,119)
Realized gain on investment                      8,055,675            2,129,486
Unrealized gain (loss) on investments           10,025,894            5,267,049
                                               ------------         -----------
      Net increase (decrease in net assets
         resulting from operations              16,504,410            5,870,416
Distributions to shareholders                 (  6,380,130)        (  2,355,274)

Cost of shares repurchased                       2,759,688                  -0-
                                              -------------         -----------

         Total increase (decrease)              12,883,968            3,515,142

Net assets:
         Beginning of period                    45,934,306           47,346,067
                                               ------------         -----------
         End of period                         $58,818,274         $ 50,861,209

See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2001


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

         B. Distributions to Shareholders - Dividends paid to shareholders are recorded on the ex- dividend date. The Fund announced a dividend of $0.54 per share on July 16, 2001. The ex- dividend date was July 20, 2001, and the dividend was paid on August 16, 2001, to shareholders of record July 24, 2001. With this dividend, the Fund has paid shareholders a total of $7.56 per share in cash distributions since inception.

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2001


3.       Investment Advisory Agreement

         The Investment Adviser for the Fund, Renaissance Capital Group, Inc. ("RCG"), is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Pursuant to an Investment Advisory Agreement, the Investment Adviser performs certain services, including certain management, investment advisory, and administrative services necessary for the operation of the Fund. The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the net assets each quarter. The Fund accrued a liability of $223,529 for such operational management fees performed during the quarter ended September 30, 2001.

         In addition to the management fee, the Investment Advisory Agreement entitles the Investment Adviser to an incentive fee equal to 20% of any net realized capital gains after allowance for any unrealized capital depreciation of the Fund. This management incentive fee is calculated on a quarterly basis. For the three-month period ended September 30, 2001, the Investment Adviser earned incentive fees of $7,571.

         Finally, the Investment Adviser is reimbursed for administrative expenses paid by the Investment Adviser on behalf of the Fund. The Fund accrued a liability of $29,107 for these reimbursable administrative expenses in the quarter ended September 30, 2001, which accrual is included in general and administrative expenses in the accompanying statement of operations.

4.       Capital Share Transactions

         As of September 30, 2001, there were 20,000,000 shares of $1 par value capital stock authorized, 4,561,618 shares issued, 4,361,618 shares outstanding, and additional paid-in capital aggregating $41,696,305.

         Year-to-date transactions in capital stock are as follows:

                                                     Shares              Amount
          Balance December 31, 2000               4,361,618         $41,696,305
          Shares repurchased                              -                   -
                                                 ----------         -----------

          Balance September 30, 2001              4,361,618         $41,696,305
                                                 ==========         ===========

5.       Temporary Investments

         At September 30, 2001, temporary investments were held in a money market fund made up of U.S. Treasury obligations and a U.S. Treasury bill. These investments qualify for investment as permitted in Section 55(a)(1) of the 1940 Act.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2001


6.       Functions and Activities of Business Development Companies

         Pursuant to Section 55(a) of the 1940 Act, a BDC is required to have at least 70% of the value of its total assets invested in eligible portfolio companies, as defined in Section 2(a)(46) of the 1940 Act, or in securities that otherwise qualify for investment as permitted in
         Section 55(a)(1) through (6) of the 1940 Act. In the event a BDC has less than 70% of its assets in eligible or other qualified portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible or other qualified investments again exceeds the 70% threshold. At September 30, 2001, the Fund had more than 70% of its assets in eligible and other qualified portfolio investments.

7.       Investments

         The Fund's investments are carried in the statements of assets and liabilities as of September 30, 2001, at fair value as determined by the Investment Advisor. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at the discretion of the Fund at a set conversion price. The common stock underlying these securities is generally unregistered and thinly to moderately traded. In certain instances, the Fund has registration rights. In addition, the Fund may sell restricted securities pursuant to Rule 144 of the Securities Act of 1933.

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2001


                          INVESTMENT VALUATION SUMMARY


                                                         CONVERSION
                                             COST         OR FACE         FAIR
                                                           VALUE          VALUE

800America.com, Inc.
Common Stock                            $   221,376    $   92,880    $    91,951

Active Link Communications, Inc.
8% Subordinated Convertible
     Promissory Notes                   $   375,000    $  375,000    $   375,000

Bentley Pharmaceuticals, Inc.
Common Stock                            $ 1,970,478    $ 5,781,118   $ 5,723,307

CaminoSoft Corp.
Common Stock                            $ 4,625,000    $ 3,825,000   $ 3,694,250

CareerEngine Network, Inc.
12% Convertible Debenture               $   250,000    $   250,000   $   250,000

Dexterity Surgical, Inc.
9% Convertible Debenture                $ 1,370,276    $ 1,370,276   $ 1,370,276
8% Convertible Preferred Stock            1,000,000         38,462        38,462
Common Stock                                635,000         13,000           -0-

Display Technologies, Inc.
8.75% Convertible Debenture             $ 1,750,000    $ 1,750,000   $   450,000
5.25% Convertible Preferred Stock           500,000          8,100           -0-
Common Stock                              1,049,741          7,193           -0-

The Dwyer Group, Inc.
Common Stock                            $ 1,966,632    $ 1,957,500   $ 1,937,925

eOriginal, Inc.
5% Convertible Preferred Stock          $ 4,000,030    $ 8,997,250   $ 8,577,418
Senior Secured Promissory Note              500,000        500,000       500,000

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2001


Fortune Natural Resources Corp.
Common Stock                            $   545,500    $   436,390   $   432,026

Integrated Security Systems, Inc.
8% Promissory Note                      $    75,000    $    75,000   $    75,000
Series D Preferred                          150,000         90,000        90,000
Series F Convertible Preferred              542,989      1,085,978     1,020,819
Series G Convertible Preferred            3,666,950      7,333,902     6,843,868
Common Stock                                215,899        157,303       155,730

JAKKS Pacific, Inc.
Common Stock                            $   521,172    $ 1,179,184   $ 1,167,392

Laserscope

8% Convertible Debenture                $ 1,500,000    $ 1,980,000   $ 1,811,200

Northwestern Steel & Wire Corp.
Bonds                                   $   127,500    $   127,500   $   127,500

Play by Play Toys & Novelties, Inc.
8% Convertible Debenture                $ 2,425,748    $ 2,425,748   $ 1,925,748

Poore Brothers, Inc.
Common Stock                            $ 1,963,170    $ 6,064,461   $ 5,650,593

Precis, Inc.
Common Stock                            $    14,105    $    14,000   $    13,860

RailAmerica, Inc.
6% Convertible Debenture                $   500,000    $   625,000   $   618,750

Simtek Corporation

Common Stock                            $   195,000    $   365,000   $   343,100

ThermoView Industries, Inc.
Common Stock                            $   500,000    $    33,750   $       -0-

Verso Technologies, Inc.
Common Stock                            $   512,500    $   111,212   $   104,539

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2001


Miscellaneous Securities                $     5,915    $ 1,049,559   $   934,681
                                        -----------    -----------   -----------

Total                                   $33,674,981    $48,119,766   $44,323,395
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Portfolio Investments

         The following portfolio transactions are noted for the quarter ended September 30, 2001 (portfolio companies are herein referred to as the "Company"):

          800America.com, Inc. (ACCO) In the third quarter 2001, the Fund purchased 54,000 shares of the Company's common stock in the open market for $221,376, a cost of $4.10 per share. The shares are freely tradeable.

          Bentley Pharmaceutical, Inc. (BNT) In the third quarter 2001, the Fund exercised its option to purchase 7,779 shares of the Company's common stock at a rate of $3 per share. The Fund sold none of the common stock during the quarter. The shares are freely tradeable.

          Dexterity Surgical, Inc. (DEXT) In the quarter ended September 30, 2001, the Company made principal repayments on the Fund's convertible debentures of $41,944, reducing the outstanding principal balance on the debentures to $1,370,276.

          Renaissance US Growth & Income Trust PLC ("RUSGIT") also received $41,944 in principal repayments on its debentures in the second quarter, reducing the outstanding balance on the RUSGIT debentures to $1,370,276 at September 30, 2001.

          Display Technologies, Inc. (DTEK) Due to the operational difficulties being experienced at the Company, the Fund fully reserved all its preferred and common stock positions in the Company and additionally reserved the value of its convertible debenture to $450,000.

          RUSGIT also placed identical reserves on its investments in the Company in the third quarter 2001.

          Grand Adventures Tour & Travel (GATT) In the quarter ended September 30, 2001, the Fund realized a tax loss on its investments in the Company which consisted of $350,000 in principal balance of 10% convertible debentures, $1,000,000 in principal balance of 8% convertible debentures, and 45,500 shares of common stock having a cost basis of $130,089.

          RUSGIT also wrote off its entire investment in the Company, which consisted of $400,000 in principal balance of 10% convertible debentures, $1,000,000 in principal balance of 8% convertible debentures, and 55,500 shares of common stock having a cost basis of $165,707.

          Integrated Security Systems, Inc. (IZZI) In the third quarter 2001, the Fund invested $75,000 to purchase an 8%, 120-day promissory note of the Company, which is secured by all of the assets of the Company and all of its subsidiary companies. As additional consideration for the investment, the Fund received 375,000 warrants to purchase common stock of the Company at a rate of $0.20 per share on or before September 27, 2006.

          RUSGIT also invested $75,000 in the third quarter 2001 to purchase an 8%, 120-day promissory note of the Company that is secured by all the assets of the Company and its subsidiaries. RUSGIT also received additional consideration of 375,000 warrants to purchase common stock of the Company at a rate of $0.20 per share on or before September 27, 2006.

          Medical Action Industries, Inc. (MDCI) Throughout the third quarter 2001, the Fund sold its entire investment in the Company in the open market. The total investment of the Fund was 160,000 shares of common stock having a cost basis of $555,392, a rate of $3.47 per share. In total, the Fund received proceeds of $2,073,337 from its stock sales, representing an average exit price of $12.96 per share, representing a gain of $1,517,945.

          RUSGIT also exited from its entire position in Medical Action Industries, Inc., during the third quarter 2001.

          Precis, Inc. (PCIS) In the third quarter 2001, the Fund made a new investment into this Company by purchasing 3,500 shares of the Company's common stock on the open market for approximately $4.03 per share, representing a total cost of $14,105. Precis operates through two subsidiary companies. Foresight, Inc., provides product enhancements in the form of "club benefits" to markets including rent-to-own, banking, consumer finance, and other national associations. Care Entree is the primary business, and it is a provider of medical savings programs designed to lower health care costs for consumers and accelerate payments to providers. The Fund's stock in the Company is freely tradeable.

Results of Operations for the Quarter Ended September 30, 2001

          For the three months ended September 30, 2001, the Fund had a net decrease in net assets resulting from operations in the amount of $388,420, in comparison to a net increase in net assets of $3,639,791 for the three months ended September 30, 2000. The change is primarily due to an unrealized loss on investments of $209,694, due to lower values for portfolio investments and a net investment loss of $216,583, in comparison to an unrealized gain on investments of $3,601,156 and net investment income of $38,635 for the three months ended September 30, 2000. The Fund's net decrease in net assets for the 2001 period was reduced somewhat by a realized gain on investments of $37,857, which represents the gains realized on the Fund's sale of its stock in Medical Action Industries, Inc., net of the losses realized on the Fund's investments in Grand Adventures Tour and Travel Publishing, Inc. The net realized gain on investments resulted in an incentive fee of $7,571 for the third quarter ended September 30, 2001.

          In the third quarter of 2001, the Fund's total investment income was $150,551, a 63.3% decrease relative to total investment income of $410,411 for the three months ended September 30, 2000. The reason for the difference is a 62.2% decrease in interest and dividend income due to fewer of the Fund's investments being held in interest-bearing instruments. Total expenses for the Fund were $367,134 for the 2001 third quarter, a 1.3% decrease in comparison to total expenses of $371,776 in the comparable quarter of 2000. Expenses were driven lower primarily by a 13.5% reduction in management fees due to lower valuations for the Fund's invested portfolio, together with lower bank charges of 46.9% as a result of the new custodial relationship, offset by higher legal and professional fees. For the third quarter of 2001, professional fees were $67,547, a 78.1% increase over the $37,923 in legal and professional fees incurred in the quarter ended September 30, 2000.

          For the nine months ended September 30, 2001, the Fund's increase in net assets resulting from operations amounted to $5,870,416 in comparison to the net increase in net assets of $16,504,410 in the nine months ended September 30, 2000. The net increase in net assets for the first three quarters of 2001 is primarily due to an unrealized gain on the Fund's investment portfolio of $5,267,049 coupled with net realized gains on investments of $2,129,486. This compares to unrealized gains on investments of $10,025,894 for the nine months ended September 30, 2000, together with net realized gains on investments of $8,055,675. The net realized gain on investments for the two periods includes incentive fees of $919,429 for the nine months ended September 30, 2001, and $1,611,135 for incentive fees realized in the first nine months of 2000. For 2001 the nine-month increase in net assets was offset slightly by the Fund's net investment loss of $1,526,119 due primarily to lower investment income being generated by Fund investments.

          For the nine months ended September 30, 2001, total investment income was $525,108, a decline of 60.1% in comparison to the same period of 2000, and is mostly explained by lower interest and dividend income on portfolio investments. Interest and dividend income for the nine-month period ended September 30, 2001, was $517,508, a decrease of 57.2% in relation to the $1,210,281 in interest and dividend income for the same period of 2000. The decrease in interest and dividend income is a result of fewer of the Fund's investments being held in interest-bearing instruments. In addition, other investment income declined 92.8% to $7,600 for the 2001 period in comparison to $105,250 realized in the first nine months of 2000, due to fewer originations of new privately placed investments. Offsetting the decline in total investment income were lower overall total expenses. For the first nine months of 2001, the Fund's total expenses were $2,051,227, a 29.1% decrease from the comparable period of 2000 when total expenses were $2,892,690. The primary reason for the expense reduction is lower management fees due to lower values for investment holdings, decreased incentive fees resulting from a decrease in realized gains, and lower bank charges resulting from a new custodial relationship, offset somewhat by higher legal and professional fees.

Liquidity and Capital Resources

          For the three months ended September 30, 2001, net assets declined $2,743,694 representing a 5.1% decline over the period. The primary reason for the decline is a $0.54 dividend declared and paid to shareholders in the third quarter. The total dividend amounted to $2,355,274. The remaining decrease in net assets resulted primarily from an unrealized loss on investments of $209,694 together with a net investment loss of $216,583, offset by the Fund's realized gain on investments of $37,857.

          For the nine months ended September 30, 2001, net assets increased $3,515,142, a 7.4% increase over the period. The increase is a result of the Fund's unrealized gains on investments of $5,267,049 together with net realized gains on investments of $2,129,486 offset by a net investment loss of $1,526,119 and the $0.54 per share distribution to shareholders in the third quarter which totaled $2,355,274.

          At the end of the third quarter, the Fund had net cash and cash equivalents of $6,188,617 versus net cash and cash equivalents of
     $1,724,516 at December 31, 2000. In addition, the Fund's accounts receivable was $626,066 in comparison to accounts receivable of $464,110 at December 31, 2000. Overall, in the nine-month period ended September 30, 2001, net assets have returned 7.4% from December 31, 2000, after distribution of the dividend, and have increased more than 12% on a total return basis for the fiscal year to date before the distribution of the $0.54 per share dividend to shareholders in the third quarter 2001.

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

                           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



November 13, 2001          /S/__________________________________________________
                                    Russell Cleveland, Chairman and President

                          (Principal Executive Officer)

November 13, 2001          /S/_________________________________________________
                                    Barbe Butschek, Chief Financial Officer

                          (Principal Financial Officer)