Form 10-K
period 2001-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2002-04-04
CIK 919567

Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-K
Mark One

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2001 or

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

                                  Yes(X) No( )

     Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. (X)

     As of March 27 , 2002, there were 4,341,618 shares of Registrant's stock outstanding. The aggregate market value of the stock held by non-affiliates, based on the closing price of such stock as of March 27, 2002, was $43,143,707. The 301,945 shares of stock held by affiliates were valued at $3,224,773.

     Documents Incorporated by Reference: Certain portions of the Registrant's Definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held on May 17, 2002, pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                     PART I
Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . .  22

                                     PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .  23

Item 6.  Selected Financial Data (unaudited)  . . . . . . . . . . . . . . .  24

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of  Operations   . . . . . . . . . . . . . . . . . . .  24

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk   . . .  28

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . .  29

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  29

                                    PART III
Item 10.  Directors and Executive Officers of Registrant  . . . . . . . . .  30

Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . .  30

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . .. . . . . . . . . . . . .  30

Item 13.  Certain Relationships and Related Transactions  . . . . . . . . .  30

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8 K  . . . . . . . . . . . . .. . . . . . . . . . . . . .  31

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

Index to Financial  Statements  . . . . . . . . . . . . . . . . . . . . . . F-1

Financial Statements . . . . . . . . . . . . . . . . . . . . . . . F-2 to F-28

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

Item 1. Business.

GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital Growth & Income Fund III, Inc., (sometimes referred to as the "Fund" or the "Registrant") is a Texas corporation formed January 20, 1994, that has elected to operate as a Business Development Company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Through December 31, 2001, the Fund has raised $41,489,500 through capital contributions and the public sale of its common stock, par value $1.00 per share.

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

     From inception through December 31, 2001, the Fund had made investments in thirty-three (33) different portfolio companies having an aggregate cost of
$62,414,980. The Fund had active investments in twenty two (22) portfolio companies at December 31, 2001, and is seeking additional investment opportunities.

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

     Pending investment in convertible securities of eligible Portfolio Companies or other investments as provided under the 1940 Act, the Registrant's funds are invested in "Short-term Investments" consisting primarily of U.S. Government and agency obligations.

     At December 31, 2001, the Fund's investment assets were classified by amount as follows:

                                                                      Percentage
         Classification                       Value            Of Assets

  Eligible Portfolio Investments            $65,523,527         85.22%
   (including cash and cash equivalents)
  Other Portfolio Investments               $11,364,739         14.78%
                                            -----------         -----

                                            $76,888,266        100.00%
                                            ===========        ======

INVESTMENT OBJECTIVES

     The investment objective of the Fund is to provide its shareholders with both current income and long-term capital appreciation.

     The Fund seeks to provide returns to shareholders through cash dividends of net investment income and through distributions of realized gains or of securities that have appreciated in value. During 2001, no quarterly income dividends were paid as a result of conversions of debt instruments into underlying equity securities of portfolio companies. As the Fund's portfolio matures, it is expected that this trend will continue in order for the Fund to realize capital gains from the appreciation of Portfolio Company equity securities.

GENERAL INVESTMENT POLICIES

     The Fund invests in emerging growth company securities that are generally not available to the public and which typically require substantial financial commitment. An emerging growth company is generally considered to have the following attributes: (1) either a publicly held company with a relatively small market capitalization or a privately held company; (2) an established operating history but of a limited period so as to not have fully developed its market potential for the products or services offered; and (3) a provider of a new or unique product or service that allows the company an opportunity for exceptional growth. Emerging growth companies typically require non-conventional sources of financing because the extent and nature of the market for their products or services is not fully known. Consequently, there is uncertainty as to the rate and extent of growth and also uncertainty as to the capital and human resources required to achieve the goals sought.

     With respect to investments in emerging growth companies, the Fund emphasizes investing in convertible debentures or convertible preferred stock of publicly held companies that the Fund anticipates will be converted into common stock and registered for public sale within three to five years after the private placement. In addition, the Fund will invest in privately placed common stock of publicly traded issuers which are initially restricted from trading. To a lesser extent. the Fund may participate in bridge financings in the form of loans or other preferred securities which are convertible into common stock of the issuer or issued together with equity participation, or both, for companies which the Fund anticipates will complete a stock offering or other financing within one or more years from the date of the investment. The Fund may also make bridge loans, either secured or unsecured, intended to carry the borrower to a private placement or an initial public offering, or to a merger, acquisition, or other strategic transaction.

     The Fund has no fixed policy concerning the types of businesses or industry groups in which it may invest or as to the amount of funds that it will invest in any one issuer. However, the Fund will generally attempt to limit its investment in securities of any single Portfolio Company to approximately 15% of its net assets at the time of the investment.

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

     Therefore, the Investment Adviser believes that "Eligible Portfolio Companies" are, generally, those companies that, while being publicly held, may not have or do not have a broad based market for their securities, or the securities that they wish to offer are restricted from public trading until registered. Further, while the 1940 Act allows a BDC to "control" a Portfolio Company, it is not the general policy of the Fund to acquire a controlling position in its Portfolio Companies. The Fund only provides managerial assistance, and in certain circumstances seeks to limit its "control" position by contracting for the right to have a designee of the Fund be elected to the board of directors of the Portfolio Company, or be selected an advisory director. While these are the Fund's general policies, the application of these policies, of necessity, vary with each investment situation.

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

     On September 19, 1996, the Fund and the Investment Adviser filed their Application for an order pursuant to Sections 6(c) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 thereunder authorizing certain joint transactions otherwise prohibited by Section 57(a)(4) of the Act requesting an order from the SEC permitting the Fund to co-invest with companies that are affiliated with the Investment Adviser, including Renaissance US Growth and Income Trust PLC ("RUSGIT") and BFS US Special Opportunities Trust PLC ("BFS") (RUSGIT and BFS collectively referred to as "Adviser Affiliates"). The order was granted on December 30, 1996.

     In order for the Fund and the Adviser Affiliates (together referred to as the "Investment Funds") to make co-investments in the same entity, the following conditions apply:

     A. the Investment Adviser will determine if the investment is eligible for investment by the Investment Funds;

     B. If eligible for co-investment, the private placement will be deemed a co-investment opportunity and the Investment Adviser will determine an appropriate amount that the Investment Funds should invest;

     C. the Investment Adviser will distribute written information, including the amount and terms of the proposed investment, concerning all co-investment opportunities to the Board of Directors of the Fund. The Fund will co-invest only if a required majority of the Fund's
          Independent Directors conclude, prior to the acquisition of the investment, that the investment should be made;

     D. the Fund will not make an initial investment in a portfolio company if any Adviser Affiliate, the Investment Adviser, or a person controlling, controlled by, or under common control with the Adviser is an existing investor in such issuer;

     E. the terms, conditions, price, class of securities, settlement date, and registration rights shall be the same for the Fund and the Adviser Affiliates, except that amounts may differ between the Fund's investment and that of an Adviser Affiliate;

     F. the Fund's Independent Directors will review quarterly all information concerning co-investment opportunities during the preceding quarter to determine whether the conditions set forth in the application were complied with;

     G. the Fund will maintain the records required by section 57(f)(3) of the Act as if each of the investments permitted under these conditions were approved by the Fund's Independent Directors under section 57(f) of the Act; and

     H. no Independent Director of the Fund will be a director or general partner of any Adviser Affiliate with which the Fund co-invests.

     The Fund has made numerous investments with the Adviser Affiliate and anticipates making additional investments in the future.

INVESTMENT ADVISERS ACT OF 1940 AND THE INVESTMENT ADVISORY AGREEMENT

     Renaissance Group is the investment adviser to the Fund pursuant to the Investment Advisory Agreement dated and approved by the Board of Directors on February 15, 1994 (the "Investment Advisory Agreement"). Renaissance Group is registered as an investment adviser under the Advisers Act and is subject to the reporting and other requirements thereof. The Advisers Act also provides restrictions on the activities of registered advisers to protect its clients from manipulative or deceptive practices, while the Advisers Act generally restricts performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.

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

     Investment advisory agreements are further subject to the 1940 Act, which requires that the agreement, in addition to having to be initially ratified by a majority of the outstanding shares, shall precisely describe all compensation to be paid, shall be approved annually by a majority vote of the Board of Directors, may be terminated without penalty on not more than 60 days notice by a vote of a majority of the outstanding shares, and shall terminate automatically in the event of assignment. The Board of Directors has determined that the Investment Advisory Agreement shall constitute the Fund's advisory agreement and at all times be construed so as to comply with the Advisers Act and the 1940 Act.

     Renaissance Group is also an investment adviser to two other investment companies: RUSGIT, a closed-end trust; and BFS, a split capital trust. Both RUSGIT and BFS are domiciled in the United Kingdom and trade on the London Stock Exchange under the respective symbols RUG and BSOU.

FUND PORTFOLIO INVESTMENTS

     At December 31, 2001, the Fund had active investments in the following Portfolio Companies.

Active Link Communications, Inc.  (OTC:ACVE)

     Active Link Communications, Inc.,through its Mobility Concepts, Inc., subsidiary, is a leading provider of wireless networking and mobile computing solutions for the mobile workforce.

     In the fourth quarter of 2001, the Fund advanced the Company $116,667 pursuant to a 12% Convertible Promissory Note. The Note is convertible at $0.80 per share, calls for monthly interest payments and matures on the earlier to occur of April 26, 2002, or the collection of the accounts receivable securing the Note. In addition, the Fund received Warrants to purchase 70,000 shares of the Company's common stock at an exercise price of $0.80 per share. As additional consideration for investing in the 12% Convertible Promissory Note, the Fund was entitled to lower the conversion prices on all its Convertible Promissory Notes issued by the Company from $1.50 to $0.80 per share.

     At December 31, 2001, the Fund owned $116,667 in 12% Convertible Promissory Notes and $375,000 in 8% Subordinated Convertible Promissory Notes. All of the Notes are convertible at $0.80 per share. Additionally, the Fund owned warrants to purchase 70,000 shares of common stock at $0.80 per share having a cost basis of zero and warrants to purchase 100,000 shares of common at $0.60 per share on or before September 30, 2004 and having a cost basis of $2,000.

Bentley Pharmaceuticals, Inc. (AMEX:BNT)

     Bentley Pharmaceuticals, Inc., is an international pharmaceutical company focused on improving drugs through new drug delivery technologies and commercializing such drugs in the U.S. and other major markets. Bentley also manufactures and markets pharmaceutical products in Spain for the treatment of cardiovascular, gastrointestinal, neurological, infectious and other diseases.

     In the third quarter of 2001, the Fund exercised its option to purchase 7,779 shares of the Company's common stock at a rate of $3 per share. The Fund sold none of the common stock during the quarter. The shares are freely tradeable.

     At December 31, 2001, the Fund owned 924,979 shares of the Company's common stock and also owned options to purchase 12,012 shares of the Company's common stock. The stock is freely tradeable. The options vest in June 2001 and are exercisable at $7.25 on or before June 9, 2010. The common stock underlying the options is subject to Rule 144 of the Securities Act. The Fund's options were obtained by assignment from Russell Cleveland, President of Renaissance Capital Group, Inc., who earned the options as a member of the Company's Board of Directors. Mr. Cleveland has since resigned from Bentley's Board of Directors.

CaminoSoft Corporation  (OTC:CMSF)

     CaminoSoft Corporation is a creator of proprietary hardware and operating software solutions designed to store and manage the vast quantities of data constantly created in a wide range of businesses and industries which are required to maintain and access that data.

     In the fourth quarter 2001, the Fund purchased 208,333 shares of the Company's common stock for $250,000 in a private placement.

     At December 31, 2001, the Fund owned 2,458,333 shares of the Company's common stock having a basis of $4,875,000, warrants to purchase 500,000 shares of the Company's common stock at $1.00 per share on or before April 18, 2001, and options to purchase 53,300 shares of the Company's common stock. Of the Fund's entire position, 1,750,000 shares of common are freely tradeable whereas the Fund's remaining shares, warrants, and options are restricted from trading pursuant to the Securities Act. The options vested in September 2000 and are exercisable at $3.63 per share on or before September 28, 2004. The options were obtained by assignment from Robert C. Pearson, Vice-President of Renaissance Capital Group, Inc., who earned the options as a member of the Company's Board of Directors.

CareerEngine Network, Inc.  (AMEX:CNE)

     CareerEngine Network, Inc., is a leading network of category-specific career search destinations. Its Career Solutions division is an applications service provider that builds and maintains custom career portals for online and offline industries and their related web sites.

     At December 31, 2001, the Fund owned a $250,000, 12% convertible debenture of the Company due May 2007 and convertible into 125,000 shares of the Company's common stock, warrants to purchase 62,500 shares of the Company's common stock at an exercise price of $4.00 per share, and warrants to purchase 62,500 shares of the company's common stock at an exercise price of $6.00 per share.

Dave & Busters, Inc. (NYSE:DAB)

     Dave & Busters, Inc., owns and operates concept restaurants through 30 US locations. The Company also has international license agreements for the Pacific Rim, Canada, the Middle East, Mexico, and South Korea.

     During the fourth quarter 2001, the Fund made market purchases of 100,000 shares of the Company's common stock at an average price of $6.53 per share.

     At December 31, 2001, the Fund owned 100,000 shares of the Company's common stock having a cost basis of $653,259.20.

Dexterity Surgical, Inc.  (OTC:DEXT)

     Dexterity Surgical, Inc., is engaged in the development, manufacture, and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery.

     In the first quarter ended March 31, 2001, the Company made principal repayments on the Fund's convertible debentures of $59,106; in the quarter ended June 30, 2001, the Company made principal repayments on the Fund's convertible debentures of $28,674; in the quarter ended September 30, 2001, the Company made principal repayments on the Fund's convertible debentures of $41,944; and in the fourth quarter ended December 31, 2001, the Company made principal repayments on the Fund's convertible debentures of $40,699. At December 31, 2001, the
outstanding   principal  balance  of  the  Fund's  convertible   debentures  was
$1,329,577.

     At December 31, 2001, the Fund owned $1,329,577 of the Company's 9% Convertible Debentures, $1,000,000 of the Company's Cumulative Convertible Preferred Stock, 260,000 shares of the Company's common stock which are restricted pursuant to Rule 144 of the Securities Act, and options to purchase 5,000 shares of the Company's common stock at $0.75 per share. The options have vested and are exercisable on or before July 27, 2010. The Fund's options were obtained by assignment from Robert C. Pearson, Sr. Vice President of Renaissance Capital Group, Inc., who earned the options as a member of the Company's Board of Directors. Mr. Pearson has since resigned from the Company's Board.

Display Technologies, Inc.   (OTC:DTEK)

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

     At December 31, 2001, the Fund owned $1,750,000 in 8.75% Convertible Debentures of the Company which mature in March 2005 and are convertible at $2.00 per share. Additionally, the Fund owns $500,000 of 5.25% Convertible Preferred Stock, 266,414 shares of DTEK common stock having a basis of $3.94 per share, 110,250 warrants to purchase common at $3.92 per share, and 20,993 warrants to purchase common at $2.50 per share.

     Due to the operational difficulties being experienced at the Company, in 2001 the Fund fully reserved all its investments in the Company.

Dwyer Group, Inc.  (NASDAQ:DWYR)

     The Dwyer Group, Inc., currently supports over 800 franchises in the United States and Canada and approximately 200 franchises in twenty-four other countries. The franchises deliver repair, installation and maintenance services to both residential and commercial consumers under the concepts Mr. Rooter(R),

Rainbow International(R), Glass Doctor(R), Mr. Electric(R), Mr. Appliance(R), and Aire Serv(R).

     At December 31, 2001, the Fund owned 675,000 shares of the Company's common stock having a cost basis of $1,966,632. All stock is freely tradeable.

EDT Learning, Inc.  (AMEX:EDT)

     EDT  Learning,  Inc.,  is  a  leading  provider  of  custom,  comprehensive
e-Learning   business   solutions  for  corporate   clients   seeking  to  train
non-technical users.

     In November 2001 the Fund purchased 31,600 shares of the Company's common stock in the open market for a total cost basis of $16,590 or $0.525 per share. The stock is freely tradeable. These shares represented the Fund's total investment in EDT at December 31, 2001.

eOriginal, Inc.  (Private)

     eOriginal, Inc., has a patented process for creating, executing, storing and retrieving legal documents in a completely electronic format.

     In the second quarter of 2001, the Fund advanced $500,000 to the Company in exchange for Senior Secured Promissory Notes bearing interest at 12%, payable at maturity on June 30, 2002, and are secured by all intellectual property and software owned by the company.

     At December 31, 2001, in addition to the Promissory Notes discussed above, the Fund owned 2,353 shares of the Series C-1 5% Cumulative Convertible Preferred Stock having a cost basis of $2,000,050, 447 shares of the Series B-3 5% Cumulative Convertible Preferred Stock having a cost basis of $107,280, 1,785 shares of the Series B-1 5% Cumulative Convertible Preferred Stock having a cost basis of $392,700, 6,000 shares of the Company's Series A 5% Cumulative Convertible Preferred Stock having a cost basis of $1,500,000, and warrants to purchase 659 shares of the Company's common stock at $169.75, which warrants have a cost basis of $165. The warrants are exercisable on or before September 15, 2003.

Fortune Natural Resources Corporation (OTC:FPXA)

     Fortune Natural Resources Corporation is an independent public oil and gas company whose primary focus is exploration and development of domestic oil and gas properties located primarily in onshore and offshore areas of Louisiana and Texas.

     At December 31, 2001, the Fund owned 1,322,394 shares of the Company's common stock, warrants to purchase 100,000 shares of common stock at $1.50 per share on or before March 2003, and warrants to purchase 100,000 shares of common stock at $2.25 on or before March 2003. All positions are registered and freely tradeable.

Grand Adventures Tour & Travel Publishing Corp.   (OTC:GATT)

     Grand Adventures is a former supplier of leisure travel information and travel-related services to niche markets through the publication of focused magazine titles and web sites.

     In the quarter ended September 30, 2001, the Fund realized a tax loss on all of its investments in the Company which consisted of $350,000 in principal balance of 10% convertible debentures, $1,000,000 in principal balance of 8% convertible debentures, and 45,500 shares of common stock having a cost basis of $130,089. The Company is no longer operating.

Integrated Security Systems, Inc. (OTC:IZZI)

     Integrated Security Systems, Inc., is a holding company which designs, develops, manufactures, sells and services commercial security and traffic control devices. In addition, the Company sells fully integrated turnkey security systems that control and monitor access to governmental, commercial and industrial sites.

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

     In April 2001, the Fund advanced the Company $150,000 pursuant to an 8% convertible promissory note, convertible into the Company's common shares at a rate of $0.20 per share. On May 10, 2001, the Company held its annual meeting of shareholders who approved a recapitalization of the Company. Pursuant to the recapitalization, the Fund exchanged all of its debt instruments together with accrued and unpaid interest owed on that debt for two different classes of preferred stock of the Company. The Fund exchanged principal and interest in the amount of $3,441,951 for 137,678 shares of Series G Cumulative Convertible Preferred Stock having a liquidation preference of $25 per share and convertible into shares of the Company's common stock at a rate of $0.20 per share. Additionally, the Fund exchanged principal and interest equaling $517,989 for 20,720 shares of Series F Cumulative Convertible Preferred Stock having a liquidation preference of $25 per share and convertible into shares of the Company's common stock at a rate of $0.20 per share. Both series of Preferred stock are also entitled to voting rights as a single class on all matters on which stockholders are entitled to vote, and additionally are entitled to elect two directors to the Company's Board of Directors. The Series F Preferred is not redeemable, but the Series G Preferred is required to be redeemed upon the earlier of the sale of the Company's wholly-owned subsidiary, B&B Eltromatic, Inc., (to the extent of the net proceeds to the Company from such sale) or two years after issuance. In the event B&B is not sold prior to the two- year period, then the redemption will occur in installments, with a redemption schedule of $1 million in the third year, $2 million in the fourth year, and the balance in quarterly installments beginning in the fifth year. The redemption price for the Series G Preferred is $25 per share plus accrued and unpaid dividends.

     During September, October, and November of 2001, the Fund invested $200,000 to purchase one $75,000 and five $25,000 8%, 120-day promissory notes of the Company, all secured by all of the assets of the Company and all of its subsidiary companies. As additional consideration for the investment, the Fund received 1,000,000 five-year warrants to purchase common stock of the Company at a rate of $0.20 per share on or before varying dates, as enumerated below. Also in the second half of 2001, the Fund received 13,463 shares of the Company's common stock as payment in kind for the second quarter $3,366 dividend payment on the Company's Series D Preferred stock.

     At December 31, 2001, the Fund owned the following: $200,000 in 8% Promissory Notes with no conversion feature; $542,989 of Series F Preferred convertible into the Company's common stock at a rate of $0.20 per share; $3,666,951 of Series G Preferred convertible into common at a rate of $0.20 per share; $150,000 of Series D Preferred convertible into common at a rate of $0.80 per share; 393,259 shares of common stock having a basis of $215,899; 13,463 shares of common stock with a basis of $3,366; warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004; warrants to purchase 312,500 shares of the Company's common stock at $0.80 per share on or before October 2, 2003; warrants to purchase 12,500 shares of the Company's common stock at $1.75 per share on or before November 17, 2002; warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share on or before October 11, 2004; warrants to purchase 375,000 shares of the Company's common stock at $0.20 per share on or before September 27, 2006; warrants to purchase 125,000 shares of common at $0.20 per share on or before October 13, 2006; warrants to purchase 125,000 shares of common at $0.20 per share on or before October 29, 2006; warrants to purchase 125,000 shares of common at $0.20 per share on or before November 9, 2006; warrants to purchase 125,000 shares of common at $0.20 per share on or before November 15, 2006; and warrants to purchase 125,000 shares of the Company's common stock at $0.20 per share on or before December 28, 2006.

JAKKS Pacific, Inc. (NASDAQ:JAKK)

     JAKKS Pacific, Inc., is a multi-brand toy company that designs, develops, produces and markets toys and related products under various brand names (including Flying Colors(R), Road Champs(R), Remco(R), Child Guidance(R), and Pentech(R)) in multiple product categories.

     In the first quarter of 2001, the Fund sold 50,000 shares of the Company's common stock in the open market at an average price of $10.78 per share and netting proceeds to the Fund of $538,796.92, representing a gain of $347,131.06. In the second quarter of 2001, the Fund sold 450,000 shares of the Company's common stock realizing proceeds of $7,520,576 representing a gain of $4,909,287.

     At December 31, 2001, Fund owned 87,347 shares of common stock having a basis of $521,172.

Laserscope (NASDAQ:LSCP)

     Laserscope designs, manufactures, sells, and services on a worldwide basis an advanced line of medical laser systems and related energy delivery devices for the office, outpatient surgical center, and hospital markets.

     At December 31, 2001, the Fund owned $1,500,000 in 8% Convertible Debentures of the Company having a conversion rate of $1.25 per share.

Medical Action Industries, Inc.   (NASDAQ:MDCI)

     Medical Action Industries, Inc., is a developer, manufacturer, marketer, and distributor of disposable surgical-related products. The Company's most prominent products include sterile disposable laparotomy sponges and disposable operating room towels, which products are sold to a proprietary direct sales force, manufacturers representatives, and internal sales departments in the United States and certain international markets.

     In 2001, the Fund sold its entire investment in the Company in the open market. The total investment of the Fund was 160,000 shares of common stock having a cost basis of $555,392, a rate of $3.47 per share. In total, the Fund received proceeds of $2,073,337 from its stock sales, representing an average exit price of $12.96 per share, representing a gain of $1,517,945.

Northwestern Steel and Wire Corp. (Bankruptcy)

     Northwestern Steel & Wire Corp is liquidating its steel operation in bankruptcy. The Company was formerly a mini-mill producer of structural steel components.

     In the second quarter of 2001, the Fund purchased unsecured bonds of the company in a market transaction. In total, the Fund obtained $3 million in unsecured obligations of the Company for $127,500. The bonds do not pay interest as the Company is liquidating its assets in bankruptcy.

Play By Play Toys & Novelties, Inc. (OTC:PBYP)

     Play By Play Toys & Novelties, Inc., formerly designed, developed, marketed, and distributed stuffed toys, sculpted toy pillows, and other products based upon licenses for children's entertainment characters and corporate trademarks. The Company is liquidating in bankruptcy.

     In the fourth quarter 2001, the Company filed for bankruptcy and is currently liquidating its assets. The Fund has reserved its investment to $500,000, representing its estimated recovery as the Company liquidates in bankruptcy.

Poore Brothers, Inc.  (NASDAQ:SNAK)

     Poore Brothers, Inc., is a regional salted snack food manufacturer, marketer, and distributor with manufacturing facilities in Arizona and Indiana. The Company's primary emphasis is manufacturing unique snack food items including T.G.I. Friday's(TM) brand snack chips, Poore Brothers(R) brand potato chips, Bob's Texas Style(R) brand potato chips, Boulder Potato Company(TM) brand potato chips, and Tato Skins(R) brand potato snacks. The Company also manufactures private label potato chips for major retailers and operates a direct store delivery distribution business and a snack food merchandising company.

     At December 31, 2001, the Fund owned 1,931,357 shares of the Company's common stock having a cost of $1,963,170, warrants to purchase 60,000 shares at $1.50 on or before July 2002, warrants to purchase 25,000 shares at $1.00 per share on or before July 2002, and three tranches of options to purchase a total of 33,650 shares, having exercise prices ranging from $1.31 per share to $3.06 per share.

Precis, Inc. (NASDAQ:PCIS)

     Precis, Inc., conducts its business operations through two subsidiaries. Foresight, Inc., provides product enhancements in the form of "club benefits" to markets including rent-to-own, banking, consumer finance, and other national associations. Care Entree, the main business, is a provider of medical savings programs designed to lower health care costs for consumers and accelerate payments to providers.

     In the third quarter 2001, the Fund made a new investment into this Company by purchasing 3,500 shares of the Company's common stock on the open market for approximately $4.03 per share, representing a total cost of $14,105. In the fourth quarter, the Fund made additional market purchases of 2,700 shares at an average cost of $8.38. The Fund's stock in the Company is freely tradeable.

     At December 31, 2001, the Fund owned 6,200 shares of the company's common stock having a cost basis of $36,740.

RailAmerica, Inc.  (NYSE:RRA)

     RailAmerica, Inc., is the the world's largest short line and regional railroad operator, owning or having equity interests in fifty short line and regional railroads operating more than 12,500 route miles in the United States, Canada, Australia, and the Republic of Chile.

     During the fourth quarter 2001, the Fund purchased 40,000 shares of the Company's common stock at $12.50 per share in a private placement.

     At December 31, 2001, the Fund owned $500,000 in RailAmerica 6% convertible debentures having a conversion rate of $10.00; warrants to purchase 15,000 shares of the Company's common stock at $10.50 per share on or before August 5, 2004; and 40,000 shares of the Company's common stock having a basis of $500,000.

Simtek Corporation (OTC:SRAM)

     Simtek Corporation develops, produces, and markets the world's fastest reprogrammable nonvolatile static random access memory chips. The Company markets its products through an international network of distributors and sales representatives.

     At December 31, 2001, the Fund owned 1,000,000 shares of common stock having a cost of $195,000.

SiVault, Inc.   (Private)

     In the second quarter of 2001, the Fund wrote off its investment in the Company as it is no longer operating. The amount written off represented the Fund's entire $350,000 investment in the Company.

ThermoView Industries, Inc.  (AMEX:THV)

     ThermoView Industries, Inc., manufactures, designs, markets, and installs custom vinyl new and replacement windows and doors, primarily for the existing home market.

     In December 2001, the Fund sold 5,650 shares of the Company's stock on the open market, realizing proceeds of $3,616.91 and representing a loss of $80,999.58.

     At December 31, 2001, the Fund owned 31,851 shares of ThermoView common stock having a cost of $415,384.

Verso Technologies, Inc.  (NASDAQ:VRSO)

     Verso Technologies, Inc., is a full-service provider ("FSP") that provides integrated switching solutions for communications service providers who want to develop IP-based services with PSTN sealability and quality of service.

     At December 31, 2001, the Fund owned 179,375 shares of the Company's common stock having a basis of $512,500. In addition, the Fund owned warrants to purchase 179,375 shares of Verso common stock at $5.71 per share.

Voice It Worldwide, Inc. (Liquidation)

     In the first quarter of 2001, the Fund wrote off its remaining investment in the Company and realized losses in the amount of $2,814,789.

Valuation of Investments

     On a quarterly basis, Renaissance Group prepares a valuation of the assets of the Fund subject to the approval of the Board of Directors. The valuation principles are described below.

     Generally, the guiding principle for valuation is application of objective standards. The objective standards for determining market prices and applying valuation methodologies will govern in all situations except where a debt issuer is in default.

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

     Because there is no independent and objective pricing authority (i.e. a public market) for investments in privately held entities, the latest sale of equity securities will govern the value of the enterprise. This valuation method will cause the Fund's initial investment in the private entity to be valued at cost. Thereafter, new issuances of equity or equity-linked securities by a portfolio company will be used to determine enterprise value as they will provide the most objective and independent basis for determining the worth of the issuer.

     Where a portfolio company is in default on a debt instrument held by the Fund, and no market exists for that instrument, then the fair value for the investment is determined on the basis of appraisal procedures established in good faith by the Investment Adviser. This type of fair value determination is based upon numerous factors such as the portfolio company's earnings and net worth, market prices for comparative investments (similar securities in the market place), the terms of the Fund's investment, and a detailed assessment of the portfolio company's future financial perspective. In the event of unsuccessful operations by a portfolio company, the appraisal may be based upon a net realizable value when that investment is liquidated.

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

Other Investment Funds

     Renaissance Group currently serves as the Investment Adviser to RUSGIT. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible securities issued by companies similar to the investments of the Fund. RUSGIT will invest primarily pari-passu with the Fund. In 1996, RUSGIT raised net investment capital of approximately $30,789,000. From inception to December 31, 2001, RUSGIT had made investments in thirty-eight (38) portfolio companies, having an aggregate cost value of $58,791,234. Twenty-eight (28) of the investments were active at December 31, 2001.

     Renaissance Group also serves as the Investment Adviser to BFS and is specifically responsible for managing the Growth Portfolio for BFS ("BFS Growth"). BFS is a public limited company registered in England and Wales, listed on the London Stock Exchange. BFS Growth invests in publicly traded equities, fixed-income and convertible securities of publicly traded issuers, and also invests in privately placed convertible instruments issued by companies similar to the investments of the Fund. For privately placed investments, BFS Growth will invest primarily on a pari-passu basis with the Fund. In 2001, BFS raised net investment capital of approximately $140,711,000, of which approximately $84,426,000 was allocated to BFS Growth. From inception through December 31, 2001, BFS had participated in privately placed investments to eleven (11) portfolio companies, having an aggregate value of $8,918,334. All eleven (11) of the investments were active at December 31, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

TRADING

     As of December 31,1995 there was no trading in the shares of the Fund and no established market existed for those shares. On April 30, 1996, the Fund's common stock began trading on the NASDAQ National Market under the trading symbol RENN and reported on Bloomberg.

     The following table sets forth, for the periods indicated, certain high and low prices for the Common Stock as quoted on the NASDAQ National Market.

                                                      High           Low
Year ended December 31, 2000
     First quarter                                   $15.38         $ 8.75
     Second quarter                                  $14.56         $12.50
     Third quarter                                   $13.75         $11.25
     Fourth quarter                                  $13.50         $ 8.38

Year ended December 31, 2001
     First quarter                                   $11.00         $ 8.81
     Second quarter                                  $11.00         $ 8.75
     Third quarter                                   $11.00         $ 9.85
     Fourth quarter                                  $11.45         $10.03

NUMBER OF HOLDERS

     As of December 31, 2001, there were approximately 965 record holders of common stock. This total does not include an approximate 1,500 shareholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks.

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

     Since the Fund was in an offering phase for all of 1994, no dividends were paid; however, the Fund paid shareholders a dividend on April 25, 1995 representing their pro rata portion of income earned by the Fund in 1994. For the period from April 25, 1995 to December 31, 1999, the Fund paid out income dividends on a quarterly basis. Income dividends have not been paid since that time due to the absence of net investment income as some debenture positions have been converted into equity. Although income dividends were not paid in either 2000 or 2001, the Fund did pay capital gains dividends in both of those years. The payment dates and amounts of cash dividends per share since January 1, 2000, are as follows:

     Payment Date                                             Cash Dividend
     June 9, 2000                                                 $1.54
     August 16, 2001                                               0.54

Item 6.  Selected Financial Data.  (unaudited)

     The following selected financial data for the period from January 1, 1997, through December 31, 2001, should be read in conjunction with the Fund's Financial Statements and notes thereto and "Management's discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.


                       2001        2000        1999         1998        1997
Gross income,
  (including
   realized gain)   $2,726,702  $9,750,577  $12,768,575  $5,956,344  $8,512,374
Net unrealized
   appreciation
  (depreciation)
   on investments    9,365,167  (1,507,015)   4,465,591  (1,222,151) (4,832,658)
Net income           9,720,005   5,032,203   13,535,928   2,794,004   1,146,733
Net income per share    2.23        1.18        3.27         0.66        0.26
Total assets        77,190,722  64,077,600   46,725,122  42,322,725  48,356,570
Net assets          54,710,798  47,346,067   45,934,306  41,475,701  44,497,360
Net assets Per Share   12.54       10.86       11.09        10.01       10.25


                             Selected Per Share Data

Investment Income       0.14        0.40        0.42         0.67        0.58
Operating Expenses     (0.54)      (0.75)      (0.89)       (0.46)      (0.58)
Interest Expense       (0.03)      (0.00)      (0.00)       (0.00)      (0.00)
Net Investment Income  (0.43)      (0.36)      (0.48)        0.21        0.00
Distributions from
   undistributed net
   investment income    0.00        0.00        0.00        (0.21)       0.00
Distributions in excess
   of net investment
   income               0.00       (0.03)      (0.08)       (0.09)      (0.40)

Distributions from
   undistributed net
   capital gains       (0.54)      (1.47)      (2.11)       (0.68)      (0.94)
Net realized gain on
   investments          0.47        1.89        2.67         0.74        1.38
Net increase (decrease)
   in unrealized
   appreciation
   of investments       2.14       (0.35)       1.08        (0.29)      (1.11)
Increase (decrease)
   in net asset value   1.64       (0.32)       1.08        (0.32)      (1.07)
Capital stock
   transactions         0.00        0.09        0.00         0.08

Net Asset Value:
   Beginning of year   10.86       11.09       10.01        10.25       11.32
   End of year        $12.50      $10.86      $11.09       $10.01      $10.25


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

     In 2001, the Fund did not make income distributions as certain debt positions had been converted into equity with some of these positions being sold to realize capital gains. In certain circumstances, debt may also be converted to equity in order to facilitate a restructuring or other similar event. In such a case, the transaction may not result in capital gains on the position and in such a situation would not produce distributions to shareholders.

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

Optional Distributions of Capital Gains

     In addition to the regular quarterly dividends, it is intended that the Fund shall dividend out net realized capital gains. Also, capital gains dividends may replace the regular quarterly dividend where the Investment Adviser deems appropriate. Further, when deemed appropriate by the Board of Directors and subject to registration requirements, the Fund may make in-kind distribution of securities of Portfolio Companies. The timing and payment of distributions, including in-kind distributions, is at the discretion of the Board of Directors. In 2001, the Fund distributed $0.54 per share in capital gains to the Shareholders.

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

Liquidity and Capital Resources

     During the year ended December 31, 2001, the Fund invested $1,055,465 in five (5) new portfolio investments and invested an additional $2,454,209 in follow-on investments to six (6) portfolio companies. Dividends paid to investors in 2001 amounted to $2,355,274 or $0.54 per share, resulting primarily from realized gains taken on sales of stock in JAKKS Pacific, Inc., and Medical Action Industries, Inc., and offset primarily by realized losses taken on investments in Grand Adventures Tour and Travel, Inc., SiVault, Inc., and Voice It Worldwide, Inc. Net income for 2001 was $9,546,715 due to unrealized appreciation on portfolio investments together with net realized gains, offset by a net investment loss of $1,873,288. The net cash provided by operating activities was $4,249,859. Dividend reinvestments were zero. The Fund issued no shares for the dividend reinvestment plan as dividend reinvestment shares were purchased in the open market. At December 31, 2001, the Fund was approximately fully invested as it had just over $4.6 million in cash and cash equivalents net of all liabilities. Renaissance Group believes that current cash levels are sufficient to pay expenses as they come due and also to make follow-on investments if necessary.

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

RESULTS OF OPERATIONS

2001 Compared to 2000

     During the year ended December 31, 2001, the Fund realized proceeds from the sale of investments $10,364,052 compared to $10,366,539 in 2000. The Fund expended $3,509,674 in 2001 for the purchase of investments compared to purchases of $7,838,711 in 2000. The Fund's net income of $9,546,715 for 2001 is due primarily to a net unrealized appreciation on investments of $9,365,167 and a net realized gain on investments of $2,054,836.

     Interest income decreased 71.19% for the year in comparison to 2000 primarily because many of the Fund's debt positions were converted to equity positions.. Dividend income in 2001 increased 70.77% from $114,455 in 2000 to $195,453 in 2001 due primarily to the previously described conversion from debt to equity positions and a change in the custodial arrangements whereby short-term treasury funds now earn a dividend rather than interest. Commitment and other fee income decreased from $112,375 in 2000 to $3,100 in 2001due to fewer investments being originated together with a reduction in outside directors fees and advisory fees as a result of the Fund's officers holding fewer outside board positions.

     General and administrative expenses decreased 2.65% from $422,554 in 2000 to $411,348 in 2001. Incentive fees decreased 42.93% from $1,611,135 in 2000 to $919,429 in 2001 due to lower net realized gains achieved on investments throughout 2001. Management fees decreased 13.62% to $912,544 due to a lower net asset value throughout the year. Net investment loss for 2001 increased to ($1,873,288) in 2001, compared to ($1,516,461) for 2000, an increase of 23.53%, due primarily to lower interest income as a result of converting debt positions to equity, offset somewhat by reduced expense levels.

     Net income for 2001 was $9,546,715, an increase of 89.71% over $5,032,203 in 2000. In 2000, realized gains were $8,055,679 in comparison to realized gains for 2001 of $2,054,836. Realized gains decreased in 2001 from 2000 due to higher levels of realized losses taken on portfolio investments. In addition, the Fund's net unrealized appreciation on investments in 2001 was $9,365,167 in comparison to a net unrealized depreciation on investments for 2000 of ($1,507,015) due to higher market values for Fund holdings.

2000 Compared to 1999

     During the year ended December 31, 2000, the Fund made additional portfolio investments aggregating $7,838,711 compared to $5,263,278 in 1999. The Fund's realized net income of $5,032,203 for 2000 is due primarily to a net realized gain on investments of $8,055,679 which resulted from the Fund's conversion of its entire investment in Simtek Corp. from debentures to common stock and the sale of 74% of that position in the open market. The net realized gain on investments from Simtek outweighed the net unrealized depreciation on investments of $1,507,015 resulting from lower asset values for portfolio investments as well as a net investment loss of $1,516,461. The net investment loss arose primarily due to incentive fees booked as a result of the gains realized on the Simtek investment. Absent the incentive fee, the Fund would have realized positive net investment income for the year 2000.

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

Item 8.  Financial Statements and Supplementary Data.

     For the Index to Financial Statements, see "Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file its definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held on May 17, 2002 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

     None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: March 28, 2002

                              Renaissance Capital Growth & Income Fund III, Inc.
                                                (Registrant)

                              By:                /S/ Russell Cleveland
                                  Russell Cleveland, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.

Signature                   Capacity in Which Signed              Date
Date

/S/ Russell Cleveland
Russell Cleveland           Chairman, President and Director      April  4, 2002


/S/ Barbe Butschek          Secretary and Treasurer               April  4, 2002
Barbe Butschek


/S/ Ernest C. Hill
Ernest C. Hill               Director                             April  4, 2002


/S/ Peter Collins
Peter Collins                Director                             April  4, 2002


/S/ Edward O. Boshell, Jr.
Edward O.  Boshell, Jr.      Director                             April  4, 2002




Charles C. Pierce, Jr.       Director

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Auditors                                            F-2

Statements of Assets and Liabilities
December 31, 2001 and 2000                                                F-3

Statements of Investments
December 31, 2001 and 2000                                   F-4 through F-17

Statements of Operations
Years ended December 31, 2001, 2000, and 1999                            F-18

Statements of Changes in Net Assets
Years ended December 31, 2001, 2000, and 1999                            F-19

Statements of Cash Flows
Years ended December 31, 2001, 2000, and 1999               F-20 through F-21

Notes to Financial Statements                               F-22 through F-28

                         Report of Independent Auditors



The Board of Directors and Stockholders
Renaissance Capital Growth & Income Fund III, Inc.:


We have audited the accompanying statements of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc., including the statements of investments, as of December 31, 2001 and 2000, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2001, 2000 and 1999, and the financial highlights for the year ended December 31, 2001. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, and the financial highlights for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



                                                                             /S/
                                                               Ernst & Young LLP

March 18, 2002

               Renaissance Capital Growth & Income Fund III, Inc.

                      Statements of Assets and Liabilities

                           December 31, 2001 and 2000

        Assets                                        2001             2000

Cash and cash equivalents                          $27,125,926      $18,206,540
Investments at fair value, cost of
   $35,015,807 and $39,985,786 in
   2001 and 2000, respectively (note 4)             49,762,340       45,367,138
Interest receivable                                    114,539          464,110
Prepaid expenses                                        13,863           39,812
                                                   -----------      -----------
                                                   $77,016,668      $64,077,600
                                                   ===========      ===========
        Liabilities and Net Assets

Liabilities:
   Securities sold under agreements to
      repurchase (note 6)                           22,197,146       16,482,024
   Accounts payable                                     13,472           14,082
   Accounts payable - affiliate (note 3)               268,542          235,427
   Dividends payable                                         -                -
                                                   -----------      -----------
                                                    22,479,160       16,731,533
                                                   -----------      -----------
Net assets (note 6):
Common stock, $1 par value; authorized
   20,000,000 shares; 4,561,618 issued;
   4,361,618 shares outstanding                      4,561,618        4,561,618
Additional paid-in-capital                          37,125,714       38,799,907
Treasury stock at cost, 200,000 shares at
   December 31, 2001, and at December 31, 2000    (  1,665,220)    (  1,665,220)
Distributions in excess of net investment income  (    231,137)    (     32,042)
Accumulated undistributed net realized gains                 -          300,438
Net unrealized appreciation of investments          14,746,533        5,381,366
                                                   -----------       ----------
   Net assets, equivalent to $12.50 and $10.86
      per share on the shares outstanding in
      2001 and 2000, respectively                   54,537,508       47,346,067

Commitments and contingencies (notes 3 and 4)                -                -
                                                   -----------      -----------
                                                  $ 77,016,668     $ 64,077,600
                                                  ============     ============


See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.

                            Statements of Investments

                           December 31, 2001 and 2000
                                                    2001
                                ------------------------------------------------
                                Interest  Due                   Fair    % of Net
                                Rate      Date     Cost         Value     Assets
Eligible Portfolio Investments -
  Convertible Debentures and
   Promissory Notes (1)

Active Link Communications, Inc. -
 Convertible bridge note (2)   12.00  05/02    $   116,667  $    150,792    0.28
 Convertible note (2)           8.00  09/30/02     125,000       161,563    0.30
 Convertible note (2)           8.00  09/30/02     250,000       288,125    0.53

Dexterity Surgical, Inc. -
 Convertible debenture (2)      9.00  12/19/04   1,329,577     1,329,577    2.44

Display Technologies, Inc. -
 Convertible debenture (2)(4)   8.75  03/02/05   1,750,000             0    0.00

eOriginal, Inc. -
 Promissory note               12.00  06/30/02     500,000       500,000    0.92

Integrated Security Systems, Inc. -
 Promissory notes (2)           8.00  01/25/02
                                     -05/14/02     200,000       200,000    0.37

Laserscope -
 Convertible debenture (2)      8.00  02/11/07   1,500,000     2,770,000    5.08

Northwestern Steel & Wire Corp. -
 Debt (3)                       N/A      N/A       127,500       127,500    0.23
                                                 ---------     ---------   -----
                                               $ 5,898,744   $ 5,527,557   10.14

(1)  Valued at fair value as determined by the Investment Adviser (note 4).
(2)  Restricted  securities  under Rule 144 (note 5).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2001.

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                    2001
                                ------------------------------------------------
                                Interest  Due                   Fair    % of Net
                                Rate      Date     Cost         Value     Assets


Other Portfolio Investments -
 Convertible Debentures and
   Promissory Notes (1)

CareerEngine Network, Inc. -
 Convertible debenture (2)     12.00  03/31/10 $    250,000  $    250,000   0.46

Play by Play Toys & Novelties -
 Convertible debenture (3)(4)  10.50  12/31/00    2,425,748       500,000   0.92

RailAmerica, Inc. -
 Convertible debenture          6.00  07/31/04      500,000       715,770   1.31
                                                 ----------     ---------  -----
                                                $ 3,175,748   $ 1,465,770   2.69


(1)  Valued at fair value as determined by the Investment Adviser (note 4).
(2)  Restricted securities under Rule 144 (note 5).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2001.

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000

                                                    2001
                                        ----------------------------------------
                                                                Fair    % of Net
                                        Shares     Cost         Value     Assets


Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
 Common stock                           400,000 $    500,000  $ 4,035,240   7.40

CaminoSoft Corp. -
  Common stock                        1,750,000    4,000,000    2,858,625   5.24
  Common stock   (2)                    708,333      875,000    1,048,625   1.92

Dexterity Surgical, Inc. -
  Preferred stock - A (2)                   500      500,000        5,769   0.01
  Preferred stock - B (2)                   500      500,000        5,769   0.01
  Common stock (2)                      260,000      635,000            0   0.00

Display Technologies, Inc. -
  Common stock (2)                      127,604      500,000            0   0.00

eOriginal, Inc. -
  Series A, preferred stock               6,000    1,500,000    4,794,000   8.79
  Series B-1, preferred stock             1,785      392,700    1,426,215   2.62
  Series B-3, preferred stock               447      107,280      357,153   0.65
  Series C-1, preferred stock             2,353    2,000,050    2,000,050   3.67

Fortune Natural Resources Corp. -
  Common stock                        1,322,394      545,500      209,467   0.38

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                    2001
                                        ----------------------------------------
                                                                Fair    % of Net
                                        Shares     Cost         Value     Assets

Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities (1)

Integrated Security Systems, Inc. -
  Common stock                          393,259      215,899      159,624   0.29
  Common stock - PIK (2)                 13,463        3,366        5,189   0.01
  Series D, preferred stock (2)         187,500      150,000       92,250   0.17
  Series F, preferred stock (2)       2,714,945      542,989    1,046,339   1.92
  Series G, preferred stock (2)      18,334,755    3,666,951    7,016,215  12.86

JAKKS Pacific, Inc. -
  Common stock                           87,347      521,172    1,638,674   3.00

Poore Brothers, Inc. -
  Common stock (2)                    1,931,357    1,963,170    4,488,689   8.23

Simtek Corp. -
  Common stock  (2)                   1,000,000      195,000      394,800   0.72

ThermoView Industries, Inc. -
  Common stock (2)                       31,851      415,384       27,433   0.05

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                    2001
                                        ----------------------------------------
                                                                Fair    % of Net
                                        Shares     Cost         Value     Assets

Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities (1)



Verso Technologies, Inc. -
  Common stock (2)                      179,375      512,500      219,196   0.40

Miscellaneous Securities                               5,915    1,040,722   1.91
                                                   ----------  ----------   ----
                                                 $20,247,876  $32,870,044  60.27


(1)  Valued at fair value as determined by the Investment Adviser (note 4).
(2)  Restricted securities under Rule 144 (note 5).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2001.

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                    2001
                                        ----------------------------------------
                                                                Fair    % of Net
                                        Shares     Cost         Value     Assets


Other Portfolio Investments -
 Common Stock, Preferred Stock,
   and Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                          524,979  $ 1,470,478  $ 5,296,037   9.71

Dave & Busters, Inc. -
  Common stock                          100,000      653,259      621,720   1.14

Display Technologies, Inc. -
  Common stock (2)                       13,880      549,741            0   0.00
  Preferred stock (2)                     5,000      500,000            0   0.00

Dwyer Group, Inc. -
  Common stock                          675,000    1,966,631    3,307,838   6.07

EDT Learning, Inc. -
  Common stock                           31,600       16,590       45,988   0.08

Precis, Inc. -
  Common stock                            6,200       36,740       74,884   0.14

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                        2001
                                        ----------------------------------------
                                                                Fair    % of Net
                                        Shares     Cost         Value     Assets

Other Portfolio Investments -
 Common Stock, Preferred Stock,
   and Miscellaneous Securities (1)

RailAmerica, Inc. -
  Common stock                           40,000      500,000      493,696   0.91

Miscellaneous Securities                                   0       58,806   0.11
                                                    ---------   ---------  -----
                                                 $ 5,693,439  $ 9,898,969  18.15
                                                 -----------  -----------  -----

                                                 $35,015,807  $49,762,340  91.24
                                                 ===========  ===========  =====

Allocation of Investments -
  Restricted Shares, Unrestricted
    Shares, and Other Securities

Restricted  Securities Under Rule 144            $17,030,345  $19,500,331  35.76
Unrestricted Securities                           13,352,018   19,957,562  36.59
Other Securities (5)                               4,633,444   10,304,447  18.89

(1)  Valued at fair value as determined by the Investment Adviser (note 4).
(2)  Restricted securities under Rule 144 (note 5).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2001.
(5) Includes Miscellaneous Securities, securities of privately owned companies; and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                    2000
                                ------------------------------------------------
                                Interest  Due                   Fair    % of Net
                                Rate      Date     Cost         Value     Assets


Eligible Portfolio Investments -
  Convertible Debentures and
  Promissory Notes (1)

Active Link Communications, Inc. -
  Convertible debentures (2)    8.00%  9/30/02  $   250,000  $   250,000     .53
  Convertible notes (2)         8.00   9/30/02      125,000      125,000     .26

Dexterity Surgical, Inc. -
  Convertible debentures   (2)  9.00  12/19/04    1,500,000    1,500,000    3.17

Display Technologies, Inc. -
  Convertible debentures(2)(4)  8.75   3/2/05     1,750,000    1,750,000    3.70

Grand Adventures Tour & Travel -
  Convertible debentures (2)    8.00   7/14/04      500,000      500,000    1.06
  Convertible debentures (2)    8.00   9/14/04      500,000      500,000    1.06

Integrated Security Systems, Inc. -
  Convertible debentures(2)(4)  9.00  12/1/03     2,084,101    1,453,750    3.07
  Promissory notes (2)(4)       9.00  On demand     890,000      890,000    1.88
  Convertible promissory
    notes (2)(4)                8.00  On demand     375,000      375,000     .79

Laserscope -
  Convertible debentures (2)    8.00   2/11/07    1,500,000    1,500,000    3.17

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                    2000
                                ------------------------------------------------
                                Interest  Due                   Fair    % of Net
                                Rate      Date     Cost         Value     Assets


Eligible Portfolio Investments -
  Convertible Debentures and
  Promissory Notes (1)

Voice It Worldwide, Inc.-(3)
  Convertible debentures (2)    8.00  11/1/02     1,768,389            0     .00
                                                -----------   ----------
                                                $11,242,490  $ 8,843,750   18.69


(1)  Valued at fair value as determined by the Investment Adviser (note 4).
(2)  Restricted securities under Rule 144 (note 5).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2001.

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000

                                                    2000
                                ------------------------------------------------
                                Interest  Due                   Fair    % of Net
                                Rate      Date     Cost         Value     Assets


Other Portfolio Investments -
  Convertible Debentures and
  Promissory Notes (1)

CareerEngine Network, Inc. -
  Convertible debentures (2)   12.00%  3/31/10  $   250,000  $    250,000    .53

Grand Adventures Tour & Travel -
  Convertible debentures (2)   10.00   9/27/03      350,000       350,000    .74

Play By Play Toys & Novelties (4) -
  Convertible debentures (2)   10.50  12/31/00    2,425,748     2,425,748   5.12

RailAmerica, Inc. -
  Convertible debentures (2)    6.00   7/31/04      500,000       500,000   1.06
                                                $ 3,525,748  $  3,525,748   7.45

(1)  Valued at fair value as determined by the Investment Adviser (note 4).
(2)  Restricted securities under Rule 144 (note 5).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2000.

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                         2000
                                        ----------------------------------------
                                                                Fair    % of Net
                                        Shares      Cost        Value     Assets


Eligible Portfolio Investments - Common Stock,
  Preferred Stock, and Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                         400,000  $   500,000  $ 2,326,500    4.91

CaminoSoft Corp. -
  Common stock                       1,750,000    4,000,000    3,681,562    7.78
  Common stock (2)                     500,000      625,000      948,750    2.00

Dexterity Surgical, Inc. -
  Common stock   (2)                   260,000      635,000            -     .00
  Preferred stock-A (2)                    500      500,000       53,846     .11
  Preferred stock-B (2)                    500      500,000       53,846     .11

Display Technologies, Inc. -
  Common stock                         127,604      500,000       23,687     .05

eOriginal, Inc. -
  Series A, preferred stock              6,000    1,500,000    4,794,000   10.13
  Series B-1, preferred stock            1,785      392,700    1,426,215    3.01
  Series B-3, preferred stock              447      107,280      357,153     .75
  Series C-1, preferred stock            2,353    2,000,050    2,000,050    4.22

Fortune Natural Resources Corp. -
  Common stock                       1,322,394      545,500      490,939    1.04

Integrated Security Systems, Inc. -
  Preferred stock (2)                    7,500      150,000            -     .00
  Common stock                         393,259      215,899            -     .00

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                         2000
                                        ----------------------------------------
                                                                Fair    % of Net
                                        Shares     Cost         Value     Assets

Eligible Portfolio Investments - Common Stock,
   Preferred Stock, and Miscellaneous Securities (1)

JAKKS Pacific, Inc. -
  Common stock                         587,347    3,324,126    5,305,946   11.21

Poore Brothers, Inc. -
  Common stock (2)                   1,931,357    1,963,170    4,829,091   10.20

Simtek Corp. -
  Common stock (2)                   1,000,000      195,000      279,000     .59

SiVault, Inc. -
  Common stock (2)                     140,000      350,000      350,000     .74

ThermoView Industries, Inc. -
  Common stock (2)                      37,500      500,000            -     .00

Verso Technologies, Inc. -
  Common stock (2)                     179,375      512,500      202,918     .43

Voice It Worldwide, Inc. - (3)
  Common stock (2)                     940,000    1,046,400            -     .00

Miscellaneous  Securities                             5,915    1,000,600    2.11
                                                 -----------  -----------  -----
                                                $20,068,540  $28,124,103   59.39
                                                -----------  -----------   -----

(1)  Valued at fair value as determined by the Investment Adviser (note 4).
(2)  Restricted securities under Rule 144 (note 5).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2000.

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                         2000
                                        ----------------------------------------
                                                                Fair    % of Net
                                        Shares     Cost         Value     Assets

Other Portfolio Investments -
  Common Stock, Preferred Stock,
  and Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                         517,200  $ 1,447,142  $ 3,008,163    6.35

Display Technologies, Inc. -
  Preferred stock (2)                    5,000      500,000       33,784     .07
  Common stock (2)                     138,810      549,741       25,767     .05

Dwyer Group, Inc. -
  Common stock                         675,000    1,966,644    1,252,969    2.65

Grand Adventures Tour & Travel -
  Common stock                          45,500      130,089       28,154     .06

Medical Action Industries, Inc. -
Common stock                           160,000      555,392      524,700    1.11

Miscellaneous Securities                                                     .00
                                                -----------   -----------  -----
                                                $ 5,149,008   $ 4,873,537  10.29
                                                -----------   -----------  -----

                                                $39,985,786   $45,367,138  95.82
                                                ===========   ===========  =====

(1)  Valued at fair value as determined by the Investment Adviser (note 4).
(2)  Restricted securities under Rule 144 (note 5).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2000.

               Renaissance Capital Growth & Income Fund III, Inc.

                           December 31, 2001 and 2000
                                                         2000
                                        ----------------------------------------
                                                                Fair    % of Net
                                        Shares     Cost         Value     Assets


Allocation of Investments -
  Restricted Shares, Unrestricted
    Shares, and Other Securities

Restricted  Securities Under Rule 144           $22,795,049   $19,146,500  40.44
Unrestricted Securities                          13,184,792    16,642,620  35.15
Other Securities (5)                              4,005,945     9,578,018  20.23



(1)  Valued at fair value as determined by the Investment Adviser (note 4).
(2)  Restricted securities under Rule 144 (note 5).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2000. (5) Includes Miscellaneous Securities, securities of privately owned companies; and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.

                            Statements of Operations

                  Years ended December 31, 2001, 2000, and 1999


                                           2001           2000         1999
Income:
   Interest                           $   423,002    $ 1,468,068    $ 1,362,167
   Dividend Income                        195,453        114,455        381,498
   Commitment and other fees                3,100        112,375        (24,251)
                                      -----------    -----------    -----------
                                          621,555      1,694,898      1,719,414

Expenses (note 3):
   General and administrative             411,348        422,554        424,668
   Incentive fee                          919,429      1,611,135      2,313,841
   Interest expense                       123,199              -              -
   Legal expense                          128,323        121,187         80,742
   Management fees                        912,544      1,056,483        878,987
                                      -----------    -----------    -----------
                                        2,494,843      3,211,359      3,698,238
                                      -----------    -----------    -----------
   Net investment income (loss)       ( 1,873,288)   ( 1,516,461)   ( 1,978,824)

Realized and unrealized gain (loss) on investments:
   Net unrealized appreciation
    (depreciation) on investments       9,365,167    ( 1,507,015)     4,465,591
   Net realized gain on investments     2,054,836      8,055,679     11,049,161
                                      -----------    -----------    -----------
         Net gain on investments       11,420,003      6,548,664     15,514,752
                                      -----------    -----------    -----------
         Net income                   $ 9,546,715    $ 5,032,203    $13,535,928
                                      ===========    ===========    ===========
Net income per share (note 2(e))      $      2.19    $      1.18    $      3.27
                                      ===========    ===========    ===========





See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.

                       Statement of Changes in Net Assets

                  Years ended December 31, 2001, 2000, and 1999

                                         2001            2000           1999

From operations:
   Net investment income              $(1,873,288)   $(1,516,461)   $(1,978,824)
   Net realized gain on investments     2,054,836      8,055,679     11,049,161
   Increase (decrease) in unrealized
     appreciation on investments        9,365,167     (1,507,015)     4,465,591
     Net increase in net assets
       resulting from operations        9,546,715      5,032,203     13,535,928

From distributions to stockholders:
   Common dividends from net
     investment income                          -       (140,900)      (338,222)
   Common dividends from realized
     gains                             (2,355,274)    (6,239,230)    (8,735,320)
   Common dividends from other source           -              -              -
      Net decrease in net assets
        resulting from distributions   (2,355,274)    (6,380,130)    (9,073,542)

From capital transactions:
   Shares issued                                -      2,759,688              -
   Purchase of treasury stock                   -              -     (    3,781)
                                       ----------     ----------     -----------

      Net increase (decrease) in net
        assets resulting from capital
        contributions                           -      2,759,688     (    3,781)
                                       ----------     ----------     -----------

         Total increase in net assets   7,191,441      1,411,761      4,458,605

Net assets:
   Beginning of year                   47,346,067     45,934,306     41,475,701
                                      -----------    -----------    -----------
   End of year                        $54,537,508    $47,346,067    $45,934,306
                                      ===========    ===========    ===========






See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.

                             Statement of Cash Flows

                  Years ended December 31, 2001, 2000, and 1999

                                              2001          2000        1999
Cash flows from operating activities:
 Net income                              $ 9,546,715   $ 5,032,203  $13,535,928
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Net unrealized (appreciation)
     depreciation on investments         (9,365,167)     1,507,015  ( 4,465,591)
    Net realized gain on investments     (2,054,836)    (8,055,679) (11,049,161)
    Amortization of organization cost             -              -       83,820
   (Increase) decrease in interest
     receivable                             349,571       (239,827)     137,090
   (Increase) decrease in other assets       25,949         28,685      (15,617)
    Increase (decrease) in accounts payable    (610)       (97,626)    (102,392)
    Increase (decrease) in accounts payable -
      affiliate                              33,115         22,037       (4,689)
    Increase in accounts payable -
      brokerage                           5,715,122     16,482,024            -
                                         ----------     ----------   ----------
      Net cash provided by (used in)
       operating activities               4,249,859    14,678,832    (1,880,612)
                                         ----------    ----------    ----------
Cash flows from investing activities:
         Purchase of investments         (3,509,674)   (7,838,711)   (5,263,278)
         Proceeds from sale of
          investments                    10,364,052    10,366,539    18,683,236
         Repayment of debentures            170,423             -             -
                                         ----------    ----------    ----------
          Net cash provided by (used in)
           investing activities           7,024,801     2,527,828    13,419,958
                                         ----------    ----------    ----------
Cash flows from financing activities:
   Net proceeds from issuance of shares           -     2,759,688             -
   Purchase of treasury shares                    -             -        (3,781)
   Cash dividends                        (2,355,274)   (6,845,848)   (9,022,669)
                                         ----------    ----------    ----------
    Net cash used in financing
     activities                          (2,355,274)   (4,086,160)   (9,026,450)
                                         ----------    ----------    ----------
Net increase (decrease) in cash and
  cash equivalents                        8,919,386    13,120,500     2,512,896
Cash and cash equivalents at beginning
  of the year                            18,206,540     5,086,040     2,573,144
                                         ----------    ----------    ----------
Cash and cash equivalents at end
  of the year                           $27,125,926   $18,206,540   $ 5,086,040
                                        ===========   ===========   ===========
Cash paid during the year for interest  $   123,199             -             -
Cash paid during the year for income/
  excise taxes                          $    23,068   $    24,297   $    11,791

See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.

                  Years ended December 31, 2001, 2000 and 1999


Noncash investing and financing activities:

     During 2000, the Fund received common stock in settlement of amounts due from interest totaling $3,500 and received common stock in prepayment of interest totaling $135,000. The Fund also received common stock totaling $42,000 as a commitment fee.

     Fourth quarter dividends of $465,718 were accrued as of December 31, 1999.

     During 1999, the Fund received common stock in settlement of amounts due from interest totaling $19,450 and received common stock in prepayment of interest totaling $90,447.

     During 1999, the Fund wrote down two portfolio investments in the amount of $3,000,000.




See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


(1)  Organization and Business Purpose

     Renaissance Capital Growth & Income Fund III, Inc. (the Fund), a Texas corporation, was formed on January 20, 1994. The Fund offered to sell shares in the Fund until closing of the offering on December 31, 1994. The Prospectus of the Fund required minimum aggregate capital contributions by shareholders of not less than $2,500,000 and allowed for maximum capital contributions of $100,000,000. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which Renaissance Capital Group, Inc. (Investment Adviser) believes offers the opportunity for growth. The Fund is a non-diversified close-end investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (1940 Act).

(2)  Summary of Significant Accounting Policies

     (a)  Valuation of Investments

          Portfolio investments are stated at quoted market or fair value as determined by the Investment Adviser (note 4). The securities held by the Fund are primarily unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

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

     (d)  Securities Sold Under Agreements to Repurchase

          Securities sold under agreements to repurchase are treated as collateralized financing transactions, and are recorded at their contracted repurchase or resale amounts plus accrued interest. The

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        December 31, 2001, 2000, and 1999

(2) Summary of Significant Accounting Policies (continued)

    (d)   Securities Sold Under Agreements to Repurchase (continued)

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

    (f)   Net income per share

          Net income per share is based on the weighted average of shares outstanding of 4,361,618 during 2001, 4,253,475 during 2000, and 4,143,040 during 1999.

    (g)   Use of Estimates

          The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as to the valuation of investments that effect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        December 31, 2001, 2000, and 1999

(2)  Summary of Significant Accounting Policies (continued)

     (h)  Organization Costs

          Costs of organizing the Fund were capitalized and were being amortized on a straight-line basis over five years beginning with the commencement of the Fund's activities. These costs were fully amortized as of December 31, 1999.

(3)  Management and Organization Fees

     The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the Agreement), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement the Investment Adviser is reimbursed by the Fund for certain administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the Prospectus and the original offering document are as follows:

     o The Investment Adviser receives a fee equal to .4375% (1.75% annually) of the Net Assets each quarter. The Fund incurred $912,544, $1,056,483, and $878,987, for 2001, 2000, and 1999, respectively, for such management fees. Amounts payable for such fees at December 31, 2001, 2000 were $239,650 and $208,049 respectively.

     o The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $117,894, $101,929, and $130,679, for 2001, 2000 and 1999, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

     o The Investment Adviser is to receive an incentive fee in an amount equal to 20% of any of the Fund's realized capital gains computed net of all realized capital losses and cumulative unrealized depreciation. At the Annual Shareholders' Meeting for the Fund held in May 1999, the shareholders approved an amendment to the Investment Advisory Agreement allowing the incentive fee to be accrued and paid on a quarterly basis in an effort to better reflect the operating results and financial position of the Fund on a quarterly basis. The Fund incurred $919,429, $1,611,135, and $2,313,841 during the years ended 2001, 2000 and 1999, respectively, for such incentive fees.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        December 31, 2001, 2000, and 1999

(4)  Investments

     The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in
     Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment a permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund's assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets in eligible portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. These investments are carried in the statements of assets and liabilities as of December 31, 2001 and 2000, at fair value, as determined in good faith by the Investment Adviser. The convertible debt securities held by the Fund generally have maturities between five and seve years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded, but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

     The Prospectus and the original offering document specif that investments held by the Fund shall be valued as follows:

     o Generally, pursuant to procedures established b the Investment Adviser, the fair value of each investment will be initially base upon its original cost to the Fund. Costs will be the primary factor used to determine fair value until significant developments affecting the investee company (such as results of operations or changes in general market conditions) provide a basis for use in an appraisal valuation.

     o Portfolio investments for which market quotations are readily available and which are freely transferable will be valued as follows:
          (i) securities traded on a securities exchange or the NASDAQ will be valued at the closing price on, or the last trading day prior to, the date of valuation and (ii) securities traded in the over-the-counter market will be valued at the average of the closing bid and asked prices for the last trading day on, or prior to, the date of valuation

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        December 31, 2001, 2000, and 1999

(4)  Investments (continued)

          Convertible debt and/or warrants associated with such investments will be deemed to be investments for which market quotations are readily available and priced accordingly.

     o Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) will be valued by discounting the closing price or the closing bid and asked prices, as the case may be, for the last trading day on, or prior to, the date of valuation to reflect the illiquidity caused by such restrictions, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions

     o The fair value of investments for which no read market exists will be determined on the basis of appraisal procedures establishe in good faith by the Investment Adviser. Appraisal valuations will be based upon such factors as the company's earnings and net worth, the market prices for similar securities of comparable companies and an assessment of the company's future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective

     At December 31, 2001 and 2000, all the Fund's investments, totaling $49,762,340 (65% of total assets) and $45,367,138 (69% of total assets), respectively, have been valued by the Investment Adviser in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated value may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

     As of  December  31,  2001,  and  2000,  the  net  unrealized  appreciation associated with investments held by the Fund was $14,746,533, and $5,381,352 respectively. For 2001, the Fund had gross unrealized gains of $23,730,567 and gross unrealized losses of ($8,984,034). For 2000, the Fund had gross unrealized gains of $13,902,385 and gross unrealized losses of ($8,521,033).

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        December 31, 2001, 2000, and 1999

(5)  Restricted Securities

     As indicated on the statement of investments as of December 31, 2001 and 2000, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (note 4).


(6)  Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are collateralized by $24, 986,558 in Federal securities and $2,102,936 in equity securities held by the broker and are included in cash and cash equivalents and investments on the statement of assets and liabilities as of December 31, 2001, respectively.

(7)  Purchase of Additional Shares

     In accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund, purchasing 218,676 Fund shares issued directly by the Fund in 2000. The Fund issued no shares in 2001 or 1999 under the dividend reinvestment plan.

(8)  Distributions to Shareholders

     During the year ended December 31, 2001, the tax character of distributions paid by the Fund were as follows:

          Distributions from long-term capital gain: $2,355,274

Additionally, at year end, there were no significant differences between book and tax basis components of net assets.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

                        December 31, 2001, 2000, and 1999
(9)  Financial Highlights

     Selected per share data and ratios for each share of common stock outstanding throughout the year ended December 31, 2001, are as follows:

     Net asset value, beginning of year                      $   10.86
     Net investment income                                     (   .43)
     Net realized and unrealized gain on investments              2.61
                                                             ---------
         Total return from investment operations                 13.04

     Distributions:
     From undistributed net capital gains.                    (    .54)
                                                             ---------
     Net asset value, end of year                            $   12.50
                                                             =========

     Per share market value, end of year                     $   10.31
                                                             =========

     Portfolio turnover rate                                     6.72%
                                                             =========
     Annual return (a)                                          14.56%

     Ratio to average net assets (b):
     Net investment loss                                      (  3.69%)
     Expenses, excluding incentive fees                          3.10%
     Expenses, including incentive fees                          4.91%

     (a) Annual return was calculated by comparing the common stock price on the first day of the year to the common stock price on the last day of the year, in accordance with AICPA guidelines.

     (b)  Average net assets have been computed based on quarterly valuations.