Form 10-Q
period 2002-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2002-05-15
CIK 919567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____ 4,361,618 shares of common stock were outstanding at April 19, 2002.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Assets and Liabilities
                                   (Unaudited)

    Assets                                       December 31,2001  March 31,2002

Cash and cash equivalents                         $27,125,926       $24,917,818
Investments at fair value, cost of $35,015,807
   and $32,093,757 December 31,2001 and
   March 31, 2002, respectively                    49,762,340        51,631,322
Interest receivable                                   114,539            70,276
Prepaid expenses                                       13,863             7,465
                                                  -----------       -----------
                                                  $77,016,668       $76,626,881
                                                  ===========       ===========

      Liabilities and Net Assets

Liabilities:
   Securities sold under agreements to repurchase  22,197,146        20,698,688
   Accounts payable                                    13,472            33,576
   Accounts payable - affiliate                       268,542           257,711
   Dividends payable                                        -                 -
                                                   ----------        ----------
                                                   22,479,160        20,989,975
                                                   ----------        ----------
Net assets:
Common stock, $1 par value; authorized
   20,000,000 shares; 4,561,618 issued;
   4,361,618 shares outstanding                     4,561,618         4,561,618
Additional paid-in-capital                         37,125,714        37,125,714
Treasury stock at cost, 200,000 shares at
   December 31, 2001, and at March 31, 2002        (1,665,220)       (1,665,220)
Distributions in excess of net investment income     (231,137)         (547,542)
Accumulated net realized loss on securities
  transactions                                              -        (3,375,228)
Net unrealized appreciation of investments         14,746,533        19,537,564
                                                   ----------        ----------
  Net assets, equivalent to $12.50 and $12.76
    per share at December 31, 2001
    March 31, 2002, respectively                   54,537,508        55,636,906
Commitments and contingencies                               -                 -
                                                   ----------        ----------
                                                  $77,016,668       $76,626,881
                                                  ===========        ===========

See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                                         March 31, 2002
                               -------------------------------------------------
                               Interest  Due                       Fair   % of
                                 Rate    Date        Cost         Value    Net
                                                                          Assets
Eligible Portfolio Investments -
     Convertible Debentures and
     Promissory notes (1)

Active Link Communications, Inc. -
  Convertible bridge note (2)   12.00%  05/02    $    98,027  $    98,027  0.18%
  Convertible note (2)           8.00% 09/30/02  $   125,000  $   125,000  0.22%
  Convertible note (2)           8.00% 09/30/02  $   250,000  $   250,000  0.45%

Dexterity Surgical, Inc. -
   Convertible debenture (2)     9.00% 12/19/04  $ 1,316,282  $   816,282  1.47%

EDT Learning, Inc. -
   Convertible redeemable note  12.00% 03/29/12  $   500,000  $   500,000  0.90%

eOriginal, Inc. -
   Senior Secured Notes (4)     12.00% 06/30/02  $   575,000  $   575,000  1.03%

Integrated Security Systems, Inc. -
   Promissory notes (5)          8.00% 01/25 -
                                       05/14/02  $   250,000  $   250,000  0.45%

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                                         March 31, 2002
                               -------------------------------------------------
                               Interest  Due                       Fair   % of
                                 Rate    Date        Cost         Value    Net
                                                                          Assets
Laserscope -
   Convertible debenture (2)     8.00% 02/11/07  $ 1,500,000  $ 4,992,160  8.97%

Northwestern Steel & Wire Corporation -
   Debt (3)(5)                    N/A    N/A     $   127,500  $   127,500  0.23%
                                                 -----------  -----------  -----
                                                 $ 4,741,809  $ 7,733,969 13.90%
                                                 -----------  ----------- ------


(1)  Valued at fair value as determined by the Investment Advisor (note 5).
(2)  Restricted securities under Rule 144 (note 6).
(3)  Company is liquidating in bankruptcy.
(4)  Securities in a privately owned company.
(5) Securities have no provision that allows conversion into a security for which there is a public market.
(6) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                                         March 31, 2002
                               -------------------------------------------------
                               Interest  Due                       Fair   % of
                                 Rate    Date        Cost         Value    Net
                                                                          Assets
Other Portfolio Investments -
     Convertible Debentures and
     Promissory notes (1)

CareerEngine Network, Inc. -
  Convertible debenture (2)     12.00% 03/31/10  $   250,000  $   250,000  0.45%

Play by Play Toys & Novelties -
   Convertible debenture (3)     8.00% 12/31/00  $ 2,425,747  $   500,000  0.90%
                                                 -----------  -----------  -----
                                                 $ 2,675,747  $   750,000  1.35%
                                                 ----------   -----------  -----


(1)  Valued at fair value as determined by the Investment Advisor (note 5).
(2)  Restricted securities under Rule 144 (note 6).
(3)  Company is liquidating in bankruptcy.
(4)  Securities in a privately owned company.
(5) Securities have no provision that allows conversion into a security for which there is a public market.
(6) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                    March 31, 2002
                                   ---------------------------------------------
                                                                Fair      % of
                                     Shares       Cost         Value       Net
                                                                          Assets
Eligible Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                       400,000  $  500,000    $ 4,019,400    7.22%

CaminoSoft Corporation -
   Common stock                    1,750,000  $ 4,000,000   $ 2,252,250    4.05%
   Common stock (2)                  708,333  $   875,000   $   815,583    1.47%

Dexterity Surgical, Inc. -
   Preferred stock - A (2)               500  $   500,000   $         0    0.00%
   Preferred stock - B (2)               500  $   500,000   $         0    0.00%
   Common stock (2)                  260,000  $   635,000   $         0    0.00%

eOriginal, Inc. -
   Series A preferred stock (4)        6,000  $ 1,500,000   $ 4,794,000    8.62%
   Series B-1 preferred stock (4)      1,785  $   392,700   $ 1,426,215    2.56%
   Series B-3 preferred stock (4)        447  $   107,280   $   357,153    0.64%
   Series C-1 preferred stock (4)      2,353  $ 2,000,050   $ 2,000,050    3.59%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                    March 31, 2002
                                   ---------------------------------------------
                                                                Fair      % of
                                     Shares       Cost         Value       Net
                                                                          Assets

Fortune Natural Resources, Inc. -
   Common stock                    1,322,394  $   545,500   $   615,310    1.11%
    Preferred stock (5)              120,000  $   120,000   $   120,000    0.22%

Integrated Security Systems, Inc. -
   Common stock                      393,259  $   215,899   $   175,197    0.31%
   Common stock - PIK (2)             44,653  $    12,763   $    18,888    0.03%
   Series D preferred stock (2)      187,500  $   150,000   $   101,250    0.18%
   Series F preferred stock (2)    2,714,945  $   542,989   $ 1,148,421    2.06%
   Series G preferred stock (2)   18,334,755  $ 3,666,951   $ 7,705,602   13.85%

JAKKS Pacific, Inc. -
   Common stock                       87,347  $   521,172   $ 1,971,596    3.54%

Poore Brothers, Inc. -
   Common stock (2)                1,931,357  $ 1,963,170   $ 4,397,915    7.90%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                    March 31, 2002
                                   ---------------------------------------------
                                                                Fair      % of
                                     Shares       Cost         Value       Net
                                                                          Assets

Simtek Corporation -
   Common stock (2)                1,000,000  $   195,000   $   357,200    0.64%

ThermoView Industries, Inc. -
   Common stock (2)                   31,851  $   415,384   $    32,794    0.06%

Verso Technologies, Inc. -
   Common stock (2)                  179,375  $   512,500   $   204,021    0.37%

Miscellaneous securities                      $     5,915   $   917,961    1.65%
                                              -----------   -----------    -----
                                              $19,877,273   $33,430,806   60.45%
                                              -----------   -----------   ------



(1)  Valued at fair value as determined by the Investment Advisor (note 5).

(2)  Restricted securities under Rule 144 (note 6).

(3)  Company is liquidating in bankruptcy.

(4)  Securities in a privately owned company.

(5) Securities have no provision that allows conversion into a security for which there is a public market.

(6) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                    March 31, 2002
                                   ---------------------------------------------
                                                                Fair      % of
                                     Shares       Cost         Value       Net
                                                                          Assets
Other Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
   Common stock                      524,979  $ 1,470,478   $ 5,275,251    9.48%

DaisyTek International Corporation -
   Common stock                       10,000  $   136,918   $   157,509    0.28%

Dave & Buster's, Inc. -
   Common stock                      100,000  $   653,259   $ 1,026,630    1.85%

The Dwyer Group, Inc. -
   Common stock                      675,000  $ 1,966,632   $ 2,639,587    4.74%

EDT Learning, Inc. -
   Common stock                       31,600  $    16,590   $    31,597    0.06%

I-Flow Corporation -
   Common stock                       17,500  $    57,719   $    52,668    0.09%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                    March 31, 2002
                                   ---------------------------------------------
                                                                Fair      % of
                                     Shares       Cost         Value       Net
                                                                          Assets

Precis, Inc.
   Common stock                       46,200  $   497,333   $   533,305    0.96%
                                              -----------   -----------    -----
                                              $ 4,798,929   $ 9,716,547   17.46%
                                              -----------   -----------   ------
                                              $32,093,758   $51,631,322   92.80%
                                              ===========   ===========   ======
Allocation of Investments -
     Restricted Shares, Unrestricted Shares,
     and Other Securities

Restricted Securities Under Rule 144          $13,508,066   $21,313,143   38.31%
Unrestricted Securities                       $13,507,247   $19,750,300   35.50%
Other Securities (6)                          $5,078,445    $10,567,879   18.99%


(1)  Valued at fair value as determined by the Investment Advisor (note 5).

(2)  Restricted securities under Rule 144 (note 6).

(3)  Company is liquidating in bankruptcy.

(4)  Securities in a privately owned company.

(5) Securities have no provision that allows conversion into a security for which there is a public market.

(6) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                               December 31, 2001
                               -------------------------------------------------
                               Interest  Due                       Fair   % of
                                 Rate    Date        Cost         Value    Net
                                                                          Assets

Eligible Portfolio Investments -
     Convertible Debentures and
     Promissory notes (1)

Active Link Communications, Inc. -
  Convertible bridge note (2)   12.00% 05/02     $   116,667  $   150,792  0.28%
  Convertible note (2)           8.00% 09/30/02  $   125,000  $   161,563  0.30%
  Convertible note (2)           8.00% 09/30/02  $   250,000  $   288,125  0.53%

Dexterity Surgical, Inc. -
  Convertible debenture (2)      9.00% 12/19/04  $ 1,329,577  $ 1,329,577  2.44%

Display Technologies, Inc. -
  Convertible debenture (2)      8.75% 03/02/05  $ 1,750,000  $         0  0.00%

eOriginal, Inc. -
  Promissory note (4)           12.00% 06/30/02  $   500,000  $   500,000  0.92%

Integrated Security Systems, Inc. -
  Promissory notes (5)           8.00% 01/25-
                                       05/14/02  $   200,000  $   200,000  0.37%

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                               December 31, 2001
                               -------------------------------------------------
                               Interest  Due                       Fair   % of
                                 Rate    Date        Cost         Value    Net
                                                                          Assets

Laserscope -
  Convertible debenture (2)      8.00% 02/11/07  $ 1,500,000  $ 2,770,000  5.08%

Northwestern Steel & Wire Corp. -
  Debt (3)(5)                     N/A    N/A     $   127,500  $   127,500  0.23%
                                                 -----------  ----------- ------
                                                 $ 5,898,744  $ 5,527,557 10.14%
                                                 -----------  ----------- ------

(1)  Valued at fair value as determined by the Investment Advisor (note 5).
(2)  Restricted securities under Rule 144 (note 6).
(3)  Company is liquidating in bankruptcy.
(4)  Securities in a privately owned company.
(5) Securities have no provision that allows conversion into a security for which there is a public market.
(6) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                               December 31, 2001
                               -------------------------------------------------
                               Interest  Due                       Fair   % of
                                 Rate    Date        Cost         Value    Net
                                                                          Assets
Other Portfolio Investments -
     Convertible Debentures and
     Promissory Notes (1)

CareerEngine Network, Inc. -
  Convertible debenture (2)     12.00% 03/31/10  $   250,000  $   250,000  0.46%

Play by Play Toys & Novelties -
  Convertible debenture (3)     10.50% 12/31/00  $ 2,425,748  $   500,000  0.92%

RailAmerica, Inc. -
  Convertible debenture          6.00% 07/31/04  $   500,000  $   715,770  1.31%
                                                 -----------  ----------- ------
                                                 $ 3,175,748  $ 1,465,770  2.69%


(1)  Valued at fair value as determined by the Investment Advisor (note 5).

(2)  Restricted securities under Rule 144 (note 6).

(3)  Company is liquidating in bankruptcy.

(4)  Securities in a privately owned company.

(5) Securities have no provision that allows conversion into a security for which there is a public market.

(6) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                 December 31, 2001
                                   ---------------------------------------------
                                                                Fair      % of
                                     Shares       Cost         Value       Net
                                                                          Assets
Eligible Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)
Bentley Pharmaceuticals, Inc. -
  Common stock                       400,000   $   500,000   $ 4,035,240   7.40%

CaminoSoft Corp. -
  Common stock                     1,750,000   $ 4,000,000   $ 2,858,625   5.24%
  Common stock (2)                   708,333   $   875,000   $ 1,048,625   1.92%

Dexterity Surgical, Inc. -
  Preferred stock - A (2)                500   $   500,000   $     5,769   0.01%
  Preferred stock - B (2)                500   $   500,000   $     5,769   0.01%
  Common stock (2)                   260,000   $   635,000   $         0   0.00%

Display Technologies, Inc. -
  Common stock (2)                   127,604   $   500,000   $         0   0.00%

eOriginal, Inc. -
  Series A, preferred stock (4)        6,000   $ 1,500,000   $ 4,794,000   8.79%
  Series B-1, preferred stock (4)      1,785   $   392,700   $ 1,426,215   2.62%
  Series B-3, preferred stock (4)        447   $   107,280   $   357,153   0.65%
  Series C-1, preferred stock (4)      2,353   $ 2,000,050   $ 2,000,050   3.67%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                 December 31, 2001
                                   ---------------------------------------------
                                                                Fair      % of
                                     Shares       Cost         Value       Net
                                                                          Assets


Fortune Natural Resources Corp. -
  Common stock                     1,322,394   $   545,500   $   209,467   0.38%

Integrated Security Systems, Inc. -
  Common stock                       393,259   $   215,899   $   159,624   0.29%
  Common stock - PIK (2)              13,463   $     3,366   $     5,189   0.01%
  Series D, preferred stock (2)      187,500   $   150,000   $    92,250   0.17%
  Series F, preferred stock (2)    2,714,945   $   542,989   $ 1,046,339   1.92%
  Series G, preferred stock (2)   18,334,755   $ 3,666,951   $ 7,016,215  12.86%

JAKKS Pacific, Inc. -
  Common stock                        87,347   $   521,172   $ 1,638,674   3.00%

Poore Brothers, Inc. -
  Common stock (2)                 1,931,357   $ 1,963,170   $ 4,488,689   8.23%

Simtek Corp. -
  Common stock (2)                 1,000,000   $   195,000   $   394,800   0.72%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                 December 31, 2001
                                   ---------------------------------------------
                                                                Fair      % of
                                     Shares       Cost         Value       Net
                                                                          Assets

ThermoView Industries, Inc. -
  Common stock (2)                    31,851   $   415,384   $    27,433   0.05%

Verso Technologies, Inc. -
  Common stock (2)                   179,375   $   512,500   $   219,196   0.40%

Miscellaneous Securities                       $     5,915   $ 1,040,722   1.91%
                                               -----------   -----------  ------
                                               $20,247,876   $32,870,044  60.27%
                                               -----------   -----------  ------

(1)  Valued at fair value as determined by the Investment Advisor (note 5).
(2)  Restricted securities under Rule 144 (note 6).
(3)  Company is liquidating in bankruptcy.
(4)  Securities in a privately owned company.
(5) Securities have no provision that allows conversion into a security for which there is a public market.
(6) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                 December 31, 2001
                                   ---------------------------------------------
                                                                Fair      % of
                                     Shares       Cost         Value       Net
                                                                          Assets
Other Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                       524,979   $ 1,470,478   $ 5,296,037   9.71%

Dave & Busters, Inc. -
  Common stock                       100,000   $   653,259   $   621,720   1.14%

Display Technologies, Inc. -
  Common stock (2)                    13,880   $   549,741   $         0   0.00%
  Preferred stock (2)                  5,000   $   500,000   $         0   0.00%

Dwyer Group, Inc.
  Common stock                       675,000   $ 1,966,631   $ 3,307,838   6.07%

EDT Learning, Inc. -
  Common stock                        31,600   $    16,590   $    45,988   0.08%

Precis, Inc. -
  Common stock                         6,200   $    36,740   $    74,884   0.14%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                 December 31, 2001
                                   ---------------------------------------------
                                                                Fair      % of
                                     Shares       Cost         Value       Net
                                                                          Assets
RailAmerica, Inc. -
  Common stock                        40,000   $   500,000   $   493,696   0.91%

Miscellaneous Securities                       $         0   $    58,806   0.11%
                                               -----------   -----------  ------
                                               $ 5,693,439   $ 9,898,969  18.15%
                                               -----------   -----------  ------
                                               $35,015,807   $49,762,340  91.24%
                                               ===========   ===========  ======

Allocation of Investments -
     Restricted Shares, Unrestricted Shares,
     and Other Securities

Restricted Securities Under Rule 144           $16,830,345   $19,300,331  35.39%
Unrestricted Securities                        $13,352,017   $19,957,563  36.59%
Other Securities (6)                           $ 4,833,445   $10,504,446  19.26%

(1)  Valued at fair value as determined by the Investment Advisor (note 5).
(2)  Restricted securities under Rule 144 (note 6).
(3)  Company is liquidating in bankruptcy.
(4)  Securities in a privately owned company.
(5) Securities have no provision that allows conversion into a security for which there is a public market.
(6) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended March 31


                                                      2001                2002
                                                      ----                ----
Income:
   Interest                                       $   294,736       $    92,675
   Dividend Income                                     23,329            18,510
   Commitment and other fees                            6,420                 -
                                                  -----------       -----------
                                                      324,485           111,185
                                                  -----------       -----------

Expenses:
   General and administrative                          63,936            87,323
   Incentive fee                                            -                 -
   Interest expense                                         -            29,656
   Legal and professional fees                         41,037            66,131
   Management fees                                    209,806           244,481
                                                  -----------       -----------
                                                      314,779           427,591
                                                  ------------      -----------

         Net investment income (loss)                   9,706          (316,406)

Realized and unrealized gain (loss) on investments:
   Net unrealized appreciation
      on investments                                2,857,732         4,791,032
   Net realized loss on investments                (2,467,658)       (3,375,228)
                                                   -----------       -----------

         Net gain on investments                      390,074         1,415,804
                                                   -----------       -----------

         Net income                               $   399,780        $1,099,398
                                                  ===========        ==========

Net income per share                              $      0.09        $     0.25
                                                  ===========        ==========






See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statement of Changes in Net Assets
                                   (Unaudited)

                                                     Three Months Ended March 31

                                                        2001             2002
                                                        ----             ----

From operations:
   Net investment income                            $    9,706    $    (316,406)
   Net realized gain (loss) on investments          (2,467,658)      (3,375,228)
   Increase (decrease) in unrealized appreciation
     on investments                                  2,857,732        4,791,032
                                                    -----------      -----------
         Net increase in net assets resulting from
            operations                                 399,780        1,099,398
                                                    -----------      -----------

From distributions to stockholders:
   Common dividends from net investment income               -                -
   Common dividends from realized gains                      -                -
   Common dividends from other sources                       -                -
                                                    -----------     ------------
         Net decrease in net assets resulting from
            distributions                                    -                -
                                                    -----------     ------------

From capital transactions:
   Shares issued                                             -                -
   Purchase of treasury stock                                -                -
                                                    -----------     ------------
      Net increase (decrease) in net assets resulting
         from capital contributions                          -                -
                                                    -----------     ------------

         Total increase in net assets                  399,780        1,099,398

Net assets:
   Beginning of period                              47,346,067       54,537,508
                                                   ------------      -----------
   End of period                                   $47,745,847      $55,636,906
                                                   ============     ============









See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                                                     Three Months ended March 31
                                                        2001            2002
                                                        ----            ----
Cash flows from operating activities:
   Net income                                       $   399,780     $ 1,099,398
   Adjustments to reconcile net income to
      net cash provided by (used in) operation
      activities:
         Net unrealized (appreciation)
            depreciation on investments              (2,857,732)     (4,791,032)
         Net realized (gain) loss on investments      2,467,658       3,375,228
         (Increase) decrease in interest receivable    (173,331)         34,867
         (Increase) decrease in other assets              6,398           6,398
         Increase (decrease) in accounts payable         (4,675)         20,104
         Increase (decrease) in accounts payable -
               affiliate                                 15,147         (10,831)
         Increase (decrease) in other liabilities    (1,006,166)     (1,498,458)
                                                     -----------     -----------
            Net cash provided by (used in) operating
              activities                             (1,152,921)     (1,764,325)
                                                     -----------     -----------

Cash flows from investing activities:
         Purchase of investments                       (125,000)     (1,400,230)
         Proceeds from sale of investments              538,796         924,512
         Repayment of debentures and notes               59,106          31,935
                                                     -----------     -----------
            Net cash provided by (used in)
                investing activities                    472,902        (443,783)
                                                     -----------     -----------

Cash flows from financing activities:
   Net proceeds from issuance of shares                       -               -
   Purchase of treasury shares                                -               -
   Cash dividends                                             -               -
                                                     -----------     -----------

         Net cash used in financing activities                -               -
                                                     -----------     -----------

Net increase (decrease) in cash and cash equivalents    (680,019)    (2,208,108)
Cash and cash equivalents at beginning of the period  19,697,211     27,125,926
                                                      -----------    -----------
Cash and cash equivalents at end of the period       $19,017,192    $24,917,818
                                                     ===========    ===========

Cash paid during the year for interest               $         0    $    29,656
Cash paid during the year for income/excise taxes    $         0    $         0

Noncash investing activities:
   During the quarter ended March 31, 2002, the Fund received common stock in settlement of amounts due for interest and dividends totaling $9,397.

See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2002

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

(2)  Summary of Significant Accounting Policies

     (a)  Valuation of Investments

          Portfolio investments are stated at quoted market or fair value as determined by the Investment Advisor (note 5). The securities held by the Fund are primarily unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

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

     (d)  Federal Income Taxes

          The Fund has elected the special income tax treatment available to "regulated investment companies" under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2002

          it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include but are not limited to certain qualifying income tests, asset diversification tests, and distribution of substantially all of the Fund's taxable investment income to its shareholders. It is the intent of management to distribute all of its taxable investment income and long-term capital gains within the defined period under the IRC to qualify as a regulated investment company. Therefore, no federal income tax provision is included in the accompanying financial statements.

     (e)  Net Income per Share

          Net income per share is based on the weighted average of shares outstanding of 4,361,618 during the period.

     (f)  Use of Estimates

          The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as to the valuation of investments that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

(3)  Management and Organization Fees

     The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the Agreement), the Investment Adviser performs certain services, including certain management, investment advisory, and administrative services necessary for the operation of the Fund. In addition, under the Agreement the Investment Adviser is reimbursed by the Fund for certain administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the Prospectus, and the original offering document are as follows:

     o The Investment Adviser receives a fee equal to 0.4375% (1.75% annually) of the Net Assets each quarter. The Fund incurred $244,481 for such management fees for the quarter ended March 31, 2002. Amounts payable for such fees at March 31, 2002, were $244,481.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2002

     o The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $13,244 for the quarter ended March 31, 2002, and are included in general and administrative expenses in the accompanying statements of operations.

     o The Investment Adviser is to receive an incentive fee in an amount equal to 20% of any of the Fund's realized capital gains computed net of all realized capital losses and cumulative unrealized depreciation of the Fund, which fee is to be accrued and paid on a quarterly basis. The Fund did not incur any incentive fees for the quarter ended March 31, 2002.

(4)  Eligible Portfolio Companies and Investments

     (a) Eligible Portfolio Companies. The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the fund's assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets in eligible portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold.

     (b) Investments. Investments are carried in the statements of assets and liabilities as of December 31, 2001, and March 31, 2002, at fair value, as determined in good faith by the Investment Adviser. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2002

(5)  Valuation of Investments

     On a quarterly basis, Renaissance Group prepares a valuation of the assets of the Fund subject to the approval of the Board of Directors. The valuation principles are as follows:

     o Generally, the guiding principle for valuation is application of objective standards. The objective standards for determining market prices and applying valuation methodologies will govern in all situations except where a debt issuer is in default.

     o Generally, the fair value of debt securities and preferred securities convertible into common stock is the sum of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield, and the financial condition of the issuer. The fair value of preferred securities without regard to conversion features is determined on the basis of the terms of the preferred security, its dividend, and its liquidation and redemption rights and absent special circumstances will typically be equal to the lower of cost or 120% of the value of the underlying common stock. The fair value of the conversion features of a security, if any, are based on fair values as of the relevant date less an allowance, as appropriate, for costs of registration, if any, and selling expenses.

     o Portfolio investments for which market quotations are readily available and which are freely transferable are valued as follows: (i) securities traded on a securities exchange or the Nasdaq or in the over-the-counter market are valued at the closing price on, or the last trading day prior to, the date of valuation, and (ii) securities traded in the over-the-counter market that do not have a closing price on, or the last trading day prior to, the date of valuation are valued at the average of the closing bid and ask price for the last trading day on, or prior to, the date of valuation. Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) are valued by discounting the closing price or the closing bid and ask prices, as the case may be, for the last trading day on, or prior to, the date of valuation to reflect the liquidity caused by such restriction, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions.

     o Because there is no independent and objective pricing authority (i.e. a public market) for investments in privately held entities, the latest sale of equity securities will govern the value of the

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2002

          enterprise. This valuation method will cause the Fund's initial investment in the private entity to be valued at cost. Thereafter, new issuances of equity or equity-linked securities by a portfolio company will be used to determine enterprise value as they will provide the most objective and independent basis for determining the worth of the issuer.

     o Where a portfolio company is in default on a debt instrument held by the Fund, and no market exists for that instrument, then the fair value for the investment is determined on the basis of appraisal procedures established in good faith by the Investment Adviser. This type of fair value determination is based upon numerous factors such as the portfolio company's earnings and net worth, market prices for comparative investments (similar securities in the market place), the terms of the Fund's investment, and a detailed assessment of the portfolio company's future financial perspective. In the event of unsuccessful operations by a portfolio company, the appraisal may be based upon a net realizable value when that investment is liquidated.

          As of  December  31,  2001,  and March 31,  2002,  the net  unrealized
          appreciation   associated  with  investments  held  by  the  Fund  was
          $14,746,533, and $19,537,655 respectively.

(6)  Restricted Securities

     As indicated on the statement of investments as of March 31, 2002, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (note 5).

(7)  Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are collateralized by $22,990,230 in Federal securities and $2,404,637 in equity securities held by the broker and are included in cash and cash equivalents and investments on the statement of assets and liabilities as of March31, 2002.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2002

(8)  Financial Highlights

     Selected per share data and ratios for each share of common stock outstanding throughout the three months ended March 31, 2001 and 2002, are as follows:

                                                          2001          2002
     Net asset value, beginning of period                $10.86        $12.50
     Net investment income (loss)                        $ 0.00        $(0.07)
     Net realized and unrealized gain on investments     $ 0.09        $ 0.32
                                                         ------        ------
         Total return from investment operations         $10.95        $12.75
                                                         ------        ------
     Net asset value, end of period                      $10.95        $12.75
                                                         ======        ======

     Per share market value, end of period               $ 9.19        $10.80

     Portfolio turnover rate (quarterly)                   0.25%         1.78%
     Quarterly return (a)                                  2.80%         5.37%
     Ratio to average net assets (quarterly) (b):
     Net investment income (loss)                          0.00%        -0.55%
     Expenses, excluding incentive fees                    0.66%         0.78%
     Expenses, including incentive fees                    0.66%         0.78%


(a) Quarterly return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with AICPA guidelines.

(b)  Average net assets have been computed based on quarterly valuations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Portfolio Investments

     The following portfolio transactions are noted for the quarter ended March 31, 2002 (portfolio companies are herein referred to as the "Company"):

     Active Link  Communications,  Inc.  (OTC:ACVE)  On January  30,  2002,  the
          Company paid down the principal balance of the convertible bridge loan by $9,320 and additionally made a principal repayment of $9,320 on February 12, 2002. At March 31, 2002, the Company still owed $98,027 on the convertible bridge loan due in May 2002.

     DaisyTek International, Inc. (NASDAQ:DZTK) In the first quarter of 2002, the Fund purchased 10,000 shares of the Company's common shares in the open market for $136,918 or $13.69 per share. All stock is freely tradeable. This is a new investment for the Fund.

          DaisyTek is a leading wholesale distributor of computer and office supplies and professional tape products, in addition to providing marketing and demand generation services. The Company has significant international operations in Canada, Australia, Mexico, and South America, and additionally owns 50% of ISA International, a billion dollar office and computer supply distributor in the UK. ISA in turn owns 47% of Kingfield Heath, another major international distributor of computer and office supply products.

     Dexterity  Surgical,  Inc.  (OTC:DEXT)  In the first  quarter of 2002,  the
          Company made a principal payment of $13,296 on the Fund's 9% Convertible Debentures. The remaining balance on the debentures at March 31, 2002, was $1,316,282.

          Because of the Company's continuing operational and financial difficulties, the Fund has taken an additional reserve on the debentures of $500,000, leaving the Fund with a fair valuation at March 31 of $816,282. Additionally, the Fund has fully reserved all of its preferred and common stock positions.

     Display  Technologies,  Inc.  (OTC:DTEK) In the first quarter of 2002,  the
          Fund wrote off its entire investment in the Company, realizing a tax loss of $3,299,741.

     EDT Learning, Inc. (AMEX:EDT) In the first quarter of 2002, the Fund made a private placement into the Company by investing $500,000 to purchase 12% Convertible Redeemable Subordinated Notes together with warrants to purchase 500,000 shares of the Company's common stock. The Note bears interest at 12%, has a ten-year term, is unsecured, and is convertible into shares of the Company's common stock at a rate of $1.00 per share. As additional consideration for the investment, the Fund received warrants to purchase 500,000 shares of the Company's common stock on or before March 29, 2005, at a rate of $3.00 per share.

     eOriginal, Inc. (Private) In March 2002, the Fund made a follow-on investment by advancing $75,000 to purchase Senior Secured Promissory Notes of eOriginal. The notes bear interest at 12%, payable at maturity on June 30, 2002, and are secured by all intellectual property and software owned by the Company.

     Fortune Natural Resources Corp. (OTC:FPXA) In the first quarter of 2002, the Fund invested $120,000 to purchase Series B Preferred Stock of Fortune (the "Series B"). The Series B pays a 10% dividend, payable cumulatively over the six-month term of the instrument, and entitles the Fund to redemption on the earlier of (1) 180 days after the date of issuance of the Series B or (2) the funding of a private placement of the Company's Series A Convertible Participating Preferred Stock. In the event that redemption does not occur within six months upon issuance of the Series B, then the Fund is entitled to put its entire position in Fortune to the Company at cost plus any accrued and unpaid dividends on the Series B. At March 31, 2002, the Fund owned 1,322,394 shares of Fortune common having a cost basis of $545,500. As additional consideration for the Series B investment, the Fund is entitled to warrant coverage at varying strike prices and in varying amounts depending on the amount of time the Series B is outstanding. If the Series B is carried to its term, then the Fund will be entitled to 60% warrant coverage on its Series B investment.

     I-Flow Corporation (NASDAQ:IFLO) In the first quarter of 2002, the Fund purchased 17,500 shares of the Company's common stock in the open market for $57,718.50, or $3.30 per share. This is a new investment for the Fund.

          I-Flow Corporation designs, develops, manufactures, and markets ambulatory infusion systems. The Company's products administer antibiotics, analgesics, chemotherapeutic agents, hormones, nutrients, hydration therapies, and other medical treatments to patients. The
          Company's products are used primarily in the home, hospital, and physician office.

     Integrated Security Systems, Inc. (OTC:IZZI) In the first quarter of 2002, the Fund invested $50,000 to purchase a 120-day promissory note bearing interest at 8% and secured by all the assets of the Company and its subsidiaries. As additional consideration for the investment, the Fund received 250,000 warrants to purchase the Company's common stock at $0.20 per share.

          Also in the first quarter, the Fund received 31,190 of the Company's common stock as payment in kind for dividend and interest payments that were accrued and payable. The total basis of these shares is $9,397. In total, 10,634 shares were received as payment in kind of Series D preferred stock dividends owed and outstanding. These shares have a basis of $3,403, or $0.32 per share. The remaining 20,556 shares were received as payment in kind for interest obligations on debt instruments that were owed and outstanding. The basis for these shares is $5,994, or $0.29 per share.

     Precis, Inc. (NASDAQ:PCIS) In the first quarter of 2002, the Fund added to its ownership of common stock in this company. All shares were purchased on the open market and are freely tradeable. In total, the Fund purchased 40,000 shares of the Company's common stock for $460,593, a cost of $11.51 per share, bringing the Fund's total ownership to 46,200 shares having a basis of $594,190, or $11.07 per share.

     RailAmerica,  Inc.  (NYSE:RRA) In the first quarter of 2002,  the Fund sold
          its  entire   position  in  RailAmerica   and  realized   proceeds  of
          $924,512.78, a loss of $75,487.22.

Results of Operations for the Quarter Ended March 31, 2002

     For the quarter ended March 31, 2002, the Fund had net investment loss of ($316,406) compared to net investment income of $9,706 for the first quarter of 2001. This change was due in large part to a reduction in investment income from $324,485 for the first quarter of 2001 to $111,185 for the comparable period of 2002, a decrease of 65.73%. This reduction in investment income is primarily the result of lower interest and dividend income due to the fund's more concentrated position in common stock and other non-interest bearing instruments, coupled with the lack of new investment activity in yield-bearing instruments and the failure of some portfolio companies to make required interest payments. In addition, general and administrative expenses increased for the first quarter of 2002 to $87,323 from $63,936, an increase of 36.58%. Interest expense for the quarter ended March 31, 2002, was $29, 656, compared to zero in the comparable period of 2001. Legal and professional fees increased 61.15% from $41,037 in 2001 to $66,131 for the first quarter of 2002. Finally, management fee expense increased from $209,806 for the first quarter of 2001 to $244,481 for the comparable period in 2002, an increase of 16.53%, due to higher market values for portfolio investments.

Liquidity and Capital Resources

     For the three months ended March 30, 2002, net assets increased $1,099,398 representing an increase of 2.02% over the period, entirely resulting from operations. This increase is due primarily to the Fund's unrealized gains on investments in the amount of $4,791,032, offset by the net investment loss of ($316,406) as discussed previously and a net realized loss on investments in the amount of $3,375,228. This realized loss is a combination of the ($75,487) loss on the disposition of the Fund's entire position in RailAmerica, Inc., and the loss realized on the Fund's entire investment in Display Technologies, Inc., in the amount of( $3,299,741).

     At the end of the first quarter of 2002, the Fund had net cash and cash equivalents of $4,219,131 versus net cash and cash equivalents of $4,928,780 at December 31, 2001. The Fund's interest receivable decreased from $114,539 at December 31, 2001, to $70,276 at March 31, 2002, a
     decrease of 38.64%.

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

     (a)  Exhibits

          (1)  Amendment #1 to Dividend Reinvestment Plan

     (b)  Reports on Form 8-K

          None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



May 15, 2002               _____/S/ Russell Cleveland___________________________
                           Russell Cleveland, President and CEO
                          (Principal Executive Officer)




May 15, 2002               _____/S/ Barbe Butschek______________________________
                           Barbe Butschek, Chief Financial Officer
                          (Principal Financial Officer)

                                                                       EXHIBIT 1

                   AMENDMENT #1 TO DIVIDEND REINVESTMENT PLAN

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                           DIVIDEND REINVESTMENT PLAN
              NOTICE OF CHANGE OF PLAN AGENT AND AMENDMENTS TO PLAN

To the Beneficial Shareholder:

     Effective August 15, 2001, the Plan Agent for the Dividend Reinvestment Plan of Renaissance Growth & Income Fund III, Inc., is American Stock Transfer & Trust Company.

     Further, the references to forty-five (45) days in Sections 3 and 4 shall be changed to thirty (30) days with respect to the period for open-market purchases of shares through the reinvestment of dividends, and the parenthetical reference in the third sentence of Section 3 is eliminated.

Dated:  July 2, 2001