Form 10-Q
period 2002-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2002-08-12
CIK 919567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-20671

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
            _________________________________________________________
             (Exact name of registrant as specified in its charter)

             Texas                                         75-2533518
            _________________________________________________________
            (State or other jurisdiction of (I.R.S. Employer I.D. No.) incorporation or organization)

            8080 North Central Expressway,
            Dallas, Texas                                  75206-1857
            _________________________________________________________
            (Address of principal executive offices)       (Zip Code)

                                  214-891-8294
            _________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __x__ No _____

      4,361,618 shares of common stock were outstanding at August 9, 2002.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Assets and Liabilities

     Assets                             December 31,2001            June 30,2002

Cash and cash equivalents                 $27,125,926               $21,162,268
Investments at fair value, cost
   of $35,015,807 and $31,042,363
   December 31,2001 and June 30,
   2002, respectively                      49,762,340                48,594,406
Interest receivable                           114,539                   112,974
Prepaid expenses                               13,863                       995
                                          ------------             -------------
                                          $77,016,668               $69,870,643
                                          ============             =============

      Liabilities and Net Assets

Liabilities:
   Securities sold under
   agreements to repurchase                22,197,146                16,366,698
   Accounts payable                            13,472                   15,338
   Accounts payable - affiliate               268,542                   275,250
   Dividends payable                                -                         -
                                          -----------               ------------
                                           22,479,160                16,657,286
                                          -----------               ------------
Net assets:
Common stock, $1 par value; authorized
   20,000,000 shares; 4,561,618 issued;
   4,361,618 shares outstanding             4,561,618                 4,561,618
Additional paid-in-capital                 37,125,714                37,125,714
Treasury stock at cost, 200,000 shares
   at December 31, 2001, and at
   June 30, 2002                           (1,665,220)               (1,665,220)
Distributions in excess of net
   investment income                         (231,137)                 (936,405)
Accumulated net realized loss on
   securities transactions                          -                (3,424,393)
Net unrealized appreciation of
   investments                             14,746,533                17,552,043
                                          -----------               ------------
   Net assets, equivalent to
      $12.50 and $12.20
      per share at December 31, 2001
      June 30, 2002, respectively          54,537,508                53,213,357

Commitments and contingencies                       -                         -
                                          -----------               ------------
                                          $77,016,668               $69,870,643
                                          ===========               ============
See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                                June 30, 2002
                              --------------------------------------------------
                              Interest     Due                   Fair       % of
                                Rate      Date     Cost         Value        Net
                                                                          Assets
Eligible Portfolio Investments -
     Convertible Debentures and Promissory notes (1)

Active Link Communications, Inc. -
  Convertible bridge note (2)  12.00%  05/02    $    63,632   $    63,632  0.12%
  Convertible note (2)          8.00% 09/30/02  $   125,000   $   125,000  0.23%
  Convertible note (2)          8.00% 09/30/02  $   250,000   $   250,000  0.47%

Dexterity Surgical, Inc. -
   Convertible debenture (2)    9.00% 12/19/04  $ 1,316,282   $   816,282  1.53%

EDT Learning, Inc. -
   Convertible redeemable
      note (2)                 12.00% 03/29/12  $   500,000   $   500,000  0.94%

eOriginal, Inc. -
   Senior Secured Notes (4)    12.00% 06/30/02  $   676,183   $   676,183  1.27%

Integrated Security Systems, Inc. -
   Promissory notes (5)         8.00% 01/25 -
                                      05/14/02  $   250,000   $   250,000  0.47%

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                                June 30, 2002
                              --------------------------------------------------
                              Interest     Due                   Fair       % of
                                Rate      Date     Cost         Value        Net
                                                                          Assets
Eligible Portfolio Investments -
     Convertible Debentures and Promissory notes (1)

Laserscope -
   Convertible debenture (2)    8.00% 02/11/07  $ 1,500,000   $ 4,518,400  8.49%

Simtek Corporation -
   Convertible debenture (2)    7.50% 06/28/09  $ 1,000,000   $ 1,000,000  1.88%
                                                -----------   ----------- ------
                                                $ 5,681,097   $ 8,199,497 15.41%


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

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                                June 30, 2002
                              --------------------------------------------------
                              Interest     Due                   Fair       % of
                                Rate      Date     Cost         Value        Net
                                                                          Assets

Other Portfolio Investments -
     Convertible Debentures and
     Promissory notes (1)

CareerEngine Network, Inc. -
  Convertible debenture (2)    12.00% 03/31/10  $   250,000   $   250,000  0.47%
                                                -----------   ----------- ------
                                                $   250,000   $   250,000  0.47%


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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                   June 30, 2002
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets
Eligible Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                      400,000   $   500,000  $ 4,579,681     8.61%

CaminoSoft Corporation -
   Common stock                   1,750,000   $ 4,000,000  $   952,875     1.79%
   Common stock (2)                 708,333   $   875,000  $   316,208     0.59%

Dexterity Surgical, Inc. -
   Preferred stock - A (2)              500   $   500,000  $         0     0.00%
   Preferred stock - B (2)              500   $   500,000  $         0     0.00%
   Common stock (2)                 260,000   $   635,000  $         0     0.00%

eOriginal, Inc. -
   Series A preferred stock (4)       6,000   $ 1,500,000  $ 4,794,000     9.01%
   Series B-1 preferred stock (4)     1,785   $   392,700  $ 1,426,215     2.68%
   Series B-3 preferred stock (4)       447   $   107,280  $   357,153     0.67%
   Series C-1 preferred stock (4)     2,353   $ 2,000,050  $ 2,000,050     3.76%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                   June 30, 2002
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets
Eligible Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

Fortune Natural Resources, Inc. -
   Common stock                   1,322,394   $   545,500  $   314,201     0.59%

Integrated Security Systems, Inc. -
   Common stock                     393,259   $   215,899  $   159,624     0.30%
   Common stock - PIK (2)            68,435   $    19,508  $    26,375     0.05%
   Series D preferred stock (2)     187,500   $   150,000  $    92,250     0.17%
   Series F preferred stock (2)   2,714,945   $   542,989  $ 1,046,339     1.97%
   Series G preferred stock (2)  18,334,755   $ 3,666,951  $ 7,016,215    13.19%

JAKKS Pacific, Inc. -
   Common stock                      87,347   $   521,172  $ 1,531,446     2.88%

Poore Brothers, Inc. -
   Common stock (2)               2,016,357   $ 2,078,170  $ 5,541,358    10.41%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                   June 30, 2002
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets
Eligible Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

Simtek Corporation -
   Common stock (2)               1,000,000   $   195,000  $   244,400     0.46%

ThermoView Industries, Inc. -
   Common stock (2)                  31,851   $   415,384  $    31,848     0.06%

Verso Technologies, Inc. -
   Common stock (2)                 179,375   $   512,500  $    84,306     0.16%

Miscellaneous securities                      $     5,915  $   651,071     1.22%
                                              -----------  -----------    ------
                                              $19,879,018  $31,165,615    58.57%



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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                   June 30, 2002
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets

Other Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
   Common stock                     259,979   $   535,168  $ 2,976,552     5.59%

Canterbury Consulting Group -
    Common stock                    103,000   $    98,511  $   100,950     0.19%

DaisyTek International Corporation -
   Common stock                      20,000   $   264,353  $   335,808     0.63%

Dave & Buster's, Inc. -
   Common stock                     100,000   $   653,259  $ 1,201,860     2.26%

The Dwyer Group, Inc. -
   Common stock                     675,000   $ 1,966,632  $ 2,759,872     5.19%

EDT Learning, Inc. -
   Common stock                      31,600   $    16,590  $    27,843     0.05%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                   June 30, 2002
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets

Other Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

I-Flow Corp -
   Common stock                      64,520   $   168,252  $   148,842     0.28%

Precis, Inc.
   Common stock                      93,700   $   993,897  $   839,507     1.58%

US Home Systems -
   Common stock                     110,000   $   535,587  $   588,060     1.11%
                                              -----------  -----------    ------
                                              $ 5,232,249  $ 8,979,294    16.87%
                                              -----------  -----------    ------
                                              $31,042,364  $48,594,406    91.32%
                                              ===========  ===========    ======

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                   June 30, 2002
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets

Other Portfolio Investments -
Allocation of Investments -
     Restricted Shares, Unrestricted Shares,
     and Other Securities

Restricted Securities Under Rule 144          $15,595,416  $22,422,613    42.14%
Unrestricted Securities                       $10,764,820  $16,267,121    30.57%
Other Securities (6)                          $ 4,682,128  $ 9,904,672    18.61%


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

Eligible Portfolio Investments -
     Convertible Debentures and
     Promissory notes (1)

Laserscope -
  Convertible debenture (2)     8.00% 02/11/07  $ 1,500,000   $ 2,770,000  5.08%

Northwestern Steel & Wire Corp. -
  Debt (3)(5)                    N/A     N/A    $   127,500   $   127,500  0.23%
                                                -----------   -----------  -----
                                                $ 5,898,744   $ 5,527,557 10.14%


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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)

                                               December 31, 2001
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                 December 31, 2001
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                 December 31, 2001
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                 December 31, 2001
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Investments (continued)
                                   (unaudited)
                                                 December 31, 2001
                                 ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Investments (continued)
                                   (unaudited)
                                                 December 31, 2001
                                  ----------------------------------------------
                                                             Fair         % of
                                    Shares      Cost         Value         Net
                                                                          Assets

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

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                           Three Months Ended June 30,

                                                        2001           2002
Income:
   Interest                                      $    19,829     $     93,430
   Dividend Income                                    32,063           24,728
   Commitment and other fees                          (1,820)               -
                                                 ------------    -------------
                                                      50,072          118,158
                                                 ------------    -------------
Expenses:
   General and administrative                        146,882          159,287
   Incentive fee                                     911,857                -
   Interest expense                                        -           14,745
   Legal and professional fees                        71,015           99,158
   Management fees                                   239,559          233,831
                                                 ------------    -------------
                                                   1,369,313          507,021
                                                 ------------    -------------
        Net investment income (loss)              (1,319,241)        (388,863)
Realized and unrealized gain (loss)
   on investments:
   Net unrealized appreciation
      (depreciation) on investments                2,619,010       (1,985,523)
   Net realized gain (loss) on
       investments                                 4,559,287          (49,164)
                                                 -------------   -------------
        Net gain (loss) on investments             7,178,297       (2,034,687)
                                                 -------------   -------------
        Net income (loss)                         $5,859,056      $(2,423,550)
                                                 =============   =============
Net income (loss) per share                       $     1.34      $     (0.56)
                                                 =============   =============





See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                            Six Months Ended June 30,

                                                        2001            2002
Income:
   Interest                                       $    314,565    $    186,104
   Dividend Income                                      55,392          43,238
   Commitment and other fees                             4,600               -
                                                  -------------   -------------
                                                       374,557         229,342
                                                  -------------   -------------
Expenses:
   General and administrative                          210,818         246,609
   Incentive fee                                       911,857               -
   Interest expense                                          -          44,401
   Legal and professional fees                         112,052         165,289
   Management fees                                     449,365         478,313
                                                     1,684,092         934,612
                                                   ------------   -------------
        Net investment income (loss)                (1,309,535)       (705,270)

Realized and unrealized gain (loss)
   on investments:
   Net unrealized appreciation
      (depreciation) on investments                  5,476,742       2,805,510
   Net realized gain (loss) on
       investments                                   2,091,629      (3,424,391)
                                                   ------------   -------------
        Net gain on investments                      7,568,371        (618,881)
                                                   ------------   -------------
        Net income                                  $6,258,836     $(1,324,151)
                                                   ============   =============
Net income (loss) per share                         $     1.43     $     (0.30)
                                                   ============   =============





See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statement of Changes in Net Assets
                           Three Months Ended June 30,

                                                        2001             2002

From operations:
   Net investment income                         $(1,319,241)     $  (388,863)
   Net realized gain (loss) on investments         4,559,287          (49,164)
   Increase (decrease) in unrealized
     appreciation on investments                   2,619,010       (1,985,523)
                                                 ------------     -------------
         Net increase in net assets resulting
           from operations                         5,859,056       (2,423,550)
                                                 ------------     -------------
From distributions to stockholders:
   Common dividends from net
     investment income                                     -                -
   Common dividends from realized
     gains                                                 -                -
   Common dividends from other
      sources                                              -                -
                                                 ------------     ------------
         Net decrease in net assets
            resulting from distributions                   -                -
                                                 ------------     ------------
From capital transactions:
   Shares issued                                           -                -
   Purchase of treasury stock                              -                -
                                                 ------------     ------------
      Net increase (decrease) in net assets
         resulting from capital contributions              -                -
                                                 ------------     ------------
         Total increase in net assets              5,859,056       (2,423,550)

Net assets:
   Beginning of period                            47,745,847       55,636,907
                                                 ------------     -----------
   End of period                                 $53,604,903      $53,213,357
                                                 ============     ===========







See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statement of Changes in Net Assets
                            Six Months Ended June 30,

                                                        2001             2002

From operations:
   Net investment income                         $(1,309,535)     $  (705,270)
   Net realized gain (loss) on investments         2,091,629       (3,424,391)
   Increase (decrease) in unrealized
     appreciation on investments                   5,476,742        2,805,510
                                                 ------------     ------------
         Net increase in net assets resulting
            from operations                        6,258,836       (1,324,151)
                                                 ------------     ------------
From distributions to stockholders:
   Common dividends from net
     investment income                                     -                -
   Common dividends from realized
     gains                                                 -                -
   Common dividends from other
      sources                                              -                -
                                                 ------------     ------------
         Net decrease in net assets
            resulting from distributions                   -                -
                                                 ------------     ------------
From capital transactions:
   Shares issued                                           -                -
   Purchase of treasury stock                              -                -
                                                 ------------     ------------
      Net increase (decrease) in net assets
         resulting from capital contributions              -                -
                                                 ------------     ------------
         Total increase in net assets              6,258,836       (1,324,151)

Net assets:
   Beginning of period                            47,346,067       54,537,508
                                                 ------------    -------------
   End of period                                 $53,604,903      $53,213,357
                                                 ============    =============







See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                           Three Months Ended June 30,
                                                     2001             2002
Cash flows from operating activities:
  Net income                                     $ 5,859,056    $ (2,423,550)
  Adjustments to reconcile net income to
    net cash provided by (used in) operation
    activities:
       Net unrealized (appreciation)
          depreciation on investments             (2,619,010)      1,985,523
       Net realized (gain) loss on investments    (4,559,287)         49,164
       (Increase) decrease in interest receivable    391,401         (49,445)
       (Increase) decrease in other assets        (1,771,129)          6,470
       Increase (decrease) in accounts payable        16,568         (18,238)
       Increase (decrease) in accounts payable -
          affiliate                                1,002,266          17,539
       Increase (decrease) in other liabilities   (2,058,780)     (4,331,990)
                                                 ------------    ------------
          Net cash provided by (used in)
          operating activities                    (3,738,915)     (4,764,527)
                                                 ------------    ------------
Cash flows from investing activities:
       Purchase of investments                    (1,263,340)     (2,584,815)
       Proceeds from sale of investments           7,520,576       3,016,629
       Repayment of debentures and notes              28,674         577,162
                                                 ------------    ------------
          Net cash provided by (used in)
           investing activities                    6,285,910       1,008,976
                                                 ------------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of shares                     -               -
  Purchase of treasury shares                              -               -
  Cash dividends                                           -               -
                                                 ------------    ------------
       Net cash used in financing activities               -               -
                                                 ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                       2,546,995     (3,755,551)
Cash and cash equivalents at beginning of the
  period                                           19,017,192     24,917,818
                                                 ------------    ------------
Cash and cash equivalents at end of the period    $21,564,187    $21,162,267
                                                 ============    ============
Cash paid during the period for interest          $         0    $    14,745
Cash paid during the period for income/excise
  taxes                                           $    32,011    $    25,779

Noncash investing activities: During the quarter ended March 31, 2002, the Fund received common stock in settlement of amounts due for interest and dividends totaling $9,397.

See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                            Six Months Ended June 30,
                                                        2001             2002
Cash flows from operating activities:
   Net income                                     $ 6,258,836    $ (1,324,151)
   Adjustments to reconcile net income to
      net cash provided by (used in) operation
      activities:
         Net unrealized (appreciation)
            depreciation on investments            (5,476,742)     (2,805,509)
         Net realized (gain) loss on investments   (2,091,629)      3,424,392
         (Increase) decrease in interest receivable   218,070         (14,577)
         (Increase) decrease in other assets       (1,764,731)         12,868
         Increase (decrease) in accounts payable       11,893           1,866
         Increase (decrease) in accounts payable -
            affiliate                               1,017,413           6,706
         Increase (decrease) in other liabilities  (1,574,275)     (5,830,448)
                                                 ------------     ------------
            Net cash provided by (used in)
            operating activities                   (3,401,165)     (6,528,853)
                                                 ------------     ------------
Cash flows from investing activities:
         Purchase of investments                   (1,388,340)     (3,985,044)
         Proceeds from sale of investments          8,059,372       3,941,141
         Repayment of debentures and notes             87,780         609,097
                                                 ------------     ------------
            Net cash provided by (used in)
             investing activities                   6,758,812         565,194
                                                 ------------     ------------
Cash flows from financing activities:
   Net proceeds from issuance of shares                     -               -
   Purchase of treasury shares                              -               -
   Cash dividends                                           -               -
                                                 ------------     ------------
         Net cash used in financing activities              -               -
Net increase (decrease) in cash and cash
   equivalents                                      3,357,647      (5,963,659)
Cash and cash equivalents at beginning of the
    period                                         18,206,540      27,125,926
                                                 ------------     ------------
Cash and cash equivalents at end of the period    $21,564,187     $21,162,267
Cash paid during the period for interest          $         0     $    44,401
Cash paid during the period for income/excise
   taxes                                          $    32,011     $    25,779

Noncash investing activities: During the quarter ended March 31, 2002, the Fund received common stock in settlement of amounts due for interest and dividends totaling $9,397. During the quarter ended June 30, 2002, the Fund received common stock in settlement of amounts due from interest and dividends totaling $6,745.

See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2002



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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2002

     (d)  Federal Income Taxes

          The Fund has elected the special income tax treatment available to regulated investment companies ("RIC") under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include but are not limited to certain qualifying income tests, asset diversification tests, and distribution of substantially all of the Fund's taxable investment income to its shareholders. It is the intent of management to comply with all RIC requirements and to distribute all of its taxable investment income and long-term capital gains within the defined period under the IRC to qualify as a regulated investment company. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund's net assets as well as the amount of income available for distribution to shareholders.

     (e)  Net Income per Share

          Net income per share is based on the weighted average of shares outstanding of 4,361,618 during each period.

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2002

     o The Investment Adviser receives a fee equal to 0.4375% (1.75% annually) of the Net Assets each quarter. The Fund incurred $233,831 for such management fees for the quarter ended June 30, 2002, and $478,312 for the six months ended June 30, 2002. Amounts payable for such fees at June 30, 2002, were $233,831.

     o The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $28,190 for the quarter ended June 30, 2002, and $41,434 for the six months ended June 30, 2002, and are included in general and administrative expenses in the accompanying statements of operations.

     o The Investment Adviser is to receive an incentive fee in an amount equal to 20% of any of the Fund's realized capital gains computed net of all realized capital losses and cumulative unrealized depreciation of the Fund, which fee is to be accrued and paid on a quarterly basis. The Fund did not incur any incentive fees for the quarter ended June 30, 2002, or for the six months ended June 30, 2002..

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

     (b) Investments. Investments are carried in the statements of assets and liabilities as of December 31, 2001, and June 30, 2002, at fair value, as determined in good faith by the Investment Adviser. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2002

          redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

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

     o Generally, the fair value of debt securities and preferred securities convertible into common stock is the sum of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield, and the financial condition of the issuer. The fair value of preferred securities without regard to conversion features is determined on the basis of the terms of the preferred security, its dividend, and its liquidation and redemption rights and absent special circumstances will typically be equal to the lower of cost or 120% of the value of the underlying common stock. The fair value of the conversion features of a security, if any, are based on fair values of the derivative securities as of the relevant date less an allowance, as appropriate, for costs of registration, if any, and selling expenses.

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2002


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

          There can be no assurance that stated market rates for private equity valuations will stay constant, or that future equity raises will value the portfolio company at levels equal to or greater than the prior equity financing for the issuer. As a result, the Fund's valuation of a privately held portfolio company may be subject to downward adjustment that would directly impact the Fund's net asset value and which could result in a substantial reduction in both the fund's net assets and the amount of income available for distribution to shareholders.

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

          As of  December  31,  2001,  and June  30,  2002,  the net  unrealized
          appreciation   associated  with  investments  held  by  the  Fund  was
          $14,746,533, and $17,552,043 respectively.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2002

(6)  Restricted Securities

     As indicated on the statement of investments as of June 30, 2002, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (note 5).

(7)  Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are collateralized by $16,996,888 in Federal securities and $1,700,000 in cash held by the broker and are included in cash and cash equivalents and investments on the statement of assets and liabilities as of June 30, 2002.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2002

(8)  Financial Highlights

     Selected per share data and ratios for each share of common stock outstanding throughout the three months ended June 30, 2001 and 2002, are as follows:



                                                            2001          2002
                                                            ----          ----
     Net asset value, beginning of period                $  10.95      $  12.75
     Net investment income (loss)                        $  (0.30)     $  (0.09)
     Net realized and unrealized gain on investments     $   1.64      $  (0.46)
                                                         ---------     ---------
     Total return from investment operations             $   1.34      $  (0.55)
                                                         ---------     ---------
     Net asset value, end of period                      $  12.29      $  12.20
                                                         =========     =========
     Per share market value, end of period               $  10.50      $  10.00

     Portfolio turnover rate (quarterly)                     2.76%         3.18%
     Quarterly return (a)                                   14.29%        -7.41%
     Ratio to average net assets (quarterly) (b):
     Net investment income (loss)                           -2.60%        -0.71%
     Expenses, excluding incentive fees                      0.90%         0.93%
     Expenses, including incentive fees                      2.70%         0.93%


(a) Quarterly return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with AICPA guidelines.

(b)  Average net assets have been computed based on quarterly valuations.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2002

     Selected per share data and ratios for each share of common stock outstanding throughout the six months ended June 30, 2001 and 2002, are as follows:



                                                           2001           2002
                                                           ----           ----
     Net asset value, beginning of period               $  10.86       $  12.50
     Net investment income (loss)                       $  (0.30)      $  (0.16)
     Net realized and unrealized gain on investments    $   1.73       $  (0.14)
                                                        ---------      ---------
     Total return from investment operations            $   1.43       $  (0.30)
                                                        ---------      ---------
     Net asset value, end of period                     $  12.29       $  12.20
                                                        =========      =========
     Per share market value, end of period              $  10.50       $  10.00

     Portfolio turnover rate (six months)                   3.04%          6.00%
     Six month return (a)                                  16.67%         -3.01%
     Ratio to average net assets (six months) (b):
     Net investment income (loss)                          -2.64%         -1.30%
     Expenses, excluding incentive fees                     1.56%          1.72%
     Expenses, including incentive fees                     3.40%          1.72%


(a) Six month return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with AICPA guidelines.

(b)  Average net assets have been computed based on quarterly valuations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Portfolio Investments

     The following portfolio transactions are noted for the quarter ended June 30, 2002 (portfolio companies are herein referred to as the "Company"):

     Active Link Communications, Inc. (OTC:ACVE) In the second quarter of 2002, the Company continued to pay down the principal balance of its convertible bridge loan with the Fund. In total, the Company repaid $34,395 of principal outstanding on the convertible bridge loan, and at June 30, 2002, the Company had $63,632 remaining on the loan.

     Bentley Pharmaceuticals, Inc. (AMEX:BNT) In the second quarter of 2002, the Fund sold 265,000 shares of Bentley common stock in the open market realizing proceeds of $3,016,629, representing a gain of $2,081,317. At June 30, 2002, the Fund had 659,979 shares of BNT remaining having a basis of $1,035,168 or $1.57 per share.

     Canterbury Consulting Group (NASDAQ:CITI) In the second quarter of 2002, the Fund purchased 103,000 shares of the Company's common stock in the open market for $98,511 or $0.96 per share. All stock is freely tradeable. This is a new investment for the Fund. Canterbury provides computer and management training programs and technology consulting services to Fortune 1,000 companies.

     DaisyTek International, Inc. (NASDAQ:DZTK) In the second quarter of 2002, the Fund purchased an additional 10,000 shares of the Company's common shares in the open market. At June 30, 2002, the Fund owned 20,000 of DZTK stock having a basis of $264,353, or $13.22 per share. All stock is freely tradeable.

     eOriginal, Inc. (Private) In the second quarter of 2002, the Fund made a follow-on investment in the Company by advancing $101,183 to purchase Senior Secured Promissory Notes of eOriginal. The notes bear interest at 12%, payable at maturity on June 30, 2002, and are secured by all intellectual property and software owned by the Company.

     Fortune Natural Resources Corp. (OTC:FPXA) In the second quarter of 2002, the Company redeemed the Fund's Series B Preferred stock for $121,545, of which $120,000 represented repayment of principal and the remainder represented payment of dividends at 10% for the term that the Series B Preferred stock was outstanding. As consideration for the Preferred investment, the Fund received a three-year warrant to purchase 36,000 shares of the Company's common stock at an exercise price of $0.25 per share.

     I-Flow Corporation (NASDAQ:IFLO) In the second quarter of 2002, the Fund purchased an additional 47,020 shares of the Company's common stock in the open market. At June 30, 2002, the Fund owned 64,520 shares of common stock having a basis of $168,252, or $2.61 per share. All stock is freely tradeable.

     Integrated Security Systems, Inc. (OTC:IZZI) In the second quarter of 2002, the Fund received 23,782 shares of the Company's common stock as payment in kind for dividends on the Fund's Series D Convertible Preferred stock. These shares were paid to the Fund at an average rate of $0.28 per share.

     Northwestern Steel and Wire Corp. (Bankruptcy) In the second quarter of 2002, the Fund wrote off its entire investment in this Company resulting in a net realized loss to the Fund of $127,500.

     Play by Play Toys and Novelties, Inc. (Bankruptcy) In the second quarter of 2002, the Fund received $422,767 in proceeds from the Company's liquidation in bankruptcy. Following the application of these proceeds, the Fund wrote off its remaining investment in Play by Play resulting in a net realized loss to the Fund of $2,002,981.

     Precis, Inc. (NASDAQ:PCIS) In the second quarter of 2002, the Fund purchased an additional 47,500 shares of the Company's common stock in the open market. At June 30, 2002, the Fund owned 93,700 shares of the Company's common stock at a cost of $993,897, or $10.61 per share. All stock is freely tradeable.

     Simtek Corporation (OTC:SRAM) In June 2002, the Fund made a follow-on investment in the Company by purchasing $1,000,000 of 7.5% Convertible Debentures. The debentures accrue interest quarterly, are due June 28, 2009, and are convertible into shares of the Company's common stock at a rate of $0.312 per share. The debentures contain the Fund's standard anti-dilution provisions and also entitle the Fund to certain registration rights.

     US Home Systems (NASDAQ:USHS) In the second quarter of 2002, the Fund purchased 110,000 shares of the Company's common stock in the open market for $535,587, a rate of $4.87 per share. All stock is freely tradeable. This is a new investment for the Fund.

     US Home Systems is engaged in the manufacture, design, sale, and installation of quality specialty home improvement products with specific emphasis on kitchen and bath improvements, and also provides consumer financing services to the home improvement and remodeling industry. The Company's home improvement product lines include replacement kitchen cabinetry, kitchen cabinet refacing and counter top products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and replacement windows. The Company provides through its wholly owned subsidiary, First Consumer Credit, Inc., consumer financing to the home improvement and remodeling industry.

Results of Operations for the Quarter Ended June 30, 2002

          For the quarter ended June 30, 2002, the Fund had a net investment loss of ($388,863) compared to a net investment loss of ($1,319,241) in the second quarter of 2001. Most of the difference came from reduced expenses in the second quarter of 2002 versus the same period of a year ago. No incentive fees were incurred by the Fund in the current year second quarter versus $911,857 in incentive fees incurred in the second quarter of 2001. Additionally, management fees were slightly below last year's level as they decreased 2.4% to $233,831 due to lower valuations for portfolio holdings. These reductions in expenses were slightly offset by general and administrative fees that rose 8.5% to $159,287 versus $146,882 in the same period of 2001, as well as higher legal and professional fees for the quarter. Interest income rose from $19,829 in the three months ended June 30, 2001, to $93,430 in the three months ended June 30, 2002, due to a higher concentration of the Fund's holdings in interest bearing instruments. Net income in the second quarter of 2002 was ($2,423,550) due to an increase in the unrealized depreciation on investments of ($1,985,523) and a realized loss on investments of ($49,164). In the second quarter of 2001, the Fund had net income of $5,859,056 as a result of net realized gains on investments of $4,559,287 and net unrealized appreciation on investments of $2,619,010.

          For the six months ended June 30, 2002, the Fund incurred a net investment loss of ($705,270) versus a loss of ($1,309,535) for the same period of 2001. Again, the reduction in net investment loss was driven primarily by lower expenses as a result of no net realized gains being taken on investments and no accruals of incentive fees so far in 2002. For the first six months of 2001, incentive fees of $911,857 were incurred by the Fund due to the realization of gains on sales of portfolio investments. For the six months of 2002, general and administrative expenses increased 17% to $246,609 and legal and professional fees rose from $112,052 in the first six months of 2001 to $165,289 for the first six months of 2002. Management fees for the first six months of 2002 were also slightly higher than in the same period of 2001 due higher valuations for portfolio investments over the period. For the first two quarters of 2002, the Fund realized a net loss of ($1,324,151) due to the realization of losses on portfolio investments of ($3,424,391) offset by unrealized appreciation on the investment portfolio of $2,805,510. In the first six months of 2001, the Fund's net income was $6,258,836 as a result of realized gains taken on investments of $2,091,629 together with unrealized appreciation on portfolio holdings of $5,476,742.

Liquidity and Capital Resources

          For the three months ended June 30, 2002, net assets decreased by ($2,423,550) giving the fund net assets of $53,213,357 at June 30, 2002, or $12.20 per share. The reduction in net assets is due to the net investment loss of ($388,863), combined with lower valuations of portfolio investments and net realized losses on investments of ($49,164). The Fund's losses on Northwestern Steel and Wire Corp. and Play by Play Toys and Novelties, Inc., were $127,500 and $2,002,981, respectively. Offsetting these losses were gains taken on the sale of 265,000 shares of Bentley Pharmaceuticals which resulted in net proceeds of $3,016,629 which represented a gain of $2,081,317.

          At the end of the second quarter of 2002, the Fund had net cash and cash equivalents of $4,795,570 versus net cash and cash equivalents of $4,219,131 at March 31, 2002. The increase in cash and cash equivalents results from cash proceeds realized on the sale of common stock of Bentley Pharmaceuticals. The Fund's interest receivable increased from $70,276 at March 31, 2002, to $112,974 at June 30, 2002.

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

          (1)  Amended Code of Ethics

     (b)  Reports on Form 8-K

          None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



August 9, 2002
                  ________________________________________________________
                                    Russell Cleveland, President and CEO
                                    (Principal Executive Officer)




August 9, 2002
                  ________________________________________________________
                                    Barbe Butschek, Chief Financial Officer
                                    (Principal Financial Officer)

                                                                       EXHIBIT 1


              Renaissance Capital Growth and Income Fund III, Inc.
                         Renaissance Capital Group, Inc.

                                 CODE OF ETHICS
                             Adopted , July 11, 2002
       As Required by Rule 17j-1 under the Investment Company Act of 1940


Section 1: Statement of Purpose and Applicability

     (A)  Covered Entities and Their Relationships

          (1) The Company. Renaissance Capital Growth and Income Fund III, Inc., a Texas corporation (the "Company"), has elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

          (2) The Adviser. Renaissance Capital Group, Inc., a Texas corporation (the "Adviser"), is registered as an investment adviser under the Investment Advisers Act of 1940 and is the investment adviser of the Company.

     (B)  Statement of Purpose

          (l) Introduction. Like an investment company registered under the 1940 Act, an investment company that has elected to be regulated as a BDC has a fiduciary duty to its shareholders, a duty that is recognized under the federal securities laws and regulations governing the Company's operations. In particular, the 1940 Act establishes as a matter of federal law the fiduciary status of affiliates of an investment company vis-a-vis such company and regulates and controls the relationship among: an investment company; its directors, officers and employees; its investment advisers; and directors, officers and employees of such advisers. The 1940 Act specifically prohibits certain types of financial transactions involving, directly or indirectly, both an investment company and its investment adviser or directors, officers or employees of such adviser unless prior approval is obtained from the U.S. Securities and Exchange Commission (the "SEC").

               An underlying policy of the 1940 Act is to prohibit any person who is connected with an investment company or an investment


Code of Ethics                                                      Page 1 of 20
Revised July 11, 2002
               adviser of such company from deriving hidden profit from his or her association with such company. The 1940 Act, among other things, prohibits persons affiliated with an investment company from engaging in practices that constitute fraud or deceit upon the company or its shareholders, including the practice by its directors, officers or employees or of any investment adviser or its directors, officers or employees of trading privately (i.e., for their own accounts) in securities at a time when the investment company is caused to trade in the same securities in order to benefit these affiliated persons. Thus, the 1940 Act requires investment company directors, officers and employees as well as investment advisers, directors, officers and employees of investment advisers and other affiliates to serve the company with undivided loyalty.

          (2)  Code of Ethics.  Rule 17j-1,  promulgated  by the SEC pursuant to
               Section  17(j) of the 1940  Act and  made  applicable  to BDCs by
               Section 59 of the 1940 Act, makes it unlawful for affiliated persons of the Company or the Adviser, in connection with the purchase or sale, directly or indirectly, by such person of any Security Held or to Be Acquired by the Company, to: (i) employ any device, scheme or artifice to defraud the Company; (ii) make any untrue statement of a material fact to the Company or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which they are made to the Company, not misleading; (iii) engage in any act, practice, or course of business that operates or would operate as a fraud or deceit upon the Company; or (iv) engage in any manipulative practice with respect to the Company.

               Rule 17j-1 also requires investment companies and their investment advisers (including subadvisers) and principal underwriters to adopt written codes of ethics reasonably designed to prevent their officers and directors, as well as any employees who participate in the selection of a company's portfolio securities or who have access to information regarding a company's impending purchases and sales of portfolio securities, from engaging in conduct prohibited by the rule as described in
               (i) - (iv) above. Therefore, the Board of Directors of the Company and the Board of Directors of the Adviser have each adopted the conduct standards contained in this Code of Ethics (the "Code") for such individuals.

               This  Code  is  based  upon  the  following   general   fiduciary
               principles:

               (a) the duty at all times to place the interests of shareholders first;

               (b) the requirement that all personal securities transactions be conducted consistent with the Code and in such a manner as

Code of Ethics                                                      Page 2 of 20
Revised July 11, 2002
                    to avoid any actual or potential conflict of interest or any abuse of an individual's position of trust and responsibility; and

               (c) the fundamental standard that investment company personnel should not take inappropriate advantage of their positions.

     (3) Scope of the Code. This Code constitutes the Code of Ethics of the Company and of the Adviser. This Code covers the conduct (including the personal securities transactions) of each director and officer of the Company or the Adviser, as well as certain employees of the Company or the Adviser (or of another company in a control relationship to the Company or the Adviser) and certain natural persons in a control relationship to the Company or the Adviser.

Section II:  Definitions

     (A) Access Person. "Access Person" means any director, officer, or Advisory Person of the Company or the Adviser.

     (B) Adviser. The "Adviser" means Renaissance Capital Group, Inc., a Texas corporation.

     (C) Advisory Person. "Advisory Person" of the Company or the Adviser means: (i) any employee of the Company or the Adviser (or of any company in a control relationship to the Company or the Adviser), who, in connection with his or her regular functions or duties, makes, participates in, or obtains information regarding the purchase or sale of Covered Securities by the Company, or whose functions relate to the making of any recommendations with respect to such purchases or sales; and (ii) any natural person in a control relationship to the Company or the Adviser who obtains information concerning recommendations made to the Company with regard to the purchase or sale of Covered Securities by the Company.

          A person does not become an "Advisory Person" simply by virtue of: (1) normally assisting in the preparation of public reports, or receiving public reports, but not receiving information about current recommendations or trading of securities; or (2) a single instance of obtaining knowledge of current recommendations or trading activity; or infrequently and inadvertently obtaining such knowledge.

     (D) Beneficial Interest. "Beneficial Interest" includes any entity, person, trust, or account with respect to which an Access Person exercises investment discretion or provides investment advice. A beneficial interest shall be presumed to include all accounts in the name of or for the benefit of the Access Person, his or her spouse, dependent children, or any person living with him or her or to whom he or she contributes economic support.

     (E) Beneficial Ownership. "Beneficial Ownership" shall be interpreted in the same manner as it would be under Rule 16a-l(a)(2) under the 1934 Act,

Code of Ethics                                                      Page 3 of 20
Revised July 11, 2002
          except that the determination of direct or indirect Beneficial Ownership shall apply to all securities, and not just equity securities, that an Access Person has or acquires. Rule 16a-1(a)(2) provides that the term "beneficial owner" means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares a direct or indirect pecuniary interest in any equity security. Therefore, an Access Person may be deemed to have Beneficial Ownership of securities held by members of his or her immediate family sharing the same household, or by certain partnerships, trusts, corporations, or other arrangements.

     (F) Company. The "Company" means Renaissance Capital Growth and Income Fund III, Inc., a Texas corporation.

     (G)  Control.  "Control"  shall have the same  meaning as that set forth in
          Section 2(a)(9) of the 1940 Act, which defines control to mean the power to exercise a controlling influence on the management or policies of a company, unless such power is solely the result of an official position with such company. Any person who owns beneficially, either directly or through one or more controlled companies, more than 25 percent of the voting securities of a company is presumed to control such company. Any person who does not so own more than 25 percent of the voting securities of any company is presumed not to control such company.

     (H)  Covered  Security.  "Covered  Security" means a security as defined in
          Section 2(a)(36) of the 1940 Act, except that it does not include: (i) direct obligations of the Government of the United States; (ii) bankers' acceptances, bank certificates of deposit, commercial paper and high quality short-term debt instruments, including repurchase agreements; and (iii) shares issued by open-end investment companies registered under the 1940 Act.

     (I) Designated Officer. "Designated Officer" shall mean the officer of the Company or the Adviser designated from time to time by the Board of Directors of the Company or the Adviser, respectively, to be responsible for management of compliance with this Code. The Designated Officer may appoint a designee to carry out certain of his or her functions pursuant to this Code.

     (J) Disinterested Director. "Disinterested Director" means a director of the Company who is not an "interested person" of the Company within the meaning of Section 2(a)(19) of the 1940 Act, and who would not be required to make a report under Section 4 of this Code solely by reason of being a director of the Company.


Code of Ethics                                                      Page 4 of 20
Revised July 11, 2002

     (K) Initial Public Offering. "Initial Public Offering" means an offering of securities registered under the 1933 Act, the issuer of which, immediately before the registration, was not subject to the reporting requirements of Sections 13 or 15(d) of the 1934 Act.

     (L) Investment Personnel. "Investment Personnel" of the Company or the Adviser means: (i) an employee of the Company or the Adviser (or of any company in a control relationship to the Company or the Adviser) who, in connection with his or her regular functions or duties, makes or participates in making recommendations regarding the purchase or sale of securities by the Company; and (ii) any natural person who controls the Company or the Adviser and who obtains information concerning recommendations made to the Company regarding the purchase or sale of securities by the Company.

     (M) Limited Offering. "Limited Offering" means an offering that is exempt from registration under the 1933 Act pursuant to Section 4(2) or
          Section 4(6) or pursuant to Rule 504, Rule 505, or Rule 506 under the 1933 Act.

     (N) Portfolio Manager. "Portfolio Manager" means the person or persons primarily responsible for the day-to-day management purchase and sale of securities by the Company.

     (O) Purchase or Sale of a Covered Security. "Purchase or Sale of a Covered Security" includes, among other things, the writing of an option to purchase or sell a Covered Security, or the use of a derivative product to take a position in a security.

     (P)  SEC. "SEC" means the U. S. Securities and Exchange Commission.

     (Q) Security Held or to Be Acquired. A "Security Held or to Be Acquired" means: (i) with respect to the Disinterested Directors of the Company
          (a) any Covered Security which, within the most recent 15 days, is or has been held by the Company or is being or has been considered by the Company or the Adviser for purchase by the Company; and (b) any option to purchase or sell, and any security convertible into or exchangeable for, a Covered Security described in clause (a); and (ii) with respect to any Access Person of the Company or the Adviser not included in clause (i) (a) any Covered Security which, within the most recent 15 days, is or has been held by the Company or other Advisory Client of the Adviser or is being or has been considered by the Company or the Adviser for purchase by the Company or other Advisory Client of the Adviser; and (b) any option to purchase or sell, and any security convertible into or exchangeable for, a Covered Security described in clause (a).

     (R) 1933 Act. "1933 Act" means the Securities Act of 1933, as amended, and all regulations promulgated thereunder.

Code of Ethics                                                      Page 5 of 20
Revised July 11, 2002

     (S) 1934 Act. "1934 Act" means the Securities Exchange Act of 1934, as amended, and all regulations promulgated thereunder.

     (T) 1940 Act. "1940 Act" means the Investment Company Act of 1940, as amended, and all regulations promulgated thereunder.

Section III:  Standards of Conduct

     (A)  General Standards

          (1) No Access Person shall engage, directly or indirectly, in any business transaction or arrangement for personal profit that is inconsistent with the best interests of the Company or its shareholders; nor shall he or she make use of any confidential information gained by reason of his or her employment by or affiliation with the Company or the Adviser or affiliates thereof in order to derive a personal profit for himself or herself or for any Beneficial Interest, in violation of the fiduciary duty owed by the Company's affiliates to the Company and its shareholders.

          (2) Any Access Person recommending or authorizing the purchase or sale of a Covered Security by the Company shall, at the time of such recommendation or authorization, disclose any Beneficial Interest in, or Beneficial Ownership of, such Covered Security or the issuer thereof.

          (3) No Access Person shall dispense any information concerning securities holdings or securities transactions of the Company to anyone outside the Company, without obtaining prior written approval from the Designated Officer of the Company or the Adviser, as the case may be, or such person or persons as these individuals may designate to act on their behalf. Notwithstanding the preceding sentence, such Access Person may dispense such information without obtaining prior written approval:

               (a)  when  there  is  a  public   report   containing   the  same
                    information;

               (b) when such information is dispensed in accordance with compliance procedures established to prevent conflicts of interest between the Company and its affiliates;

               (c) when such information is reported to directors of the Company;

               (d) in the ordinary course of his or her duties on behalf of the Company; or


Code of Ethics                                                      Page 6 of 20
Revised July 11, 2002

               (e)  as required by applicable law.

          (4) All personal securities transactions should be conducted consistent with this Code and in such a manner as to avoid actual or potential conflicts of interest, the appearance of a conflict of interest, or any abuse of an individual's position of trust and responsibility with respect to the Company.

     (B)  Prohibited Transactions

          (1) General Prohibition. No Access Person shall purchase or sell, directly or indirectly, any securities of the Company or any Security Held or to Be Acquired in which he or she has, or by reason of such transaction acquires, any direct or indirect Beneficial Ownership, unless such purchase or sale has been pre-cleared by the Designated Officer. Such pre-clearance shall be effective for 5 days, subject to nullification at any time during the 5-day period by the Designated Officer in order to prevent a violation of the Code. Pre-clearance may be conducted verbally, subject to the requirement and request, affirmative or negative, that it be documented in writing as soon as practicable. A form for pre-clearance of transactions in the securities of the Company and/or any Security Held or to Be Acquired is attached hereto as Exhibit A.

          (2) Initial Public Offerings and Private Placements. No Investment Personnel shall acquire, directly or indirectly, any securities in which he or she by reason of such transaction acquires any direct or indirect Beneficial Ownership pursuant to an Initial Public Offering or Limited Offering, unless such Investment Personnel shall have obtained prior written approval for such purpose from the Designated Officer of the Company or the Adviser. In determining whether such prior approval shall be granted, the Designated Officer shall take into account whether the opportunity to purchase such Covered Securities is being offered to such Investment Personnel because of his or her position with the Company or the Adviser, and whether the opportunity to purchase such Covered Securities should be reserved for the Company. Investment Personnel who purchase Covered Securities pursuant to such prior approval shall disclose that investment if they later become aware of or play a part in the Company's subsequent consideration of an investment in the issuer of the Covered Securities. In such circumstances, the Company's decision to purchase Covered Securities of the issuer shall be subject to an independent review by an Advisory Person with no personal interest in the issuer.


Code of Ethics                                                      Page 7 of 20
Revised July 11, 2002

          (3)  Blackout Periods

               (a) Open Order Blackout Period. No Advisory Person shall purchase or sell, directly or indirectly, any Securities in which he or she has, or by reason of such transaction acquires, any direct or indirect Beneficial Ownership on any day during which the Company has a pending "buy" or "sell" order in that same Security until that order is executed or withdrawn.

               (b) Fifteen Day Blackout Period. No Portfolio Manager shall purchase or sell, directly or indirectly, any Securities in which he or she has, or by reason of such transaction acquires, any direct or indirect Beneficial Ownership within seven days before and after the Company trades in that security.

          (4) Short-Term Trading. No Advisory Person shall profit in the purchase and sale, or sale and purchase, directly or indirectly, of the same (or equivalent) securities in which he or she has, or by reason of such transaction acquires, any direct or indirect Beneficial Ownership within 60 calendar days. Exceptions to this short-term trading prohibition may be made on a case-by-case basis with the prior written approval of the Designated Officer of the Company or the Adviser when no abuse appears to be involved and the equities of the situation strongly support such an exception. A form for approval of Short-Term Trading is attached hereto as Exhibit B.

          (5) Gifts. No Investment Personnel may accept, directly or indirectly, any gift, favor, or service of significant value from any person with whom he or she transacts business on behalf of the Company or the Adviser under circumstances when to do so would conflict with the Company's best interests or would impair the ability of such person to be completely disinterested when required, in the course of business, to make judgments and/or recommendations on behalf of the Company.

          (6) Service as Director. No Investment Personnel shall serve on the Board of Directors of a publicly traded company without notice to the Designated Officer of the Company or the Adviser.

     (C) Exempted Transactions. The prohibitions of Sections III(A) and (B) of this Code shall not apply to the following transactions, although the reporting provisions of Section IV(B) of this Code, which requires mandatory reporting of Covered Securities transactions by certain Access Persons, will continue to apply to such transactions where applicable:

          (1) Purchases or sales effected in any account over which the Access Person has no direct or indirect influence or control.

Code of Ethics                                                      Page 8 of 20
Revised July 11, 2002

          (2) Purchases or sales that are non-volitional on the part of either the Access Person or the Company.

          (3) Purchases that are part of an automatic dividend reinvestment plan.

          (4) Purchases effected upon the exercise of rights issued by an issuer pro rata to all holders of a class of its Covered Securities, to the extent such rights were acquired from such issuer, and sales of such rights so acquired.

          (5) Purchases or sales that receive the prior approval of the Designated Officer of the Company or the Adviser because the Designated Officer has determined that particular purchase or sale to be only remotely potentially harmful to the Company, because they would be very unlikely to affect a highly institutional market, or because they clearly are not related economically to the Covered Securities to be purchased, sold, or held by the Company.

Section IV:  Procedures to Implement Code of Ethics

The following procedures have been established to assist Access Persons in avoiding a violation of this Code, and to assist the Company and the Adviser in preventing, detecting, and imposing sanctions for violations of this Code. Every Access Person must follow these procedures. Questions regarding these procedures should be directed to the Designated Officer of the Company or the Adviser.

     (A)  Applicability

          All Access Persons are subject to the reporting requirements set forth in Section IV(B) except:

          (1) with respect to transactions effected for, and Covered Securities held in, any account over which the Access Person has no direct or indirect influence or control;

          (2) a Disinterested Director, who would be required to make a report solely by reason of being a Director, need not make: (1) an initial holdings or an annual holdings report; and (2) a quarterly transaction report, unless the Disinterested Director knew or, in the ordinary course of fulfilling his or her official duties as a Director, should have known that during the 15-day period immediately before or after such Disinterested Director's transaction in a Covered Security, the Company purchased or sold the Covered Security, or the Company or its investment adviser considered purchasing or selling the Covered Security;


Code of Ethics                                                      Page 9 of 20
Revised July 11, 2002

          (3) an Access Person to the Adviser need not make a quarterly transaction report to the Adviser if all the information in the report would duplicate information required to be recorded under Rule 204- 2(a)(12) or Rule 204-2(a)(13) under the Investment Advisers Act of 1940, as amended;

          (4) an Access Person need not make a quarterly transaction report if the report would duplicate information contained in broker trade confirmations or account statements received by the Company with respect to the Access Person in the time required by subsection
               (B)(2) of this Section IV, if all of the information required by subsection (B)(2) of the Section IV is contained in the broker trade confirmations or account statements, or in the records of the Company, as specified in subsection (B)(4) of this Section IV.

     (B)  Reporting Requirements

          (1) Initial Holdings Report. An Access Person must file an initial holdings report not later than 10 days after that person became an Access Person. The initial holdings report must: (a) contain the title, number of shares and principal amount of each Covered Security in which the Access Person had any direct or indirect beneficial ownership when the person because an Access Person;
               (b) identify any broker, dealer, or bank with whom the Access Person maintained an account in which any Covered Securities were held for the direct or indirect benefit of the Access Person as of the date the person became an Access Person; and (c) indicate the date that the report is filed with the Designated Person. A copy of a suggested form of such report is attached hereto as Exhibit C.

          (2) Quarterly Transaction Report. An Access Person must file a quarterly transaction report not later than 10 days after the end of a calendar quarter.

               (a) With respect to any transaction made during the reporting quarter in a Covered Security in which such Access Person had any direct or indirect beneficial ownership, the quarterly transaction report must contain: (i) the transaction date, title, interest date and maturity date (if applicable), the number of shares, and the principal amount of each Covered Security; (ii) the nature of the transaction (i.e., purchase, sale, or any other type of acquisition or disposition); (iii) the price of the Covered Security at which the transaction was effected; (iv) the name of the broker, dealer, or bank through which the transaction was effected; and (v) the date that the report is submitted by

Code of Ethics                                                     Page 10 of 20
Revised July 11, 2002
                    the Access Person. A copy of a suggested form of such report is attached hereto as Exhibit D.

               (3) Annual Holdings Report. An Access Person must file an annual holdings report not later than 30 days after the end of a fiscal year. The annual holdings report must contain the following information (which information must be current as of a date no more than 30 days before the report is submitted): (a) the title, number of shares, and principal amount of each Covered Security in which the Access Person had any direct or indirect beneficial ownership; (b) the name of any broker, dealer, or bank in which any Covered Securities are held for the direct or indirect benefit of the Access Person; and (c) the date the report is submitted. As copy of a suggested form of such report is attached hereto as Exhibit E.

               (4) Account Statements. Every Advisory Person shall direct his or her broker to provide to the Designated Officer of the Company or the Adviser (1) duplicate confirmations of all transactions in any Covered Security in which he or she has, or by reason of such transaction acquires, any direct or indirect Beneficial Ownership, and (2) copies of periodic statements for all investment accounts in which he or she has Beneficial Ownership.

               (5) Company Reports. No less frequently than annually, the Company and Adviser must furnish to the Board of Directors of the Company, and the Board of Directors of the Company must consider, a written report that:

                    (a)  describes   any  issues   arising  under  the  Code  or
                         procedures since the last report to the Board of Directors of the Company, including but not limited to, information about material violations of the code or procedures and sanctions imposed in response to the material violations; and

                    (b) certifies that the Company or the Adviser, as the case may be, has adopted procedures reasonably designed to prevent Access Persons from violating the Code.

     (C)  Disclaimer of Beneficial  Ownership.  Any report  required  under this
          Section IV may contain a statement that the report shall not be construed as an admission by the person submitting such duplicate confirmation or account statement or making such report that he or she has any direct or indirect beneficial ownership in the Covered Security to which the report relates.

Code of Ethics                                                     Page 11 of 20
Revised July 11, 2002

     (D)  Review of Reports.  The reports  required to be  submitted  under this
          Section IV shall be delivered to the Designated Officer. The Designated Officer shall review such reports to determine whether any transactions recorded therein constitute a violation of the Code. Before making any determination that a violation has been committed by any Access Person, such Access Person shall be given an opportunity to supply additional explanatory material. The Designated Officer shall maintain copies of the reports as required by Rule 17j-1(f).

     (E) Acknowledgment and Certification. Upon becoming an Access Person and annually thereafter, each Access Person shall sign an acknowledgment and certification of his or her receipt of and intent to comply with this Code in the form attached hereto as Exhibit F and return it to the Designated Officer. Each Access Person must also certify annually that he or she has read and understands the Code and recognizes that he or she is subject to the Code. In addition, each Access Person must certify annually that he or she has complied with the requirements of the Code and that he or she has disclosed or reported all personal securities transactions required to be disclosed or reported pursuant to the requirements of the Code. The form attached hereto as Exhibit F shall be used for the annual certification of compliance.

     (F) Records. The Company and Adviser shall each maintain records with respect to this Code in the manner and to the extent set forth below, which records may be maintained on microfilm or electronic storage media under the conditions described in Rule 31a-2(f)(1) under the 1940 Act and shall be available for examination by representatives of the SEC.

          (1) A copy of this Code and any other Code of Ethics of the Company or the Adviser, as the case may be, that is, or at any time within the past five years has been, in effect shall be maintained in an easily accessible place;

          (2) A record of any violation of this Code and of any action taken as a result of such violation shall be maintained in an easily accessible place for a period of not less than five years following the end of the fiscal year in which the violation occurs;

          (3) A copy of each report made by an Access Person or duplicate account statement received pursuant to this Code, including any information provided in lieu of the reports under subsection
               (A)(3) of this Section IV, shall be maintained for a period of not less than five years from the end of the fiscal year in which it is made or the information is provided, the first two years in an easily accessible place;


Code of Ethics                                                     Page 12 of 20
Revised July 11, 2002

          (4) A record of all persons who are, or within the past five years have been, required to make reports pursuant to this Code, or who are or were responsible for reviewing these reports, shall be maintained in an easily accessible place;

          (5)  A copy of each report  required under  subsection  (B)(5) of this
               Section IV shall be maintained for at least five years after the end of the fiscal year in which it is made, the first two years in an easily accessible place; and

          (6) A record of any decision, and the reasons supporting the decision, to approve the direct or indirect acquisition by an Access Person of beneficial ownership in any securities in an Initial Public Offering or Limited Offering shall be maintained for at least five years after the end of the fiscal year in which the approval is granted.

     (G) Confidentiality. All reports of Covered Securities transactions, duplicate confirmations, account statements, and any other information filed with the Company or furnished to any person pursuant to this Code shall be treated as confidential, but are subject to review as provided herein and by representatives of the SEC or otherwise to comply with applicable law or the order of a court of competent jurisdiction.

     (H) Dual Reporting Obligations. Employees, officers and directors of the Adviser subject to substantially similar reporting obligations set forth under this or another code of ethics for the Adviser are not also subject to the reporting requirements set forth in this Code.

     (I) Obligation to Report a Violation. Every Access Person who becomes aware of a violation of this Code by any person must report it to the Designated Officer, who shall report it to appropriate management personnel. The management personnel will take such disciplinary action that they consider appropriate under the circumstances. In the case of officers or other employees of the Company or Adviser, as the case may be, such action may include removal from office. If the management personnel consider disciplinary action against any person, they will cause notice thereof to be given to that person and provide to that person the opportunity to be heard. The Board of Directors of the Company or the Adviser, as applicable, will be notified, in a timely manner, of remedial action taken with respect to violations of the Code.

Section V:  Sanctions

     Upon determination that a violation of this Code has occurred, the Board of Directors of the Company or the Adviser, as applicable, may impose such sanctions as it deems appropriate, including, among other things, a letter


Code of Ethics                                                     Page 13 of 20
Revised July 11, 2002
     of censure or suspension or termination of the employment of the violator. All violations of this Code and any sanctions imposed with respect thereto shall be periodically reported to the Board of Directors of the Company.

Section VI :  Monitoring of Service Providers

     The Designated Officer of the Company shall, prior to effectiveness of this Code, and periodically thereafter as appropriate, verify that the Adviser has adopted this or another code of ethics and that such code of ethics meets all applicable legal requirements and is consistent with the goals and scope of this Code.


Code of Ethics                                                     Page 14 of 20
Revised July 11, 2002

                                    EXHIBIT A

               PRE-CLEARANCE FOR TRANSACTION IN SECURITIES OF RENN
                                     AND/OR
                        SECURITIES HELD OR TO BE ACQUIRED


Name of Access Person:                    _____________________________________

Security To Be Purchased or Sold:         _____________________________________

Nature of Transaction (Buy or Sell):      _____________________________________

Date of Request:                          _____________________________________





The undersigned hereby gives notice of his/her desire to transact in the above-referenced security as indicated. Please advise that you have reviewed and consent to the proposed transaction by signing in the space provided below.


____________________________________
By:
Title:







APPROVED:



_____________________________________
By:
Title:




Code of Ethics                                                     Page 15 of 20
Revised July 11, 2002

                                    EXHIBIT B

                    APPROVAL FOR SHORT-TERM TRADING EXCEPTION


Name of Access Person:                    _____________________________________

Security To Be Purchased or Sold:         _____________________________________

Nature of Transaction (Buy or Sell):      _____________________________________

Holding Period of Security:               _____________________________________

Reason for Transaction:                   _____________________________________

           _____________________________________________________________________

           _____________________________________________________________________


Date of Request:                          _____________________________________





The undersigned hereby gives notice of his/her desire to execute the above-referenced short-term security transaction as indicated. Please advise that you have reviewed and consent to the proposed transaction by signing in the space provided below.


____________________________________
By:
Title:


APPROVED:



_____________________________________
By:
Title:




Code of Ethics                                                     Page 16 of 20
Revised July 11, 2002

                                    EXHIBIT C
                             INITIAL HOLDINGS REPORT



Name______________________________                  Date_______________________



NAME OF ISSUER                                        DESCRIPTION OF SECURITIES



















I certify that the foregoing is a complete and accurate list of all securities in which I have any Beneficial Ownership.


                                                 ______________________________
                                                           Signature



Code of Ethics                                                     Page 17 of 20
Revised July 11, 2002

                                    EXHIBIT D
                          QUARTERLY TRANSACTION REPORT



Name_________________________________                 Date_____________________


SECURITIES FIRM
NAME AND ADDRESS            ACCOUNT NUMBER                      ACCOUNT NAME(s)




















I certify that the foregoing is a complete and accurate list of all securities accounts in which I have any Beneficial Ownership.


                                                _______________________________
                                                          Signature











Code of Ethics                                                     Page 18 of 20
Revised July 11, 2002

                                    EXHIBIT E
                             ANNUAL HOLDINGS REPORT



Name______________________________                  Date_______________________



NAME OF ISSUER                                      DESCRIPTION OF SECURITIES



















I certify that the foregoing is a complete and accurate list of all securities in which I have any Beneficial Ownership.


                                              ________________________________
                                                          Signature

                                              ________________________________
                                                          Date


Code of Ethics                                                     Page 19 of 20
Revised July 11, 2002

                                    EXHIBIT F
                        ACKNOWLEDGMENT AND CERTIFICATION

     I acknowledge receipt of the Code of Ethics of Renaissance Capital Growth and Income Fund III, Inc. and Renaissance Capital Group, Inc. I have read and understand such Code of Ethics and agree to be governed by it at all times. Further, if I have been subject to the Code of Ethics during the preceding year, I certify that I have complied with the requirements of the Code of Ethics and have disclosed or reported all personal securities transactions required to be disclosed or reported pursuant to the requirements of the Code of Ethics.


                                           ___________________________________
                                                      (signature)


                                           ___________________________________
                                                  (please print name)


Date:__________________________



Code of Ethics                                                     Page 20 of 20
Revised July 11, 2002