Form 10-Q
period 2002-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2002-11-13
CIK 919567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2002

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

                               Yes __x__ No _____

4,351,718 shares of common stock were outstanding at October 31, 2002.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Assets and Liabilities

         Assets                                     December 31,   September 30,
                                                        2001           2002
Cash and cash equivalents                          $ 27,125,926   $ 16,776,200
Investments at fair value, cost of $35,015,807
   and $32,256,368 December 31,2001 and
   September 30, 2002, respectively                  49,762,340     39,076,396
Interest receivable                                     114,539         27,805
Prepaid expenses                                         13,863         58,973
                                                   ------------   ------------
                                                   $ 77,016,668   $ 55,939,374
                                                   ============   ============
           Liabilities and Net Assets

Liabilities:
   Securities sold under agreements to repurchase    22,197,146     13,502,803
   Accounts payable                                      13,472         17,635
   Accounts payable - affiliate                         268,542        225,953
   Dividends payable                                          0              0
                                                   ------------   ------------
                                                     22,479,160     13,746,391
                                                   ------------   ------------
Net assets:
Common stock, $1 par value; authorized
   20,000,000 shares; 4,561,618 issued;
   4,361,618 shares outstanding                       4,561,618      4,561,618
Additional paid-in-capital                           37,125,714     37,125,714
Treasury stock at cost, 200,000 shares at
   December 31, 2001, and at September 30, 2002     ( 1,665,220)   ( 1,665,220)
Distributions in excess of net investment income    (   231,137)   ( 1,224,766)
Accumulated net realized loss on securities
   transactions                                               0    ( 3,424,393)
Net unrealized appreciation of investments           14,746,533      6,820,030
                                                   ------------   ------------
   Net assets, equivalent to $12.50 and $9.67
       per share at December 31, 2001, and
       September 30, 2002, respectively              54,537,508     42,192,983

Commitments and contingencies                                 0              0
                                                   ------------   ------------
                                                   $ 77,016,668   $ 55,939,374
                                                   ============   ============
See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                              September 30, 2002
                               -------------------------------------------------
                               Interest  Due                      Fair      % of
                                 Rate    Date        Cost        Value       Net
                                                                          Assets
Eligible Portfolio Investments -
     Convertible Debentures and Promissory notes (1)

Active Link Communications, Inc. -
  Convertible bridge note (2)  12.00%    05/02   $    53,752  $    53,752  0.13%
  Convertible note (2)          8.00%  09/30/02  $   125,000  $   125,000  0.30%
  Convertible note (2)          8.00%  09/30/02  $   250,000  $   250,000  0.59%

Dexterity Surgical, Inc. -
   Convertible debenture (2)    9.00%  12/19/04  $ 1,316,282  $   816,282  1.93%

EDT Learning, Inc. -
   Convertible redeemable
      note (2)                 12.00%  03/29/12  $   500,000  $   500,000  1.19%

eOriginal, Inc. -
   Senior Secured Notes (3)    12.00%  06/30/02  $ 1,024,683  $ 1,024,683  2.43%

Integrated Security Systems, Inc. -
   Promissory notes (4)         8.00%  01/25 -
                                       05/14/02  $   325,000  $   325,000  0.77%

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)
                                              September 30, 2002
                               -------------------------------------------------
                               Interest  Due                      Fair      % of
                                 Rate    Date        Cost        Value       Net
                                                                          Assets
Eligible Portfolio Investments -
     Convertible Debentures and Promissory notes (1)

Laserscope -
   Convertible debenture (2)    8.00%  02/11/07  $ 1,500,000  $ 3,909,280  9.27%

Outsource Partners International, Inc. -
   Convertible note (3)        12.00%  08/31/03  $   100,000  $   100,000  0.24%

Simtek Corporation -
   Convertible debenture (2)    7.50%  06/28/09  $ 1,000,000  $ 1,000,000  2.37%
                                                 -----------  ----------- ------
                                                 $ 6,194,717  $ 8,103,997 19.21%
                                                 -----------  ----------- ------

(1)  Valued at fair value as determined by the Investment Advisor (note 5).
(2)  Restricted securities under Rule 144 (note 6).
(3)  Securities in a privately owned company.
(4) Securities have no provision that allows conversion into a security for which there is a public market.
(5) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statement of Investments
                                   (unaudited)

                                              September 30, 2002
                               -------------------------------------------------
                               Interest  Due                      Fair      % of
                                 Rate    Date        Cost        Value       Net
                                                                          Assets

Other Portfolio Investments -
     Convertible Debentures and
     Promissory notes (1)

CareerEngine Network, Inc. -
  Convertible debenture (2)    12.00%  03/31/10  $   250,000  $   250,000  0.59%
                                                 -----------  ----------- ------
                                                 $   250,000  $   250,000  0.59%
                                                 -----------  ----------- ------

(1)  Valued at fair value as determined by the Investment Advisor (note 5).
(2)  Restricted securities under Rule 144 (note 6).
(3)  Securities in a privately owned company.
(4) Securities have no provision that allows conversion into a security for which there is a public market.
(5) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                  September 30, 2002
                                     -------------------------------------------
                                                                 Fair       % of
                                        Shares       Cost        Value       Net
                                                                          Assets
Eligible Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
  Common stock                          400,000 $    500,000  $ 3,365,999  7.98%

CaminoSoft Corporation -
   Common stock                       1,750,000  $ 4,000,000  $ 1,749,825  4.15%
   Common stock (2)                     708,333  $   875,000  $   622,492  1.48%

Dexterity Surgical, Inc. -
   Preferred stock - A (2)                  500  $   500,000  $         0  0.00%
   Preferred stock - B (2)                  500  $   500,000  $         0  0.00%
   Common stock (2)                     260,000  $   635,000  $         0  0.00%

eOriginal, Inc. -
   Series A preferred stock (3)           6,000  $ 1,500,000  $   794,000  1.88%
   Series B-1 preferred stock (3)         1,785  $   392,700  $ 1,426,215  3.38%
   Series B-3 preferred stock (3)           447  $   107,280  $   357,153  0.85%
   Series C-1 preferred stock (3)         2,353  $ 2,000,050  $ 2,000,050  4.74%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                  September 30, 2002
                                     -------------------------------------------
                                                                 Fair       % of
                                        Shares       Cost        Value       Net
                                                                          Assets
Eligible Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)


Fortune Natural Resources, Inc. -
   Common stock                       1,322,394  $   545,500  $   163,646  0.39%

Gasco Energy, Inc. -
  Common stock (2)                      250,000  $   250,000  $   130,950  0.31%

Integrated Security Systems, Inc. -
   Common stock                         393,259  $   215,899  $   124,584  0.30%
   Common stock - PIK (2)                95,215  $    26,248  $    28,641  0.07%
   Series D preferred stock (2)         187,500  $   150,000  $    72,000  0.17%
   Series F preferred stock (2)       2,714,945  $   542,989  $   816,655  1.94%
   Series G preferred stock (2)      18,334,755  $ 3,666,951  $ 5,465,095 12.95%

JAKKS Pacific, Inc. -
   Common stock                          87,347  $   521,172  $   961,586  2.28%

Poore Brothers, Inc. -
   Common stock (2)                   2,016,357  $ 2,078,170  $ 4,271,456 10.12%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                  September 30, 2002
                                     -------------------------------------------
                                                                 Fair       % of
                                        Shares       Cost        Value       Net
                                                                          Assets
Eligible Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)



Simtek Corporation -
   Common stock (2)                   1,000,000  $   195,000  $   150,400  0.36%

ThermoView Industries, Inc. -
   Common stock                          31,851  $   415,384  $    26,487  0.06%


Verso Technologies, Inc. -
   Common stock (2)                     179,375  $   512,500  $    48,898  0.12%

Miscellaneous securities                         $     5,915  $   580,575  1.38%
                                                 -----------  ----------- ------
                                                 $20,135,758  $23,156,707 54.88%
                                                 -----------  ----------- ------

(1)  Valued at fair value as determined by the Investment Advisor (note 5).
(2)  Restricted securities under Rule 144 (note 6).
(3)  Securities in a privately owned company.
(4) Securities have no provision that allows conversion into a security for which there is a public market.
(5) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                  September 30, 2002
                                     -------------------------------------------
                                                                 Fair       % of
                                        Shares       Cost        Value       Net
                                                                          Assets

Other Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

Bentley Pharmaceuticals, Inc. -
   Common stock                         259,979  $   535,168  $ 2,187,723  5.19%

Canterbury Consulting Group -
    Common stock                        200,000  $   193,473  $    79,200  0.19%

Creative Host Services -
    Common stock                          4,830  $     7,921  $     8,464  0.02%

DaisyTek International Corporation -
   Common stock                          20,000  $   264,353  $   257,400  0.61%

Dave & Buster's, Inc. -
   Common stock                         100,000  $   653,259  $ 1,109,790  2.63%

The Dwyer Group, Inc. -
   Common stock                         675,000  $ 1,966,632  $ 2,539,350  6.02%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                  September 30, 2002
                                     -------------------------------------------
                                                                 Fair       % of
                                        Shares       Cost        Value       Net
                                                                          Assets

Other Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

EDT Learning, Inc. -
   Common stock                          48,266  $    27,033  $    16,246  0.04%

I-Flow Corp -
   Common stock                         100,000  $   254,038  $   132,660  0.31%

Omnivision Technologies, Inc. -
   Common stock                          25,000  $   244,532  $   163,103  0.39%

Precis, Inc.
   Common stock                          93,700  $   993,897  $   543,592  1.29%

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                  September 30, 2002
                                     -------------------------------------------
                                                                 Fair       % of
                                        Shares       Cost        Value       Net
                                                                          Assets

Other Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

US Home Systems -
   Common stock                         110,000  $   535,587  $   528,164  1.25%
                                                 -----------  ----------- ------
                                                 $ 5,675,893  $ 7,565,692 17.93%
                                                 -----------  ----------- ------
                                                 $32,256,368  $39,076,396 92.61%
                                                 ===========  =========== ======

(1)  Valued at fair value as determined by the Investment Advisor (note 5).
(2)  Restricted securities under Rule 144 (note 6).
(3)  Securities in a privately owned company.
(4) Securities have no provision that allows conversion into a security for which there is a public market.
(5) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                  September 30, 2002
                                     -------------------------------------------
                                                                 Fair       % of
                                        Shares       Cost        Value       Net
                                                                          Assets


Allocation of Investments -
     Restricted Shares, Unrestricted Shares,
     and Other Securities

Restricted Securities Under Rule 144             $15,001,892  $18,585,901 44.05%
Unrestricted Securities                          $12,123,848  $14,207,821 33.67%
Other Securities (5)                             $ 5,130,628  $ 6,282,676 14.89%


(1)  Valued at fair value as determined by the Investment Advisor (note 5).
(2)  Restricted securities under Rule 144 (note 6).
(3)  Securities in a privately owned company.
(4) Securities have no provision that allows conversion into a security for which there is a public market.
(5) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                  December 31, 2001
                                    --------------------------------------------
                                                                 Fair       % of
                                       Shares        Cost        Value       Net
                                                                          Assets
Eligible Portfolio Investments -
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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                  December 31, 2001
                                    --------------------------------------------
                                                                 Fair       % of
                                       Shares        Cost        Value       Net
                                                                          Assets
Eligible Portfolio Investments -
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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statement of Investments (continued)
                                   (unaudited)
                                                  December 31, 2001
                                    --------------------------------------------
                                                                 Fair       % of
                                       Shares        Cost        Value       Net
                                                                          Assets
Eligible Portfolio Investments -
     Common Stock, Preferred Stock, and
     Miscellaneous Securities (1)

Poore Brothers, Inc. -
  Common stock (2)                   1,931,357  $ 1,963,170  $ 4,488,689   8.23%

Simtek Corp. -
  Common stock (2)                   1,000,000  $   195,000  $   394,800   0.72%
ThermoView Industries, Inc. -
  Common stock (2)                      31,851  $   415,384  $    27,433   0.05%

Verso Technologies, Inc. -
  Common stock (2)                     179,375  $   512,500  $   219,196   0.40%

Miscellaneous Securities                        $     5,915  $ 1,040,722   1.91%
                                                -----------  -----------  ------
                                                $20,247,876  $32,870,044  60.27%
                                                -----------  -----------  ------

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Investments (continued)
                                   (unaudited)
                                                  December 31, 2001
                                    --------------------------------------------
                                                                 Fair       % of
                                       Shares        Cost        Value       Net
                                                                          Assets
Other Portfolio Investments -
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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Investments (continued)
                                   (unaudited)
                                                  December 31, 2001
                                    --------------------------------------------
                                                                 Fair       % of
                                       Shares        Cost        Value       Net
                                                                          Assets
Other Portfolio Investments -
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

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                        Three Months Ended September 30,

                                                       2001             2002
Income:
   Interest                                      $     43,040     $(    10,405)
   Dividend Income                                    104,511           16,396
   Commitment and other fees                            3,000           20,000
                                                 ------------     ------------
                                                      150,551           25,991
                                                 ------------     ------------
Expenses:
   General and administrative                          68,487           84,886
   Incentive fee                                        7,571                0
   Interest expense                                         0            9,813
   Legal and professional fees                         67,547           28,784
   Management fees                                    223,529          190,870
                                                 ------------     ------------
                                                      367,134          314,353
                                                 ------------     ------------
        Net investment income (loss)              (   216,583)     (   288,362)
                                                 ------------     ------------
Realized and unrealized gain (loss)
   on investments:
   Net unrealized appreciation
      (depreciation) on investments               (   209,694)     (10,732,012)
   Net realized gain (loss) on
       investments                                     37,857                0

        Net gain (loss) on investments            (   171,837)     (10,732,012)
                                                 ------------     ------------
        Net income (loss)                        $(   388,420)    $(11,020,374)
                                                 ============     ============
Net income (loss) per share                      $      (0.09)    $      (2.53)
                                                 ============     ============





See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                         Nine Months Ended September 30,

                                                      2001              2002
Income:
   Interest                                      $    357,605     $    175,700
   Dividend Income                                    159,903           59,635
   Commitment and other fees                            7,600           20,000
                                                 ------------     ------------
                                                      525,108          255,335
                                                 ------------     ------------
Expenses:
   General and administrative                         279,306          331,496
   Incentive fee                                      919,429                0
   Interest expense                                         0           54,213
   Legal and professional fees                        179,598          194,074
   Management fees                                    672,894          669,183
                                                 ------------     ------------
                                                    2,051,227        1,248,966
                                                 ------------     ------------
        Net investment income (loss)              ( 1,526,119)     (   993,631)
                                                 ------------     ------------
Realized and unrealized gain (loss)
   on investments:
   Net unrealized appreciation
      (depreciation) on investments                 5,267,049      ( 7,926,503)
   Net realized gain (loss) on
       investments                                  2,129,486      ( 3,424,391)
                                                 ------------     ------------
        Net gain on investments                     7,396,535      (11,350,894)
                                                 ------------     ------------
        Net income                               $  5,870,416     $(12,344,525)
                                                 ============     ============
Net income (loss) per share                      $       1.35     $      (2.83)
                                                 ============     ============





See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statement of Changes in Net Assets
                        Three Months Ended September 30,

                                                      2001             2002

From operations:
   Net investment income                         $(   216,583)    $(   288,362)
   Net realized gain (loss) on investments             37,857                0
   Increase (decrease) in unrealized
     appreciation on investments                  (   209,694)     (10,732,012)
                                                 ------------     ------------
         Net increase in net assets resulting
            from operations                       (   388,420)     (11,020,374)
                                                 ------------     ------------
From distributions to stockholders:
   Common dividends from net
     investment income                                      0                0
   Common dividends from realized
     gains                                        ( 2,129,486)               0
   Common dividends from other
      sources                                     (   255,788)               0
                                                 ------------     ------------
         Net decrease in net assets
            resulting from distributions          ( 2,355,274)               0
                                                 ------------     ------------
From capital transactions:
   Shares issued                                            0                0
   Purchase of treasury stock                               0                0
                                                 ------------     ------------
      Net increase (decrease) in net assets
         resulting from capital contributions               0                0

         Total increase in net assets             ( 2,743,694)     (11,020,374)

Net assets:
   Beginning of period                             53,604,903       53,213,357
                                                 ------------     ------------
   End of period                                 $ 50,861,209     $ 42,192,983
                                                 ============     ============





See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statement of Changes in Net Assets
                         Nine Months Ended September 30,

                                                      2001             2002

From operations:
   Net investment income                         $( 1,526,119)    $(   993,631)
   Net realized gain (loss) on investments          2,129,486      ( 3,424,391)
   Increase (decrease) in unrealized
     appreciation on investments                    5,267,049      ( 7,926,503)
                                                 ------------     ------------
         Net increase in net assets resulting
            from operations                         5,870,416      (12,344,525)
                                                 ------------     ------------
From distributions to stockholders:
   Common dividends from net
     investment income                                      0                0
   Common dividends from realized
     gains                                        ( 2,129,486)               0
   Common dividends from other
      sources                                     (   225,788)               0
                                                 ------------     ------------
         Net decrease in net assets
            resulting from distributions          ( 2,355,274)               0
                                                 ------------     ------------
From capital transactions:
   Shares issued                                            0                0
   Purchase of treasury stock                               0                0
                                                 ------------     ------------
      Net increase (decrease) in net assets
         resulting from capital contributions               0                0
                                                 ------------     ------------
         Total increase in net assets               3,515,142     ( 12,344,525)

Net assets:
   Beginning of period                             47,346,067       54,537,508
                                                 ------------     ------------
   End of period                                 $ 50,861,209     $ 42,192,983
                                                 ============     ============





See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                        Three Months Ended September 30,
                                                      2001              2002
Cash flows from operating activities:
   Net income                                     $(   388,420)    $(11,020,374)
   Adjustments to reconcile net income to
      net cash provided by (used in) operation
      activities:
        Net unrealized (appreciation)
           depreciation on investments                 209,694       10,732,012
        Net realized (gain) loss on investments    (    37,857)               0
        (Increase) decrease in interest receivable (   380,026)          78,431
        (Increase) decrease in other assets          1,280,613      (    57,978)
        Increase (decrease) in accounts payable         26,044            2,297
        Increase (decrease) in accounts payable -
           affiliate                               ( 1,007,586)     (    49,297)
        Increase (decrease) in other liabilities     3,112,345      ( 2,863,895)
                                                  ------------     ------------
            Net cash provided by (used in)
            operating activities                     2,814,807      ( 3,178,804)
                                                  ------------     ------------
Cash flows from investing activities:
         Purchase of investments                   (   767,149)     ( 1,217,143)
         Proceeds from sale of investments           2,910,196                0
         Repayment of debentures and notes              41,944            9,880
                                                  ------------     ------------
            Net cash provided by (used in)
             investing activities                    2,184,991      ( 1,207,263)
                                                  ------------     ------------
Cash flows from financing activities:
   Net proceeds from issuance of shares                      0                0
   Purchase of treasury shares                               0                0
   Cash dividends                                  ( 2,355,274)               0
                                                  ------------     ------------
         Net cash used in financing activities     ( 2,355,274)               0
                                                  ------------     ------------
Net increase (decrease) in cash and cash
   equivalents                                       2,644,524      ( 4,386,067)
Cash and cash equivalents at beginning of the
    period                                          21,564,187       21,162,267
                                                  ------------     ------------
Cash and cash equivalents at end of the period    $ 24,208,711     $ 16,776,200
                                                  ============     ============
Cash paid during the period for interest          $          0     $      9,813
Cash paid during the period for income/excise
   taxes                                          $        129     $          0

Noncash investing activities: During the quarter ended September 30, 2002, the Fund received common stock in settlement of amounts due for interest totaling $6,740.
See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                         Nine Months Ended September 30,
                                                      2001             2002
Cash flows from operating activities:
   Net income                                      $  5,870,416    $(12,344,525)
   Adjustments to reconcile net income to
      net cash provided by (used in) operation
      activities:
        Net unrealized (appreciation)
           depreciation on investments             ( 5,267,048)       7,926,503
        Net realized (gain) loss on investments    ( 2,129,486)       3,424,391
        (Increase) decrease in interest receivable (   161,956)          63,853
        (Increase) decrease in other assets        (   484,118)     (    45,110)
        Increase (decrease) in accounts payable         37,937            4,163
        Increase (decrease) in accounts payable -
            affiliate                                    9,827      (    42,589)
        Increase (decrease) in other liabilities     1,538,070      ( 8,694,343)
                                                  ------------     ------------
            Net cash provided by (used in)
            operating activities                   (   586,358)     ( 9,707,657)
                                                  ------------     ------------
Cash flows from investing activities:
        Purchase of investments                    ( 2,155,489)     ( 5,202,187)
        Proceeds from sale of investments           10,969,568        3,941,141
        Repayment of debentures and notes              129,724          618,977
                                                  ------------     ------------
           Net cash provided by (used in)
             investing activities                    8,943,803      (   642,069)
                                                  ------------     ------------
Cash flows from financing activities:
   Net proceeds from issuance of shares                      0                0
   Purchase of treasury shares                               0                0
   Cash dividends                                  ( 2,355,274)               0
                                                  ------------     ------------
         Net cash used in financing activities     ( 2,355,274)               0
                                                  ------------     ------------
Net increase (decrease) in cash and cash
   equivalents                                       6,002,171      (10,349,726)
Cash and cash equivalents at beginning of the
    period                                          18,206,540       27,125,926
                                                  ------------     ------------
Cash and cash equivalents at end of the period    $ 24,208,711     $ 16,776,200
                                                  ============     ============
Cash paid during the period for interest          $          0     $     54,214
Cash paid during the period for income/excise
   taxes                                          $     32,140     $     25,779

Noncash investing activities: The Fund received common stock in settlement of amounts due from interest and/or dividends as follows: Quarter ended March 31, 2002, $9,397; quarter ended June 30, 2002, $6,745; quarter ended
     September 30, 2002, $6,740.
See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2002

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

     (d)  Federal Income Taxes

          The Fund has elected the special income tax treatment available to a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2002

          comply with the requirements of the IRC including those applicable to a RIC. Such requirements include but are not limited to certain qualifying income tests, asset diversification tests, and distribution of substantially all of the Fund's taxable investment income to its shareholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund's taxable investment income and long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund's net assets as well as the amount of income available for distribution to shareholders.

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

(3)  Management and Organization Fees

     The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the Agreement), the Investment Adviser performs certain services, including certain management, investment advisory, and administrative services necessary for the operation of the Fund. In addition, under the Agreement the Investment Adviser is reimbursed by the Fund for certain administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the Prospectus, and the original offering document are as follows:

     o The Investment Adviser receives a fee equal to 0.4375% (1.75% annually) of the Net Assets each quarter. The Fund incurred $190,870 for such management fees for the quarter ended September 30, 2002, and $669,183 for the nine months ended September 30, 2002. Amounts payable for such fees at September 30, 2002, were $185,405.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2002


     o The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $19,129 for the quarter ended September 30, 2002, and $59,801 for the nine months ended September 30, 2002, and are included in general and administrative expenses in the accompanying statements of operations.

     o The Investment Adviser is to receive an incentive fee in an amount equal to 20% of any of the Fund's realized capital gains computed net of all realized capital losses and cumulative unrealized depreciation of the Fund, which fee is to be accrued and paid on a quarterly basis. The Fund did not incur any incentive fees for the quarter ended September 30, 2002, or for the nine months ended September 30, 2002.

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

     (b) Investments. Investments are carried in the statements of assets and liabilities as of December 31, 2001, and September 30, 2002, at fair value, as determined in good faith by the Investment Adviser. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2002

(5)  Valuation of Investments

     On a quarterly basis, the Investment Adviser prepares a valuation of the assets of the Fund subject to the approval of the Fund's Board of Directors. The valuation principles are as follows:

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2002

     o Because there is no independent and objective pricing authority (i.e. a public market) for investments in privately held entities, the latest sale of equity securities by the entity will govern the value of the enterprise. This valuation method will cause the Fund's initial investment in the private entity to be valued at cost. Thereafter, new issuances of equity or equity-linked securities by a portfolio company will be used to determine enterprise value as they will provide the most objective and independent basis for determining the worth of the issuer.

          There can be no assurance that stated market rates for private equity valuations will stay constant, or that future equity raises will value the portfolio company at levels equal to or greater than the prior equity financing for the issuer. As a result, the Fund's valuation of a privately held portfolio company may be subject to downward adjustment that would directly impact the Fund's net asset value and which could result in a substantial reduction in the fund's net assets.

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

          As of December 31, 2001,  and September 30, 2002,  the net  unrealized
          appreciation   associated  with  investments  held  by  the  Fund  was
          $14,746,533, and $6,820,030 respectively.

(6)  Restricted Securities

     As indicated on the statement of investments as of September 30, 2002, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (note 5).

(7)  Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are collateralized by $1,500,000 in cash held by the broker and are included in cash and cash equivalents and investments on the statement of assets and liabilities as of September 30, 2002.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2002

(8)  Financial Highlights

     Selected per share data and ratios for each share of common stock outstanding throughout the three months ended September 30, 2001 and 2002, are as follows:

                                                             2001        2002
     Net asset value, beginning of period                 $ 12.29     $ 12.20
     Net investment income (loss)                         $( 0.05)    $( 0.07)
     Net realized and unrealized gain on investments      $( 0.04)    $( 2.46)
                                                          -------     -------
         Total return from investment operations          $( 0.09)    $( 2.53)
     Distributions to shareholders                        $( 0.54)    $  0.00
                                                          -------     -------
     Net asset value, end of period                       $ 11.66     $  9.67
                                                          =======     =======

     Per share market value, end of period                $ 10.99     $  8.94

     Portfolio turnover rate (quarterly)                     1.31%       0.02%
     Quarterly return (a)                                    4.67%     -10.61%
     Ratio to average net assets (quarterly) (b):
          Net investment income (loss)                      -0.42%      -0.60%
          Expenses, excluding incentive fees                 0.69%       0.66%
          Expenses, including incentive fees                 0.70%       0.66%

(a) Quarterly return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with AICPA guidelines.

(b)  Average net assets have been computed based on quarterly valuations.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2002

     Selected per share data and ratios for each share of common stock outstanding throughout the nine months ended September 30, 2001 and 2002, are as follows:



                                                            2001        2002
      Net asset value, beginning of period                $ 10.86     $ 12.50
      Net investment income (loss)                        $( 0.35)    $( 0.23)
      Net realized and unrealized gain on investments     $  1.69     $( 2.60)
                                                          -------     -------
          Total return from investment operations         $  1.34     $( 2.83)
      Distributions to shareholders                       $( 0.54)    $  0.00
                                                          -------     -------
      Net asset value, end of period                      $ 11.66     $  9.67
                                                          =======     =======

      Per share market value, end of period               $ 10.99     $  8.94

      Portfolio turnover rate (nine months)                  4.38%       8.75%
      Nine month return (a)                                 22.11%     -13.30%
      Ratio to average net assets (nine months) (b):
           Net investment income (loss)                     -3.06%      -1.93%
           Expenses, excluding incentive fees                2.27%       2.43%
           Expenses, including incentive fees                4.11%       2.43%


(a) Nine month return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with AICPA guidelines.

(b)  Average net assets have been computed based on quarterly valuations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Portfolio Investments

     The following portfolio transactions are noted for the quarter ended September 30, 2002 (portfolio companies are herein referred to as the "Company"):

     Active Link Communications, Inc. (OTC:ACVE) In the third quarter of 2002, the Company repaid $9,880 of principal outstanding on the convertible bridge loan, and at September 30, 2002, the Company had $53,752 remaining on the loan.

     Canterbury Consulting Group (NASDAQ:CITI) In the third quarter of 2002, the Fund purchased 97,000 shares of the Company's common stock in the open market for $94,962 or $0.98 per share. At September 30, 2002, the fund owned 200,000 shares of CITI common stock having a basis of $193,473 or $0.97 per share. All stock is freely tradeable.

     Creative Host Services, Inc. (NASDAQ:CHST) In the third quarter of 2002, the Fund purchased 4,830 shares of the Company's common shares in the open market for $7,921 or $1.64 per share. This is a new investment for the fund. All stock is freely tradeable.

     Creative Host Services acquires and operates food, beverage, and other concessions at airports throughout the United States. The Company focuses on non-core markets. The airport concession business is complemented by inflight catering contracts awarded to the Company by major airlines at certain airports.

     EDT Learning, Inc. (ASE:EDT) In the third quarter of 2002, the Fund purchased an additional 16,666 shares of the Company's common stock in the open market. At September 30, 2002, the Fund owned a total of 48,266 shares of freely tradeable common stock having a basis of $27,033. In addition, the Fund owned a $500,000 12% Convertible Subordinated Note and three-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $3.00.

     eOriginal, Inc. (Private) In the third quarter of 2002, the Fund made three follow-on investments in the Company by advancing $348,500 to purchase Senior Secured Promissory Notes of eOriginal. The notes bear interest at 12%, payable at maturity on December 31, 2002, and are secured by all intellectual property and software owned by the Company. The maturity dates of the other Senior Secured Promissory Notes were also extended to December 31, 2002. Also during the third quarter of 2002, the Fund reserved the value of the Series A Convertible Preferred stock to $794,000.

     Gasco Energy, Inc. (OTC:GASE) During the third quarter of 2002, the Fund purchased 250,000 shares of the Company's common stock in a private placement at a cost of $250,000. This is a new investment for the Fund. Gasco Energy is an oil and gas company whose focus is exploration and development of domestic natural gas properties located primarily in the rocky Mountain regions of Colorado and Wyoming.

     I-Flow Corporation (NASDAQ:IFLO) In the third quarter of 2002, the Fund purchased an additional 35,480 shares of the Company's common stock in the open market. At September 30, 2002, the Fund owned 100,000 shares of common stock having a basis of $254,038, or $2.54 per share. All stock is freely tradeable.

     Integrated Security Systems, Inc. (OTC:IZZI) In the third quarter of 2002, the Fund received 26,780 shares of the Company's common stock as payment in kind for interest due to the Fund on promissory notes. These shares were paid to the Fund at an average rate of $0.25 per share.

     Also in the third quarter, the Fund purchased a $75,000, 8%, one-year note and, as part of the consideration for the loan, received five-year warrants to purchase 375,000 shares of the Company's common stock at $0.20 per share. In conjunction with this purchase, the Fund agreed to extend the due dates of the existing promissory notes to September 4, 2003.

     Omnivision Technologies, Inc. (NASDAQ:OVTI) In the third quarter of 2002, the Fund purchased 25,000 shares of the Company's common stock in the open market at a cost of $244,532. This is a new investment for the Fund.

     Omnivision Technologies provides integrated single chip semiconductor imaging devices. The Company designs, develops, and markets semiconductor imaging devices for various applications in computing, communications, and consumer electronics.

     Outsource Partners International, Inc. (Private) In the third quarter of 2002, the Fund purchased a $100,000, 12% promissory note maturing August 31, 2003, and a one-year warrant to purchase 4,587 shares of the common stock of Business Process Outsourcing ("BPO"), the parent of the Company. The promissory note is convertible into common shares of BPO at a rate equal to 85% of the price paid by investors in the Company's or BPO's next round of permanent financing (the "Financing"), and will entitle the Fund to hold the same class of securities as those issued in the Financing. The warrants are exercisable at a rate equal to 100% of the price paid by investors in the Financing, but if the Company does not complete the Financing by August 31, 2003, then the exercise price shall be $4.36 per share. This is a new investment for the Fund.

     Business Process Outsourcing is a privately held business process outsourcing firm that specializes in finance and accounting services, providing innovative business solutions that is designed to empower clients with a competitive advantage, enabling them to focus on their core activities.

Results of Operations for the Quarter Ended September 30, 2002:

          For the quarter ended September 30, 2002, the Fund had a net investment loss of ($288,362) compared to a net investment loss of ($216,583) in the third quarter of 2001. Most of the difference came from reduced investment income. Interest income decreased from $43,040 in the third quarter of 2001 to ($10,405) in the third quarter of 2002. This decrease was caused by the Fund's reserve of previously accrued but unpaid interest. Dividend income decreased from $104,511 in the third quarter of 2001 to $16,396 in the same period of 2002 primarily as a result of the Fund's more concentrated position in common stock rather than in yield-bearing instruments. Other investment income increased from $3,000 in third quarter of 2001 to $20,000 in the third quarter of 2002 as a result of loan closing fees received. The reduction in investment income was partially offset by an overall reduction in investment expenses for the third quarter of 2002. Although General and administrative expenses rose 23.9% from $68,487 to 84,886, Legal and professional fees decreased 57.4% from $67,547 in the third quarter of 2001 to $28,784 in the same period of 2002. Additionally, management fees decreased 14.6% from $223,529 in the third quarter of 2001 to $190,870 in the third quarter of 2002 due to lower portfolio values primarily resulting from overall market decline coupled with reserves taken on portfolio investment valuations. No incentive fees were incurred by the Fund in the current year third quarter versus $7,571 in incentive fees incurred in the third quarter of 2001. During the third quarter of 2002, the Fund incurred interest expense in the amount of $9,813, compared to no interest expense for the same period of 2001. Net income in the third quarter of 2002 was ($11,020,374) compared to a net loss of ($388,420) for the third quarter of 2001. This increase in the net loss was due primarily to a decrease in the net unrealized appreciation of investments of ($10,732,012) resulting from reserves taken on portfolio valuations combined with a declining market.

          For the nine months ended September 30, 2002, the Fund incurred a net investment loss of ($993,631) versus ($1,526,119) for the same period of 2001. The reduction in net investment loss was driven primarily by lower expenses as a result of no net realized gains being taken on investments and no accruals of incentive fees so far in 2002. For the first nine months of 2001, incentive fees of $919,429 were incurred by the Fund due to the realization of gains on sales of portfolio investments. For the first nine months of 2002, general and administrative expenses increased 18.7% to $331,496, and legal and professional fees rose from $179,598 in the first nine months of 2001 to $194,074 for the first nine months of 2002. Management fees for the first nine months of 2002 were slightly lower than in the same period of 2001 due to lower valuations for portfolio investments over the period. In addition, the Fund incurred $9,813 in interest expense during the third quarter of 2002 compared to no interest expense for the same period of 2001. For the first three quarters of 2002, the Fund realized a net loss of ($12,344,525), reflecting a net loss on investments of ($11,350,894) comprised of the realization of losses on portfolio investments of ($3,424,391) and a decrease in net unrealized appreciation of investments of ($7,926,503). In the first nine months of 2001, the Fund's net income was $5,870,416 due primarily to net unrealized appreciation on investments of $5,267,049 and net realized gains of $2,129,486.

Liquidity and Capital Resources

          For the three months ended September 30, 2002, net assets decreased by ($11,020,374) giving the fund net assets of $42,192,983 at September 30, 2002, or $9.67 per share. The reduction in net assets is due to the net investment loss of ($288,362), lower valuations of portfolio investments of ($10,732,012) resulting from a general decline in market values, and reserves taken on portfolio investments.

          At the end of the third quarter of 2002, the Fund had net cash and cash equivalents of $3,273,397 versus net cash and cash equivalents of $4,795,570 at June 30, 2002, a 31.7% decrease. The decrease in cash and cash equivalents results primarily from follow-on investments in existing portfolio companies and investments in new portfolio companies. The Fund's interest receivable decreased 75.4% from $112,974 at June 30, 2002, to $27,805 at September 30, 2002, whereas prepaid expenses increased from $995 at June 30, 2002 to $58,973 at September 30, 2002.

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

Critical Accounting Policies and Judgments

          Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. The Fund's critical accounting policies are those applicable to the valuation of investments discussed below.

          Valuation of Portfolio Investments. The Fund invests primarily in convertible securities and equity investments of public companies, although the Fund also may make investments in private companies. These investments may be subject to restrictions on resale, illiquid, and without an established trading market. Therefore, on a quarterly basis, the Investment Adviser prepares a valuation of the assets of the Fund subject to approval of the Fund's Board of Directors. Generally, the guiding principle for valuation of any investment is application of objective standards. The types of investments made by the Fund and the specific policies used in valuation of the Fund's portfolio are discussed thoroughly in the footnotes to the financial statements found in Part I, Item 1 of this report, specifically in Notes 4, 5, and 6.

Disclosure Regarding Forward-Looking Statements

          Information contained in this Form 10-Q may contain "forward-looking statements" which can be identified by the use of forward-looking terminology including but not necessarily limited to "may," "will," "expect," "intend," "anticipate," "estimate," or "continue" or the negative thereof or other variations or similar words or phrases. The matters described in "Critical Accounting Policies and Judgments," "Quantitative and Qualitative Disclosure About Market Risk," and certain other factors noted throughout this Form 10-Q constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

          Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. No undue reliance should be placed on such forward- looking statements, which apply only as of the date of this Form 10-Q.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Fund's President and Chief Executive Officer along with the Fund's Chief Financial Officer evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14(c). Based upon that evaluation, the Fund's President and Chief Executive Officer along with the Fund's Chief Financial Officer concluded that the Fund's disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund required to be included in the Fund's periodic SEC filings. There have been no significant changes in the Fund's internal controls or in other factors which could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             99-1     Certification of Russell Cleveland, President and CEO

             99-2     Certification of Barbe Butschek, Chief Financial Officer

         (b) Reports on Form 8-K

             None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



November 12, 2002
                           ___________________/S/_______________________________
                           Russell Cleveland, President and CEO
                          (Principal Executive Officer)




November  12, 2002
                           __________________/S/________________________________
                           Barbe Butschek, Chief Financial Officer
                          (Principal Financial Officer)

                                  CERTIFICATION

I, Russell Cleveland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Renaissance Capital Growth & Income Fund III, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and to the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/S/  Russell Cleveland
Russell Cleveland
President and CEO
November 5, 2002

                                  CERTIFICATION

I, Barbe Butschek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Renaissance Capital Growth & Income Fund III, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and to the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/S/  Barbe Butschek
Barbe Butschek
Chief Financial Officer
November 5, 2002

                                  EXHIBIT 99-1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. ss.1350, the undersigned officer of Renaissance Capital Growth & Income Fund III, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 5, 2002                                 /S/  Russell Cleveland
                                                              Russell Cleveland
                                                              President & CEO

                                  EXHIBIT 99-2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. ss.1350, the undersigned officer of Renaissance Capital Growth & Income Fund III, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 5, 2002                            /S/  Barbe Butschek
                                                         Barbe Butschek
                                                         Chief Financial Officer