Form 10-K
period 2002-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2003-03-24
CIK 919567

Securities and Exchange Commission
                             Washington, D. C. 20549

                                    Form 10-K
Mark One
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2002 or

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                          Commission File No. 33-75758

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
             (Exact name of Registrant as specified in its charter)

               Texas                                     75-2533518
(State of incorporation  or organizations)  I.R.S. Employer  Identification No.)

Suite 210, LB 59, 8080 North Central Expressway, Dallas, Texas            75206
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

                             Yes (X)          No ( )

     Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. (X)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b- 2 of the Act).

                              Yes (  )          No (X)

     As of June 30, 2002 and March 14, 2003,  there were 4,361,618 and 4,351,718 shares of Registrant's stock outstanding, respectively. The aggregate market value of the stock held by non- affiliates, based on the closing price of such stock as of June 30, 2002, and March 14, 2003, was $40,596,727 and $30,940,677,
respectively. The 301,945 and 307,185 shares of stock held by affiliates at June 30, 2002, and March 14, 2003, were valued at $3,019,451 and $2,349,964, respectively.

     Documents Incorporated by Reference: Certain portions of the Registrant's Definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held on May 16 2003 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                     PART I
Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  26

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .  26

                                     PART II
Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters  . . . . . . . . . . . . . . . . . . .  27

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  28

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  . . . . . . . . . . . . . . . .  29

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk  . . . .  32

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . .  33

Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure . . . . . . . . . . . . . . . . . . .  33

                                    PART III
Item 10.  Directors and Executive Officers of Registrant . . . . . . . . . .  34

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  34

Item 12.  Security Ownership of Certain Beneficial Owners and Management . .  34

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . .  34

Item 14.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . .  34

                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports
                   on Form 8 K   . . . . . . . . . . . . . . . . . . . . . .  35

Item 16.  Principal Accountant Fees and Services . . . . . . . . . . . . . .  35

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

Certification of Chief Executive Officer . . . . . . . . . . . . . . . . . .  37

Certification of Chief Financial Officer . . . . . . . . . . . . . . . . . .  39

Index to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . F-1

Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . F-2 to F-26

Exhibit 99-1

Exhibit 99-2

                                     Part I

     Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Fund cautions readers that any such statements are not guarantees of future performance or events and that such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, interest rates, competition, ability of the Fund to successfully manage its growth, and other factors discussed or included by reference in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements.

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

     Generally, investments are and will continue to be in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or companies that in the opinion of the Investment Adviser have the ability to effect a public offering within three to five years. The Fund generally invests in privately placed preferred stock or debentures of a Portfolio Company, which securities typically are convertible into or exchangeable for common stock of the Portfolio Company. While such common stock of the Portfolio Company may be publicly traded, the common stock acquired by the Fund is often unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act of 1933, as amended ( the "Securities Act"), or after registration pursuant to the Securities Act. The Fund also purchases shares of small and micro cap issuers in the secondary markets. These shares are freely tradeable and have no restrictions on resale.

     From inception through December 31, 2002, the Fund had made investments in forty-six (46) different portfolio companies having an aggregate cost of $69,445,007. The Fund had active investments in twenty-nine (29) portfolio companies at December 31, 2002, and is seeking additional investment opportunities. The Fund does not focus on particular industry segments. Instead, the Fund makes investment decisions using a bottoms-up analysis of the potential portfolio company, with no predetermined industry bias.

     Under the provisions of the 1940 Act, a Business Development Company is required to invest 70% or more of its funds in "eligible portfolio investments," defined generally as direct placements to "eligible portfolio companies" and temporary investments in "cash items" pending other investments. Under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in "Other Investments," or "non-eligible investments," that is, investments that do not qualify as "eligible portfolio investments." In the event the Fund has less than 70% of its assets in eligible portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold.

     Pending investment in convertible securities of eligible Portfolio Companies or other investments as provided under the 1940 Act, the Registrant's funds are invested in "Short-term Investments" consisting primarily of cash or U.S. Government and agency obligations.

     At December 31, 2002, the Fund's investment assets were classified by amount as follows:

                                                                      Percentage
     Classification                               Value                Of Assets

Eligible Portfolio Investments                 $41,750,778               82.68%
     (including cash and cash equivalents)
Other Portfolio Investments                    $ 8,744,942               17.32%
                                               -----------              -------
                                               $50,495,721              100.00%
                                               ===========              =======

INVESTMENT OBJECTIVES

     The investment objective of the Fund is to provide its shareholders with both current income and long-term capital appreciation.

     The Fund seeks to provide returns to shareholders through cash dividends of net investment income and through distributions of realized gains or of securities that have appreciated in value. At December 31, 2002, the Fund had distributed $7.66 per share to shareholders since inception. On November 5, 2002, the Fund announced an annual distribution policy (the "Policy") of $0.40 per share with an initial quarterly cash distribution of $0.10 per share that was paid December 12, 2002.

     The intent of the Policy is for the Fund to make distributions of $0.10 per share in each of the first three quarters of the year with a final distribution in the fourth quarter equal to $0.10 per share or a greater amount sufficient to satisfy the distribution requirements of the Internal Revenue Code. The Policy is subject to quarterly review and approval by the Fund's Board of Directors. According to the Policy, the distributions could be paid from interest or dividend income, capital gains income, or as a return of capital in the event there is insufficient income to satisfy the Policy. The distribution of $0.10 per share made in December 2002 was classified as a return of capital.

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

     Generally, investments in Portfolio Companies will have an initial fixed term of seven (7) years, with no amortization of the principal amount for three
(3) years. Further, investments in Portfolio Companies will be individually negotiated, non-registered for public trading, and will be subject to legal and contractual investment restrictions. Accordingly, the Portfolio Investment will generally be considered non-liquid.

     The Fund has no fixed policy concerning the types of businesses or industry groups in which it may invest or as to the amount of funds that it will invest in any one issuer. However, the Fund will generally attempt to limit its investment in securities of any single Portfolio Company to approximately 15% of its net assets at the time of the investment. At December 31, 2002, none of the Fund's portfolio companies represented 15% or more of net assets.

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

     On September 19, 1996, the Fund and the Investment Adviser filed their Application for an order pursuant to Sections 6(c) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 thereunder authorizing certain joint transactions otherwise prohibited by Section 57(a)(4) of the Act requesting an order from the SEC permitting the Fund to co-invest with companies that are affiliated with the Investment Adviser, including Renaissance US Growth
Investment Trust PLC ("RUSGIT") and BFS US Special Opportunities Trust PLC ("BFS") (RUSGIT and BFS collectively referred to as "Adviser Affiliates"). The order was granted on December 30, 1996.

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

     The Fund has made numerous investments with the Adviser Affiliates and anticipates making additional investments in the future.

INVESTMENT ADVISERS ACT OF 1940 AND THE INVESTMENT ADVISORY AGREEMENT

     Renaissance Group is the investment adviser to the Fund pursuant to the Investment Advisory Agreement dated and approved by the Board of Directors on February 15, 1994 (the "Investment Advisory Agreement"). The Investment Advisory Agreement was amended on March 24, 1998, and the Amendment was approved by the shareholders at the Annual Shareholders' Meeting for the Fund held on May 29, 1998. Renaissance Group is registered as an investment adviser under the Advisers Act and is subject to the reporting and other requirements thereof. The Advisers Act also provides restrictions on the activities of registered advisers to protect its clients from manipulative or deceptive practices, while the Advisers Act generally restricts performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.

     The Investment Advisory Agreement provides that Renaissance Group is entitled to receive a management fee equal to a quarterly rate of 0.4375% (1.75% annually) of the Fund's Net Assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. In addition to the quarterly management fee of 0.4375% of the fund's net assets, Renaissance Group is entitled to receive an incentive fee (the "incentive fee") in an amount equal to 20% of the Fund's realized capital gains in excess of realized capital losses of the Fund after allowance for any unrealized capital losses in excess of unrealized capital gains on the portfolio investments of the Fund. The incentive fee is calculated, accrued, and paid on a quarterly basis.

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

     Renaissance Group is also an investment adviser or investment manager to two other investment companies: RUSGIT and BFS, closed-end trusts. Both RUSGIT and BFS are domiciled in the United Kingdom and trade on the London Stock Exchange under the respective symbols RUG and BSOU.

FUND PORTFOLIO INVESTMENTS

     At December 31, 2002, the Fund had active investments in the following Portfolio Companies:

Active Link Communications, Inc.  (OTC:ACVE)

     Active Link Communications, Inc., through its Mobility Concepts, Inc., subsidiary, is a provider of wireless networking and mobile computing solutions for the mobile workforce.

     On January 30, 2002, the Company paid down the principal balance of the convertible bridge loan by $9,320 and additionally made a principal repayment of $9,320 on February 12, 2002.

     In the second quarter of 2002, the Company continued to pay down the principal balance of its convertible bridge loan with the Fund. In total, the Company repaid $34,395 of principal outstanding on the convertible bridge loan during the second quarter.

     In the third quarter of 2002, the Company repaid $9,880 of principal outstanding on the convertible bridge loan.

     In December 2002, the Company's notes were renegotiated, extending the maturity dates to September 30, 2003, and adjusting the conversion rate to $0.25 per share. Also during December the Company made principal payments totaling $12,272, reducing the bridge loan balance to $41,480.

     At December 31, 2002, the Fund owned $41,480 in 12% Convertible Promissory Notes and $375,000 in 8% Subordinated Convertible Promissory Notes. All of the Notes are convertible at $0.25 per share. Additionally, the Fund owned warrants to purchase 70,000 shares of common stock at $0.80 per share having a cost basis of zero and warrants to purchase 100,000 shares of common at $0.60 per share on or before September 30, 2004 and having a cost basis of $2,000.

AirNet Systems, Inc.  (NYSE:ANS)

     AirNet Systems Inc., operates AirNet Express, an integrated national air transportation network that provides expedited air transportation and passenger charter services to banks, medical customers, the U.S. government, and other time-critical small package shippers in more than 100 cities nationwide. The AirNet airline has more than 120 aircraft, including 36 Learjets, located strategically throughout the United States. AirNet Express flies over half a million miles per week. AirNet's fleet departs most cities several hours after other major package delivery companies.

     In December 2002, the Fund purchased 75,000 shares of the Company's common stock. At December 31, 2002, the Fund owned 75,000 shares of the Company's common stock having a basis of $318,750 or $4.25 per share. These shares are restricted pursuant to the provisions of Rule 144.

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

     In the second quarter of 2002, the Fund sold 265,000 shares of Bentley common stock in the open market realizing proceeds of $3,016,629, representing a gain of $2,081,317. Also in the second quarter, the Fund was informed that the options to purchase 12,012 common shares at $7.25 that had been assigned to the Fund by Russell Cleveland had expired as a result of Mr. Cleveland's prior resignation from the Company's Board of Directors.

     At December 31, 2002 the Fund owned 659,979 shares of the Company's common stock having a basis of $1,035,168 or $1.57 per share. The stock is freely tradeable.

Business Process Outsourcing (Private)

     Business Process Outsourcing is a privately held business process outsourcing firm that specializes in finance and accounting services, other administrative functions, and high volume transaction processing services. The Company's services are designed to empower clients with a competitive advantage by enabling them to focus on their core activities.

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

     In the fourth quarter of 2002, the Fund received $2,000 from the Company representing a 2% Original Issue Discount on the purchase of the promissory note.

     At December 31, 2002, the Fund owned a $100,000, 12% promissory note having a basis of $98,000 and a one-year warrant to purchase 4,587 shares as described above. The warrant has a zero cost basis.

CaminoSoft Corporation  (OTC:CMSF)

     CaminoSoft  Corporation  creates  intelligent  data storage and  management
infrastructures  by  facilitating  data  storage,  retrieval,   protection,  and
performance measurement and management.

     At December 31, 2002 the Fund owned 2,458,333 shares of the Company's common stock having a basis of $4,875,000, warrants to purchase 500,000 shares of the Company's common stock at $1.00 per share on or before August 31, 2003, and options to purchase 53,300 shares of the Company's common stock. Of the Fund's entire position, 1,750,000 shares of common are freely tradeable whereas the Fund's remaining shares, warrants, and options are restricted from trading pursuant to the Securities Act. The options vested in September 2000 and are exercisable at $3.63 per share on or before September 28, 2004. The options were obtained by assignment from Robert C. Pearson, Vice-President of Renaissance Capital Group, Inc., who earned the options as a member of the Company's Board of Directors.

Canterbury Consulting Group (Nasdaq:CITID)

     Canterbury provides broad-based information technology and management consulting services and training to both commercial and government clients. The Company's focus is to become an integral part of its clients' management and technical infrastructure, designing and applying the best products and services to help them achieve a competitive advantage.

     During 2002, the Fund purchased 200,000 shares of the Company's common stock in the open market for $193,473 or $0.97 per share. This represented the Fund's entire position at December 31, 2002. All stock is freely tradeable.

     Subsequent to December 31, 2002, the Company effected a one for seven reverse split of its common stock. Post-reverse, the Fund owned 28,572 shares of the Company's common stock having a new per-share basis of $6.77.

Capital Senior Living Corp.  (NYSE:CSU)

     Capital Senior Living Corporation develops and operates senior living communities in the United States. The Company provides services such as independent living, assisted living, skilled nursing, and home care services to the elderly at its communities.

     During the fourth quarter of 2002, the Fund purchased 44,500 shares of the Company's common stock in the open market. At December 31, 2002, the Fund owned 44,500 shares of freely tradeable common stock having a cost basis of $110,975 or $2.49 per share.

CareerEngine Network, Inc.  (AMEX:CNE)

     CareerEngine Network, Inc., owns a network of category-specific career search destinations. Its Career Solutions division is an applications service provider that builds and maintains custom career portals for online and offline industries and their related web sites.

     At December 31, 2002 the Fund owned a $250,000, 12% convertible debenture of the Company due May 2007 and convertible into 125,000 shares of the Company's common stock, warrants to purchase 62,500 shares of the Company's common stock at an exercise price of $4.00 per share, and warrants to purchase 62,500 shares of the company's common stock at an exercise price of $6.00 per share.

Creative Host Services, Inc. (Nasdaq:CHST)

     Creative Host Services acquires and operates food, beverage, and other concessions at airports throughout the United States. The airport concession business is complemented by in-flight catering contracts awarded to the Company by major airlines at certain airports.

     At December 31, 2002, the Fund owned 4,830 shares of the Company's common stock with a cost basis of $7,921 or $1.64 per share. All stock was purchased in the secondary market and is freely tradeable.

Daisytek International, Inc. (Nasdaq:DZTK)

     Daisytek International is a global distributor of computer products, office supplies, and accessories. Daisytek sells its products and services in the United States, Europe, Canada, Australia, Mexico and South America, distributing more than 25,000 products from about 500 manufacturers.

     During 2002, the Fund purchased 50,000 shares of the Company's common stock in the open market. At December 31, 2002, the Fund owned 49,600 shares of the Company's common stock having a cost basis of $507,639 or $10.23 per share. All stock is freely tradeable.

Dave & Busters, Inc. (NYSE:DAB)

     Dave & Busters, Inc., owns and operates concept restaurants through 30 US locations. The Company also has international license agreements for the Pacific Rim, Canada, the Middle East, Mexico, and South Korea.

     At December 31, 2002 the Fund owned 100,000 shares of the Company's common stock having a cost basis of $653,259.

Dexterity Surgical, Inc.  (OTC:DEXT)

     Dexterity Surgical, Inc., is engaged in the development, manufacture, and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery.

     In the first quarter ended March 31, 2002, the Company made a principal repayment on the Fund's convertible debentures of $5,477. In the second quarter, the Fund learned that the 5,000 options to purchase shares at $0.75 per share that had been assigned to the Fund by Robert C. Pearson, who earned the options as a member of the Company's Board of Directors, expired as a result of his resignation from the Company's Board.

     Because of the Company's continuing operational and financial difficulties, in 2002 the Fund took an additional reserve on the debentures of $250,000, leaving the Fund with a fair valuation at December 31, 2002, of $1,066,282. Additionally, the Fund has fully reserved all of its preferred and common stock positions.

     At December 31, 2002, the Fund owned $1,316,282 of the Company's 9% Convertible Debentures, $1,000,000 of the Company's Cumulative Convertible Preferred Stock, and 260,000 shares of the Company's common stock which are restricted pursuant to Rule 144 of the Securities Act.

Display Technologies, Inc.   (OTC:DTEK)

     During the first quarter of 2002, the Fund wrote off its entire investment in the Company recognizing a loss in the amount of $3,299,741.

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

     At December 31, 2002, the Fund owned 675,000 shares of the Company's common stock having a cost basis of $1,966,632. All stock is freely tradeable.

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

     In the third quarter of 2002, the Fund purchased an additional 16,666 shares of the Company's common stock in the open market for $10,443.

     At December 31, 2002, the Fund owned a total of 48,266 shares of freely tradeable common stock having a basis of $27,033. In addition, the Fund owned a $500,000 12% Convertible Subordinated Note and three-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $3.00.

eOriginal, Inc.  (Private)

     eOriginal, Inc., has a patented process for creating, executing, storing and retrieving legal documents in a completely electronic format.

     Throughout 2002, the Fund made follow-on investments by advancing $639,683 to purchase Senior Secured Promissory Notes. Of this amount, $75,000 was advanced in the first quarter, $101,183 was advanced in the second quarter, $348,500 was advanced in the third quarter, and $115,000 was advanced in the fourth quarter. The Notes bear interest at 12%, are secured by all intellectual property and software owned by the Company, and came due at December 31, 2002. At this time, the Company is in default on the Notes. In 2002, the Fund reserved the value of the Convertible Preferred Stock by $4,000,000.

     At December 31, 2002, in the Fund owned $1,139,683 of the 12% Senior Secured Promissory Notes discussed above, 2,353 shares of the Series C-1 5% Cumulative Convertible Preferred Stock having a cost basis of $2,000,050, 447 shares of the Series B-3 5% Cumulative Convertible Preferred Stock having a cost basis of $107,280, 1,785 shares of the Series B-1 5% Cumulative Convertible Preferred Stock having a cost basis of $392,700, 6,000 shares of the Company's Series A 5% Cumulative Convertible Preferred Stock having a cost basis of $1,500,000, and warrants to purchase 659 shares of the Company's common stock at $169.75, which warrants have a cost basis of $165. The warrants are exercisable on or before September 15, 2003.

     Subsequent to December 31, 2002, the Company went through a tax-free reorganization (the "Reorganization") in which all the assets of eOriginal, Inc. were transferred to eOriginal Holdings ("Holdings"). As a result of the Reorganization, the Fund exchanged all of its positions in eOriginal, Inc. for the following securities of Holdings: 10,680 shares of Series A Convertible Preferred Stock, 25,646 shares of Series B Convertible Preferred Stock, 28,929 shares of Series C Convertible Preferred Stock, and 2,302 warrants to purchase shares of common stock of Holdings. Each series of Preferred is convertible one for one into common stock of Holdings, and the warrants have an exercise price of $0.01 per share. The implied value of Holdings for purposes of the reorganization is $72.13 per share, giving Holdings an enterprise value of $64,919,848 and causing the Fund's new total ownership in Holdings to be valued at $4,873,079 as of the date of reorganization.

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

     In the fourth quarter of 2002, the Fund sold 60,000 shares of the Company's common stock in the open market at an average price of $0.05 per share, netting proceeds of $3,151 and resulting in a loss of $41,849.

     At December 31, 2002, the Fund owned 1,262,394 shares of the Company's common stock, warrants to purchase 100,000 shares of common stock at $1.50 per share on or before March 2003, warrants to purchase 100,000 shares of common stock at $2.25 on or before March 2003, and warrants to purchase 36,000 shares of the Company's common stock at $0.25 on or before May 19, 2005. All positions are registered and freely tradeable.

Gasco Energy, Inc. (OTC:GASE)

     Gasco Energy is an oil and gas company whose focus is exploration and development of domestic natural gas properties located primarily in the rocky Mountain regions of Colorado and Wyoming.

     During the third quarter of 2002, the Fund purchased 250,000 shares of the Company's common stock in a private placement at a cost of $250,000.

     At December 31, 2002, the Fund owned 250,000 shares of the Company's common stock with a basis of $250,000. These shares are restricted, but may be sold pursuant to the prospectus delivery requirements of a "shelf" registration filed by the Company.

I-Flow Corporation (Nasdaq:IFLO)

     I-Flow Corporation designs, develops, and markets technically advanced drug delivery systems that provide life enhancing, cost-effective solutions for pain management and infusion therapy. The Company's products are used primarily in the home, hospital, and physician office.

     Throughout 2002, the Fund purchased 100,000 shares of the Company's common stock in the open market for $254,038, or $2.54 per share.

     At December 31, 2002, the Fund owned 100,000 shares of common stock. All stock is freely tradeable.

Inet Technologies (Nasdaq:INTI)

     Inet Technologies is a global provider of communications software solutions that enable carriers to more effectively design, deploy, diagnose, monitor, and manage communications networks that carry signaling information used to control and deliver communications sessions and services. the solutions also address certain fundamental business needs of communications carriers, such as improved billing, targeted sales and marketing, fraud prevention, and enhanced routing.

     During 2002, the Fund purchased 75,000 shares of the Company's common stock in the open market. At December 31, 2002, the Fund owned 75,000 shares having a basis of $367,434 or $4.90 per share. All shares are freely tradeable.

     Subsequent to December 31, 2002, the fund purchased an additional 21,600 shares of the Company's common stock in the open market for $162,904.

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

     In the fourth quarter of 2002, the Fund received 9,472 shares of the Company's common stock as payment in kind for interest due to the Fund on promissory notes. These shares were paid to the Fund at an average rate of $0.216 per share.

     On November 17, 2002, warrants to purchase 12,500 shares of common stock at $1.75 per share expired. These expired warrants had a cost basis of $3,750.

     Also during the fourth quarter, the Fund received options to purchase 33,965 at exercise prices ranging from $0.27 to $0.49 per share and having expiration dates between May 10, 2006 and August 22, 2007. These options were granted to the Fund as a result of Russell Cleveland's service on the Company's Board of Directors.

     At December 31, 2002, the Fund owned the following: $325,000 in 8% Promissory Notes with no conversion feature; $542,989 of Series F Preferred convertible into the Company's common stock at a rate of $0.20 per share; $3,666,951 of Series G Preferred convertible into common at a rate of $0.20 per share; $150,000 of Series D Preferred convertible into common at a rate of $0.80 per share; 406,728 shares of common stock having a basis of $219,265; warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004; warrants to purchase 312,500 shares of the Company's common stock at $0.80 per share on or before October 2, 2003; warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share on or before October 11, 2004; warrants to purchase 1,625,000 shares of the Company's common stock at $0.20 per share with term dates ranging from September 2006 to September 2007; and options to purchase 33,965 shares of common stock having strike prices ranging between $0.27 and $0.49 per share and term dates ranging from May 2006 to August 2007.

     Subsequent to December 31, 2002, the Fund received 89,920 shares of common stock from the Company as payment in kind for interest and dividend obligations on debt and preferred stock instruments held by the Fund. The cost basis of these shares of $18,859. In total, 52,109 shares having a basis of $8,761 were received for interest obligations and 37,811 shares having a basis of $10,098 were received for dividend obligations. Also subsequent to December 31, 2002, the Fund received five-year options to purchase 7,069 shares of common stock at $0.21 per share as a result of Mr. Cleveland's position on the Company's Board of Directors.

Interpool, Inc. (NYSE:IPX)

     Interpool is one of the world's leading suppliers of equipment and services to the transportation industry. It is the largest lessor of intermodal container chassis and a world-leading lessor of cargo containers used in international trade. Interpool operates from more than 240 locations throughout the world.

     In the  fourth  quarter  of 2002,  the  Fund  purchased  $375,000  of 9.25%
Convertible Redeemable, Subordinated Debentures in a rights offering by the Company. The Debentures are convertible at $25 per share and mature December 27, 2022.

JAKKS Pacific, Inc. (Nasdaq:JAKK)

     JAKKS Pacific, Inc., is a multi-brand toy company that designs, develops, produces and markets toys and related products under various brand names in multiple product categories.

     In 2002, the Fund sold 27,500 shares of the Company's common stock in the open market at $13.96 per share, netting proceeds of $383,861 and representing a gain of $219,777.

     At December 31, 2002, the Fund owned 59,847 shares of common stock having a basis of $357,088. All shares are freely tradeable.

Laserscope (Nasdaq:LSCP)

     Laserscope designs, manufactures, sells, and services on a worldwide basis an advanced line of medical laser systems and related energy delivery devices for the office, outpatient surgical center, and hospital markets.

     On June 21, 2002, Robert C. Pearson became a member of the Company's Board of Directors and was granted options to purchase common shares of the Company's stock. The Fund received through assignment from Mr. Pearson the following options: 10,000 shares vesting January 1, 2003, and expiring June 21, 2010; 10,000 shares vesting January 1, 2004, and expiring June 21, 2011; and 10,000 shares vesting January 1, 2005, and expiring June 21, 2012. All options have an exercise price of $4.19.

     At December 31, 2002 the Fund owned $1,500,000 in 8% Convertible Debentures of the Company having a conversion rate of $1.25 per share and options to purchase 30,000 common shares at $4.19.

Northwestern Steel and Wire Corp. (Bankruptcy)

     Northwestern Steel & Wire Corp is liquidating its steel operation in bankruptcy. The Company was formerly a mini-mill producer of structural steel components.

     In the second quarter of 2002, the Fund wrote off its investment in this Company resulting in a net realized loss to the Fund of $127,500.

Omnivision Technologies, Inc. (Nasdaq:OVTI)

     Omnivision Technologies designs, develops, and markets integrated single chip semiconductor imaging devices for various applications in computing, communications, and consumer electronics.

     In the third quarter of 2002, the Fund purchased 25,000 shares of the Company's common stock in the open market at a cost of $244,532 or $9.78 per share.

     In the fourth quarter of 2002, the Fund sold its entire position in the Company's common stock in the open market for $467,321 or $18.69 per share, realizing a gain of $222,789.

Play By Play Toys & Novelties, Inc. (OTC:PBYP)

     Play By Play Toys & Novelties, Inc., formerly designed, developed, marketed, and distributed stuffed toys, sculpted toy pillows, and other products based upon licenses for children's entertainment characters and corporate trademarks. The Company is liquidating in bankruptcy.

     In the second quarter of 2002, the Fund received $422,767 in proceeds from the Company's liquidation. Following the application of these proceeds, the Fund wrote off its remaining investment in Play by Play resulting in a net realized loss to the Fund of $2,002,981.

Poore Brothers, Inc.  (Nasdaq:SNAK)

     With facilities in Indiana and Arizona, Poore Brothers is a marketer and manufacturer of "Intensely Different"(TM) salted snack foods under a variety of owned or licensed brands, including T.G.I. Friday's(TM), Poore Brothers(R), Bob's Texas Style(R), Boulder Potato Company(TM), and Tato Skins(R).

     In the second quarter of 2002, the Fund exercised warrants to purchase 85,000 shares of the Company's common stock for a total of $115,000, or an average of $1.35 per share. Also in the second quarter of 2002, options to purchase 15,000 common shares at $3.0625 were allowed to expire without exercise.

     At December 31, 2002, the Fund owned 2,016,357 shares of the Company's common stock having a cost of $2,078,170 and three tranches of options to purchase a total of 18,650 shares, having exercise prices ranging from $1.31 per share to $1.50 per share.

Precis, Inc. (Nasdaq:PCIS)

     Precis is a national membership marketing company that provides membership programs to a variety of industries including: healthcare, retail, banking, consumer finance and member based associations. Its leading program, Care Entree, is marketed as a membership based healthcare savings program designed to significantly reduce out-of-pocket medical expenses at affordable rates to the consumer while helping the medical community receive accelerated payment for their services.

     Throughout 2002, the Fund purchased 94,500 shares of the Company's common stock in the open market for $988,306, a cost of $10.46 per share.

     At December 31, 2002, the Fund owned a total of 100,700 shares of the Company's common stock having a basis of $1,025,047 or $10.18 per share. The Fund's stock in the Company is freely tradeable.

RailAmerica, Inc.  (NYSE:RRA)

     RailAmerica, Inc., is a short line and regional railroad operator, with a presence in the United States, Canada, Australia, and the Republic of Chile.

     In the first quarter of 2002, the Fund sold its entire position in RailAmerica and realized proceeds of $924,513, resulting in a loss of $75,487.

Simtek Corporation (OTC:SRAM)

     Simtek Corporation is a fabless semiconductor company, supplying innovative products to a worldwide marketplace. The Company has design and manufacturing expertise in a variety of technologies, including high performance non-volatile memory, application specific integrated circuits, and data communications.

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

     At December 31, 2002, in addition to the Convertible Debenture discussed above, the Fund owned 1,000,000 shares of common stock having a cost of $195,000. The common shares are restricted pursuant to the provisions of Rule 144.

ThermoView Industries, Inc.  (AMEX:THV)

     ThermoView Industries, Inc., is a national company that designs, manufactures, markets, and installs high-quality replacement windows and doors as part of a full-service array of home improvements for residential homeowners.

     During the fourth quarter of 2002, the Fund purchased 103,100 shares of the Company's common stock in the open market for a total of $82,448 or $0.80 per share.

     At December 31, 2002, the Fund owned 134,951 shares of ThermoView common stock having a cost of $497,832. All shares are freely tradeable.

US Home Systems (Nasdaq:USHS)

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

     In the second quarter of 2002, the Fund purchased 110,000 shares of the Company's common stock in the open market. At December 31, 2002, the Fund owned 110,000 shares of the Company's common stock having a basis of $535,587 or $4.87 per share. All stock is freely tradeable.

Verso Technologies, Inc.  (Nasdaq:VRSO)

     Verso Technologies provides integrated switching and solutions for communications service providers who want to develop IP-based services with scalability and quality of service. Verso's unique, end-to-end capabilities enable customers to leverage existing investments by ensuring carrier-to-carrier interoperability and rich billing features. Verso's complete VoIP migration solutions include state of the art hardware and software, OSS integration, the industry's most widely used applications and technical training and support.

     In the fourth quarter of 2002, the Fund sold 179,375 shares of the Company's common stock for $112,052, realizing a loss of $400,448.

     At December 31, 2002, the Fund owned 179,375 warrants to purchase 179,375 shares of Verso common stock at $5.71 per share. These warrants have a zero cost basis.

VALUATION OF INVESTMENTS

     On a quarterly basis, Renaissance Group prepares a valuation of the assets of the Fund subject to the approval of the Board of Directors. The valuation principles are described below.

     Generally, the guiding principle for valuation is application of objective standards. The objective standards for determining market prices and applying valuation methodologies govern in all situations except where a debt issuer is in default.

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

     Portfolio investments for which market quotations are readily available and which are freely transferable are valued as follows: (i) securities traded on a securities exchange or the Nasdaq or in the over-the-counter market are valued at the closing price on, or the last trading day prior to, the date of valuation and (ii) securities traded in the over-the-counter market that do not have a closing price on, or the last trading day prior to, the date of valuation are valued at the average of the closing bid and ask price for the last trading day on, or prior to, the date of valuation. Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) are valued by discounting the value for the last trading day on, or prior to, the date of valuation to reflect the liquidity caused by such restriction, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions.

     Because there is no independent and objective pricing authority (i.e. a public market) for investments in privately held entities, the latest sale of equity securities governs the value of the enterprise. This valuation method causes the Fund's initial investment in the private entity to be valued at cost. Thereafter, new issuances of equity or equity-linked securities by a portfolio company will be used to determine enterprise value as they will provide the most objective and independent basis for determining the worth of the issuer.

     Where a portfolio company is in default on a debt instrument held by the Fund, and no market exists for that instrument, the fair value for the investment is determined on the basis of appraisal procedures established in good faith by the Investment Adviser. This type of fair value determination is based upon numerous factors such as the portfolio company's earnings and net worth, market prices for comparative investments (similar securities in the market place), the terms of the Fund's investment, and a detailed assessment of the portfolio company's future financial prospects. In the event of unsuccessful operations by a portfolio company, the appraisal may be based upon an estimated net realizable value when that investment is liquidated.

COMPETITION FOR INVESTMENTS

     The Fund has significant competition for investment proposals. Competitive sources for growth capital for the industry include insurance companies, banks, equipment leasing firms, investment bankers, venture capital and private equity funds, money managers, hedge funds, and private investors. Many of these sources have substantially greater financial resources than is contemplated will be available to the Fund. Therefore, the Fund will have to compete for investment opportunities based on its ability to respond to the needs of the prospective company and its willingness to provide management assistance. In some instances, the Fund's requirements as to provision of management assistance will cause it to be non-competitive.

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

OTHER INVESTMENT FUNDS

     Renaissance Group currently serves as the Investment Manager to Renaissance US Growth Investment Trust PLC ("RUSGIT"). RUSGIT is a public limited company registered in the United Kingdom and listed on the London Stock Exchange, which invests in privately placed convertible securities issued by companies similar to the investments of the Fund. RUSGIT will invest pari-passu with the Fund on all relevant terms, except that amounts may differ. In 1996, RUSGIT raised net capital of approximately $30,789,000.

     Renaissance Group also serves as the Investment Adviser to BFS US Special Opportunities Trust PLC ("BFS") and is specifically responsible for managing the Growth Portfolio for BFS ("BFS Growth"). BFS is a public limited company registered in the United Kingdom and listed on the London Stock Exchange. BFS Growth invests in publicly traded equities, fixed-income and convertible securities of publicly traded issuers, and also invests in privately placed convertible instruments issued by companies similar to the investments of the Fund. For privately placed investments, BFS Growth will invest on a pari- passu basis with the Fund as to all relevant terms of the investment, except that amounts invested may differ. In 2001, BFS raised net investment capital of approximately $140,711,000, of which $83,555,000 was allocated to BFS Growth.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

TRADING

     The Fund's common stock is traded on the Nasdaq National Market System ("NMS") under the trading symbol RENN and reported on Bloomberg.

     The following table sets forth, for the periods indicated, the high and low prices for the Common Stock as quoted on the NMS.

                                                         High           Low

Year ended  December 31, 2001
     First quarter                                      $11.00        $ 8.81
     Second quarter                                     $11.00        $ 8.75
     Third quarter                                      $11.00        $ 9.85
     Fourth quarter                                     $11.45        $10.03

Year ended December 31, 2002
     First quarter                                      $10.93        $10.25
     Second quarter                                     $11.95        $ 9.96
     Third quarter                                      $10.00        $ 8.94
     Fourth quarter                                     $ 8.59        $ 6.75

NUMBER OF HOLDERS

     As of December 31, 2002, there were approximately 618 record holders of common stock. This total does not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks.

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

     Since the Fund was in an offering phase for all of 1994, no dividends were paid; however, the Fund paid shareholders a dividend on April 25, 1995 representing their pro rata portion of income earned by the Fund in 1994. For the period from April 25, 1995 to December 31, 1999, the Fund paid out income dividends on a quarterly basis. Income dividends have not been paid since that time due to the absence of net investment income. The Fund did pay capital gains dividends in both 2000 and 2001. A return of capital of $0.10 per share was made in December 2002 pursuant to the Fund's annual dividend distribution policy, which was announced in November 2002 (see Item 1. Business. INVESTMENT OBJECTIVES). Since inception, the Fund has distributed a total of $7.66 per share as of December 31, 2002. The payment dates and amounts of cash dividends per share since January 1, 2000, are as follows:

     Payment Date              Cash Distribution           Type of Distribution
     June 9, 2000                    $1.54                 Capital Gain
     August 16, 2001                 $0.54                 Capital Gain
     December 12, 2002               $0.10                 Tax Return of Capital

Item 6.  Selected Financial Data.

     The following selected financial data for the period from January 1, 1998, through December 31, 2002, is derived from the Fund's audited Financial
Statements  and  should  be  read  in  conjunction  with  the  Fund's  Financial
Statements and Notes thereto and "Management's discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

                       2002        2001         2000       1999         1998
Gross income (loss),
   including realized
   gain (loss)    $( 3,051,938) $2,676,702 $  9,750,577 $12,768,575 $ 5,956,344
Net unrealized
   appreciation
   (depreciation)
   on investments  ( 8,205,633)  9,365,167  ( 1,507,015)  4,465,591 ( 1,222,151)
Net income (loss)  (12,773,524)  9,546,715    5,032,203  13,535,928   2,794,004
Net income (loss)
    per share        (2.93)         2.19        1.18        3.27        0.66
Total assets        50,495,721  77,016,668   64,077,600  46,725,122  42,322,725
Net assets          41,259,066  54,537,508   47 346,067  45,934,306  41,475,701
Net assets Per Share   9.48       12.50        10.86       11.09       10.01

                                        Selected Per Share Data

                       2002        2001         2000        1999        1998
Investment Income      0.09        0.14         0.40        0.42        0.67
Operating Expenses    (0.33)      (0.54)       (0.75)      (0.89)      (0.46)
Interest Expense      (0.01)      (0.03)       (0.00)      (0.00)      (0.00)
Net Investment
   Income (Loss)      (0.26)      (0.43)       (0.36)      (0.48)       0.21
Tax return of capital (0.10)      (0.00)       (0.03)      (0.08)      (0.30)
Distributions from
   net  capital gains (0.00)      (0.54)       (1.47)      (2.11)      (0.68)
Net realized gain
   (loss) on
   investments        (0.79)       0.47         1.89        2.67        0.74
Net increase
   (decrease)
   in unrealized
   appreciation
   of investments     (1.89)       2.14        (0.35)       1.08       (0.29)
Increase (decrease)
   in net asset
   value              (3.05)       1.64        (0.32)       1.08       (0.32)
Capital stock
   transactions       (0.01)       0.00         0.09        0.00        0.08

Net Asset Value:
   Beginning of year  12.50       10.86        11.09       10.01       10.25
   End of year      $  9.48      $12.50       $10.86      $11.09      $10.01


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The purpose of the Fund is to provide growth capital to small- and medium-sized public companies whose ability to service the securities is sufficient to provide a quarterly return to the shareholders and whose growth potential is sufficient to provide opportunity for above-average capital appreciation.

SOURCES OF OPERATING INCOME

     The major source of operating income for the Fund is investment income, either in the form of interest on debentures, dividends on stock, or interest on securities held pending investment in Portfolio Companies. However, the Fund also generates income through capital gains. Further, the Fund in some cases receives due diligence, commitment, and closing fees, as well as other similar types of revenue. Director's compensation received by Renaissance Group (or its personnel) for services to a Portfolio Company is paid to the account of the Fund.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 2002, the Fund invested $3,270,526 in twelve (12) new portfolio investments and invested an additional $3,605,834 in follow-on investments to eight (8) portfolio companies. Distributions made to investors in 2002 amounted to $435,171 or $0.10 per share, which was a return of capital. During 2002, gains were realized from the sale of securities of Bentley Pharmaceuticals, Inc., JAKKS Pacific, Inc., and OmniVision Technologies, Inc., offset by realized losses taken on investments in Daisytek, Display Technologies, Fortune Natural Resources Corp., Northwestern Steel & Wire, Play By Play Toys & Novelties, RailAmerica, and Verso Technologies. Net loss for 2002 was ($12,773,524) due to unrealized depreciation on portfolio investments. The net cash used in operating activities was ($14,345,832). The Fund issued no new shares for the dividend reinvestment plan, as dividend reinvestment shares were purchased in the open market. At December 31, 2002, the Fund had approximately $1.7 million in cash and cash equivalents net of all liabilities. Renaissance Group believes that current cash levels are sufficient to pay expenses as they come due and also to make a limited amount of follow-on investments if necessary.

     The majority of the Fund's investments in Portfolio Companies are individually negotiated, non-registered for public trading, and are subject to legal and contractual investment restrictions. Accordingly, the Portfolio Investments are generally considered non-liquid. This lack of liquidity primarily affects the ability to make new investments and distributions to shareholders.

     From time to time, funds are deposited in margin accounts and invested in government securities. Government securities used as cash equivalents typically consist of U. S. Treasury securities or other U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less. These investments qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act.

RESULTS OF OPERATIONS

2002 Compared to 2001

     During the year ended December 31, 2002, the Fund made additional portfolio investments aggregating $6,851,707 compared to $3,509,674 in 2001. The Fund realized proceeds from the sale of investments in the amount of $4,911,282 compared to $10,364,052 in 2001. The Fund's realized net loss of ($12,773,524) is due to a combination of a net investment loss of ($1,138,298), net unrealized depreciation on investments of ($8,205,633), and net realized loss on investments of ($3,429,593).

     Interest income decreased 34.14% for the year in comparison to 2001 primarily due to the conversion of debt positions into equity. In addition, reserves were taken on interest accruals for some of the Fund's investments. Dividend income decreased 63.86% from $195,453 in 2001 to $70,640 in 2002 due primarily to smaller custodial cash balances earning dividends and decreased dividends declared and paid by portfolio investments. Commitment and other fee income increased from $3,100 in 2001 to $28,442 in 2002 primarily as a result of increased loan closing fees.

     General and administrative expenses, including interest expense and legal fees, but excluding incentive and management fees, decreased 1.17% from $662,872 in 2001 to $655,119. No incentive fee was incurred in 2002 compared to an incentive fee expense of $919,429 in 2001 because there were no net realized capital gains achieved on investments during 2002. Management fees decreased from $912,544 in 2001 to $860,834 in 2002, a decrease of 5.67% due to lower portfolio values during 2002. Net investment loss decreased 39.24% to ($1,138,298) in 2002 down from ($1,873,288) in 2001 due primarily to the absence of an incentive fee in 2002, combined with the decrease in interest expense, legal fees, and management fees, partially offset by the increase in general and administrative expenses.

     Net income decreased from $9,546,715 in 2001 to a net loss of ($12,773,524) in 2002. In 2001, the Fund had realized gains of $2,054,836 compared to a net realized loss on investments of ($3,429,593) in 2002. Likewise, the Fund experienced net unrealized appreciation on investments in 2001 of $9,365,167 compared to the 2002 net unrealized depreciation on investments in the amount of ($8,205,633).

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

     Interest income decreased 71.19% for the year in comparison to 2000 primarily because many of the Fund's debt positions were converted to equity positions. Dividend income in 2001 increased 70.77% from $114,455 in 2000 to $195,453 in 2001 due primarily to the previously described conversion from debt to equity positions and a change in the custodial arrangements whereby short-term treasury funds now earn a dividend rather than interest. Commitment and other fee income decreased from $112,375 in 2000 to $3,100 in 2001due to fewer investments being originated together with a reduction in outside directors fees and advisory fees as a result of the Fund's officers holding fewer outside board positions.

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

     Approximately 48% of the Fund's net assets consists of common stocks and warrants and options to purchase common stock in publicly traded companies.
These investments are directly exposed to equity price risk, in that a percentage change in these equity prices would result in a similar percentage change in the fair value of these securities.

     Approximately 36% of the Fund's net assets consists of fixed rate convertible debentures and other debt instruments as well as convertible preferred securities. Since these instruments are generally priced at a fixed rate, changes in market interest rates do not directly impact interest income, although they could impact the Fund's yield on future investments in debt instruments. In addition, changes in market interest rates are not typically a significant factor in the Fund's determination of fair value of its debt instruments, as it is generally assumed they will be held to maturity, and their fair values are determined on the basis of the terms of the particular instrument and the financial condition of the issuer.

     Approximately 11% of the Fund's net assets consists of equity investments in private companies. The Fund would anticipate no impact on these investment from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on these investments.

Item 8.  Financial Statements and Supplementary Data.

     For the Index to Financial Statements, see "Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file its definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held on May 16, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

Item 14.  Controls and Procedures.

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

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8 K.

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

Item 16.  Principal Accountant Fees and Services.

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

Date:  March 24, 2003
                              Renaissance Capital Growth & Income Fund III, Inc.
                                               (Registrant)

                         By:              /S/ Russell Cleveland
                              Russell Cleveland, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.

Signature                      Capacity in Which Signed                     Date

 /S/ Russell Cleveland
Russell Cleveland              Chairman, President and Director   March 20, 2003


 /S/ Barbe Butschek            Secretary and Treasurer            March 20, 2003
Barbe Butschek


 /S/ Ernest C. Hill
Ernest C. Hill                 Director                           March 20, 2003


 /S/ Peter Collins
Peter Collins                  Director                           March 20, 2003


 /S/ Edward O. Boshell, Jr.
Edward O.  Boshell, Jr.        Director                           March 20, 2003



/S/ Charles C. Pierce, Jr.
Charles C. Pierce, Jr.         Director                           March 20, 2003

                                  CERTIFICATION

I, Russell Cleveland, certify that:

1. I have reviewed this annual report on Form 10-K of Renaissance Capital Growth & Income Fund III, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and to the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/S/  Russell Cleveland
Russell Cleveland
President and CEO
March 20, 2003

                                  CERTIFICATION

I, Barbe Butschek, certify that:

1. I have reviewed this annual report on Form 10-K of Renaissance Capital Growth & Income Fund III, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and to the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/S/  Barbe Butschek
Barbe Butschek
Chief Financial Officer
March 20, 2003

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page

Report of Independent Auditors                                        F-2

Statements of Assets and Liabilities
December 31, 2002 and 2001                                            F-3

Schedules of Investments
December 31, 2002 and 2001                                      F-4 through F-15

Statements of Operations
Years ended December 31, 2002, 2001, and 2000                         F-16

Statements of Changes in Net Assets
Years ended December 31, 2002, 2001, and 2000                         F-17

Statements of Cash Flows
Years ended December 31, 2002, 2001, and 2000                  F-18 through F-19

Notes to Financial Statements                                  F-20 through F-26

                         Report of Independent Auditors



The Board of Directors and Stockholders
Renaissance Capital Growth & Income Fund III, Inc.:


We have audited the accompanying statements of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc., including the schedules of investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2002, by correspondence with the custodian and broker. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 2002 and 2001, and the results of its operations, changes in its net assets, and its cash flows for the years ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States.



                                                               Ernst & Young LLP


February 25, 2003

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Assets and Liabilities
                           December 31, 2002 and 2001

       Assets                                       2002               2001

Cash and cash equivalents                       $10,968,001         $27,125,926
Investments at fair value,
   cost of $32,918,344 and
   $35,015,807 in 2002 and
   2001, respectively (Note 5)                   39,459,243          49,762,340
Interest receivable, net of reserves                 28,409             114,539
Prepaid expenses                                     40,069              13,863
                                                -----------         -----------
                                                $50,495,721         $77,016,668
                                                ===========         ===========

                  Liabilities and Net Assets
Liabilities:
   Due to broker  (Note 3)                        9,001,163          22,197,146
   Accounts payable                                  12,106              13,472
   Accounts payable - affiliate (Note 4)            223,386             268,542
                                                -----------         -----------
                                                  9,236,655          22,479,160
Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
   20,000,000 shares; 4,561,618 issued;
   4,351,718 shares outstanding at December 31,
    2002, 4,361,618 shares outstanding at
    December 31, 2001                             4,561,618           4,561,618
Additional paid-in-capital                       35,642,954          37,125,714
Treasury stock at cost, 209,900 shares at
   December 31, 2002, and 200,000 shares
   at December 31, 2001                        (  1,734,966)       (  1,665,220)
Distributable earnings                         (  3,715,440)       (    231,137)
Net unrealized appreciation of investments        6,540,900          14,746,533
                                               ------------         -----------
         Net assets, equivalent to $9.48
           and $12.50 per share at December
           31,  2002 and 2001, respectively      41,259,066          54,537,508
                                               ------------        ------------
                                                $50,495,721         $77,016,668
                                                ===========         ===========

See accompanying notes.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                           December 31, 2002 and 2001

                                                       2002
                                   ---------------------------------------------
                                   Interest   Due               Fair    % of Net
                                     Rate     Date   Cost      Value     Assets
Eligible Portfolio Investments -
  Convertible Debentures and
   Promissory Notes

Active Link Communications, Inc. -
 Convertible bridge note (2)     12.00  09/30/03 $    41,480 $    41,789   0.10
 Convertible note (2)             8.00  09/30/03     125,000     126,000   0.31
 Convertible note (2)             8.00  09/30/03     250,000     252,000   0.61

Business Process Outsourcing -
 Convertible debenture (1)(3)    12.00  08/31/03      98,000     100,000   0.24

Dexterity Surgical, Inc. -
 Convertible debenture (2)        9.00  12/19/04   1,316,282   1,066,282   2.58

EDT Learning, Inc. -
 Convertible redeemable note (2) 12.00  03/29/12     500,000     500,000   1.21

eOriginal, Inc. -
 Promissory note  (3)            12.00  12/31/02   1,139,683   1,139,683   2.76

Integrated Security Systems, Inc. -
 Promissory notes (4)             8.00  09/05/03     325,000     325,000   0.79

Laserscope -
 Convertible debenture (2)        8.00  02/11/07   1,500,000   5,026,000  12.18

Simtek Corporation -
 Convertible debenture (2)        7.50  06/28/09   1,000,000   1,000,000   2.42
                                                 ----------- ----------- ------
                                                 $ 6,295,445 $ 9,576,754  23.21%
                                                 ----------- ----------- ------

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001

                                                       2002
                                   ---------------------------------------------
                                   Interest   Due               Fair    % of Net
                                     Rate     Date   Cost      Value     Assets

Other Portfolio Investments -
 Convertible Debentures and
   Promissory Notes

CareerEngine Network, Inc. -
 Convertible debenture (2)       12.00  03/31/10 $   250,000 $   250,000   0.61

Interpool, Inc. -
 Convertible debenture (2)        9.25  12/27/22     375,000     375,000   0.91
                                                 ----------- ----------- ------
                                                 $   625,000 $   675,000   1.51%



(1)  Valued at fair value as determined by the Investment Adviser (Note 6).
(2) Restricted securities - securities that are not fully registered and freely tradeable.
(3)  Securities in a privately owned company.
(4) Securities that have no provision allowing conversion into a security for which there is a public market.
(5) Included Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001

                                                       2002
                                   ---------------------------------------------
                                                              Fair      % of Net
                                   Shares       Cost          Value       Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. -
  Common stock                      400,000  $   500,000  $ 3,187,800      7.73

CaminoSoft Corp. -
  Common stock                    1,750,000    4,000,000     1,559,250     3.78
  Common stock   (2)                708,333      875,000       549,250     1.33

Dexterity Surgical, Inc. -
  Preferred stock - A (2)               500      500,000             0     0.00
  Preferred stock - B (2)               500      500,000             0     0.00
  Common stock (2)                  260,000      635,000             0     0.00

eOriginal, Inc. -
  Series A, preferred stock  (1)      6,000    1,500,000       794,000     1.92
  Series B-1, preferred stock (1)     1,785      392,700     1,426,215     3.46
  Series B-3, preferred stock  (1)      447      107,280       357,153     0.87
  Series C-1, preferred stock  (1)    2,353    2,000,050     2,000,050     4.85

Fortune Natural Resources Corp. -
  Common stock                    1,262,394      500,500        81,235     0.20

Gasco Energy, Inc. -
  Common stock                      250,000      250,000       112,150     0.27

Integrated Security Systems, Inc. -
  Common stock                      393,259      215,899        93,438     0.23
  Common stock - PIK (2)            104,787       28,319        23,640     0.06
  Series D, preferred stock (2)     187,500      150,000        54,000     0.13
  Series F, preferred stock (2)   2,714,945      542,989       612,492     1.48
  Series G, preferred stock (2)  18,334,755    3,666,951     4,086,321     9.90

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001

                                                       2002
                                   ---------------------------------------------
                                                              Fair      % of Net
                                   Shares       Cost          Value       Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

JAKKS Pacific, Inc. -
  Common stock                       59,847  $   357,088   $   798,078     1.93

Poore Brothers, Inc. -
  Common stock (2)                2,016,357    2,078,170     4,669,485    11.32

Simtek Corp. -
  Common stock  (2)               1,000,000      195,000       150,400     0.36

ThermoView Industries, Inc. -
  Common stock                      134,951      497,832       120,241     0.29

Miscellaneous Securities                           2,165       462,349     1.12
                                             -----------   -----------   ------
                                             $19,494,943   $21,103,733    51.15%

(1)  Valued at fair value as determined by the Investment Adviser (Note 6).
(2) Restricted securities - securities that are not fully registered and freely tradeable. (3) Securities in a privately owned company.
(4) Securities that have no provision allowing conversion into a security for which there is a public market.
(5) Included Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001

                                                       2002
                                   ---------------------------------------------
                                                              Fair      % of Net
                                   Shares       Cost          Value       Assets
Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

AirNet Systems, Inc. -
  Common stock                       75,000  $   318,750   $   296,860     0.72

Bentley Pharmaceuticals, Inc. -
  Common stock                      259,979      535,168     2,071,902     5.02

Canterbury Consulting Group, Inc. -
  Common stock                      200,000      193,473        51,480     0.12

Capital Senior Living Corp -
  Common stock                       44,500      110,975       112,340     0.27

Creative Host Services, Inc. -
  Common stock                        4,830        7,921         9,085     0.02

Daisytek International, Inc. -
  Common stock                       49,600      507,639       389,395     0.94

Dave & Busters, Inc. -
  Common stock                      100,000      653,259       856,350     2.08

Dwyer Group, Inc. -
  Common stock                      675,000    1,966,632     2,559,397     6.20

EDT Learning, Inc. -
  Common stock                       48,266       27,033        14,335     0.03

I-Flow Corporation -
  Common stock                      100,000      254,038       154,440     0.37

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001

                                                       2002
                                   ---------------------------------------------
                                                              Fair      % of Net
                                   Shares       Cost          Value       Assets
Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Inet Technologies, Inc. -
  Common stock                       75,000  $   367,434   $   452,925     1.10

Precis, Inc. -
  Common stock                      100,700    1,025,047       550,305     1.33

US Home Systems, Inc. -
  Common stock                      110,000      535,587       601,128     1.46

Miscellaneous Securities                               0             0     0.00

                                             $ 6,502,956    $ 8,119,942   19.68%
                                             -----------    -----------  ------
                                             $32,918,344    $39,459,243   95.64%
                                             ===========    ===========  ======
Allocation of Investments -
  Restricted Shares, Unrestricted Shares,
  and Other Securities

Restricted Securities   (2)                  $15,097,941    $19,191,669   46.52%
Unrestricted Securities                      $12,255,525    $13,663,124   33.12%
Other Securities  (5)                        $ 5,564,878    $ 6,604,450   16.01%


(1)  Valued at fair value as determined by the Investment Adviser (Note 6).
(2) Restricted securities - securities that are not fully registered and freely tradeable. (3) Securities in a privately owned company.
(4) Securities that have no provision allowing conversion into a security for which there is a public market.
(5) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001

                                                       2001
                                   ---------------------------------------------
                                   Interest   Due               Fair    % of Net
                                     Rate     Date   Cost      Value     Assets

Eligible Portfolio Investments -
  Convertible Debentures and
   Promissory Notes

Active Link Communications, Inc. -
 Convertible bridge note (2)    12.00   05/02   $   116,667  $   150,792   0.28
 Convertible note (2)            8.00  09/30/02     125,000      161,563   0.30
 Convertible note (2)            8.00  09/30/02     250,000      288,125   0.53

Dexterity Surgical, Inc. -
 Convertible debenture (2)       9.00  12/19/04   1,329,577    1,329,577   2.44

Display Technologies, Inc. -
 Convertible debenture (2)(4)    8.75  03/02/05   1,750,000            0   0.00

eOriginal, Inc. -
 Promissory note (1)            12.00  06/30/02     500,000      500,000   0.92

Integrated Security Systems, Inc. -
 Promissory notes (2)            8.00  01/25 -
                                       05/14/02     200,000      200,000   0.37

Laserscope -
 Convertible debenture (2)       8.00  02/11/07   1,500,000    2,770,000   5.08

Northwestern Steel & Wire Corp. -
 Debt (3)                         N/A      N/A      127,500      127,500   0.23
                                                -----------  -----------  -----
                                                $ 5,898,744  $ 5,527,557  10.14

(1)  Valued at fair value as determined by the Investment Adviser (Note 6).
(2)  Restricted securities under Rule 144 (Note 7).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2001.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001

                                                       2001
                                   ---------------------------------------------
                                   Interest   Due               Fair    % of Net
                                     Rate     Date   Cost      Value     Assets

Other Portfolio Investments -
 Convertible Debentures and
   Promissory Notes

CareerEngine Network, Inc. -
 Convertible debenture (2)      12.00  03/31/10 $   250,000  $   250,000   0.46

Play by Play Toys & Novelties -
 Convertible debenture (3)(4)   10.50  12/31/00   2,425,748      500,000   0.92

RailAmerica, Inc. -
 Convertible debenture           6.00  07/31/04     500,000      715,770   1.31
                                                -----------  -----------  -----
                                                $ 3,175,748  $ 1,465,770   2.69


(1)  Valued at fair value as determined by the Investment Adviser (Note 6).
(2)  Restricted securities under Rule 144 (Note 7).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2001.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001

                                                       2001
                                   ---------------------------------------------
                                                              Fair      % of Net
                                   Shares       Cost          Value       Assets

Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. -
 Common stock                       400,000   $   500,000   $ 4,035,240    7.40

CaminoSoft Corp. -
  Common stock                    1,750,000     4,000,000     2,858,625    5.24
  Common stock   (2)                708,333       875,000     1,048,625    1.92

Dexterity Surgical, Inc. -
  Preferred stock - A (2)               500       500,000         5,769    0.01
  Preferred stock - B (2)               500       500,000         5,769    0.01
  Common stock (2)                  260,000       635,000             0    0.00

Display Technologies, Inc. -
  Common stock (2)                  127,604       500,000             0    0.00

eOriginal, Inc. -
  Series A, preferred stock (1)       6,000     1,500,000     4,794,000    8.79
  Series B-1, preferred stock  (1)    1,785       392,700     1,426,215    2.62
  Series B-3, preferred stock  (1)      447       107,280       357,153    0.65
  Series C-1, preferred stock  (1)    2,353     2,000,050     2,000,050    3.67

Fortune Natural Resources Corp. -
  Common stock                    1,322,394       545,500       209,467    0.38

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001
                                                       2001
                                   ---------------------------------------------
                                                              Fair      % of Net
                                   Shares       Cost          Value       Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Integrated Security Systems, Inc. -
  Common stock                      393,259       215,899       159,624    0.29
  Common stock - PIK (2)             13,463         3,366         5,189    0.01
  Series D, preferred stock (2)     187,500       150,000        92,250    0.17
  Series F, preferred stock (2)   2,714,945       542,989     1,046,339    1.92
  Series G, preferred stock (2)  18,334,755     3,666,951     7,016,215   12.86

JAKKS Pacific, Inc. -
  Common stock                       87,347       521,172     1,638,674    3.00

Poore Brothers, Inc. -
  Common stock (2)                1,931,357     1,963,170     4,488,689    8.23

Simtek Corp. -
  Common stock  (2)               1,000,000       195,000       394,800    0.72

ThermoView Industries, Inc. -
  Common stock (2)                   31,851       415,384        27,433    0.05

Verso Technologies, Inc. -
  Common stock (2)                  179,375       512,500       219,196    0.40

Miscellaneous Securities                            5,915     1,040,722    1.91
                                              -----------   -----------   -----
                                              $20,247,876   $32,870,044   60.27

(1)  Valued at fair value as determined by the Investment Adviser (Note 6).
(2)  Restricted securities under Rule 144 (Note 7).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2001.

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001
                                      2001
                                                       2001
                                   ---------------------------------------------
                                                              Fair      % of Net
                                   Shares       Cost          Value       Assets

Other Portfolio Investments -
 Common Stock, Preferred Stock,
   and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. -
  Common stock                      524,979   $ 1,470,478   $ 5,296,037    9.71

Dave & Busters, Inc. -
  Common stock                      100,000       653,259       621,720    1.14

Display Technologies, Inc. -
  Common stock (2)                   13,880       549,741             0    0.00
  Preferred stock (2)                 5,000       500,000             0    0.00

Dwyer Group, Inc. -
  Common stock                      675,000     1,966,631     3,307,838    6.07

EDT Learning, Inc. -
  Common stock                       31,600        16,590        45,988    0.08

Precis, Inc. -
  Common stock                        6,200        36,740        74,884    0.14

RailAmerica, Inc. -
  Common stock                       40,000       500,000       493,696    0.91

Miscellaneous Securities                                0        58,806    0.11
                                              -----------   -----------  ------
                                              $ 5,693,439   $ 9,898,969   18.15
                                              -----------   -----------  ------

                                              $35,015,807   $49,762,340   91.24
                                              ===========   ===========   =====

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                           December 31, 2002 and 2001


Allocation of Investments -
  Restricted Shares, Unrestricted
    Shares, and Other Securities

Restricted  Securities Under Rule 144         $17,030,345   $19,500,331   35.76
Unrestricted Securities                        13,352,018    19,957,562   36.59
Other Securities (5)                            4,633,444    10,304,447   18.89

(1)  Valued at fair value as determined by the Investment Adviser (Note 6).
(2)  Restricted securities under Rule 144 (Note 7).
(3)  Company is liquidating in bankruptcy.
(4) Interest payments under the terms of the convertible debentures are delinquent as of December 31, 2001. (5) Includes Miscellaneous Securities, securities of privately owned companies; and securities for which there is no market.
(5) Includes Miscellaneous Securities, securities of privately owned companies; and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                  Years ended December 31, 2002, 2001, and 2000


                                           2002           2001          2000
Income:
   Interest                           $   278,573    $   423,002    $ 1,468,068
   Dividends                               70,640        195,453        114,455
   Commitment and other fees               28,442          3,100        112,375
                                     ------------   ------------   ------------
                                          377,655        621,555      1,694,898
                                     ------------   ------------   ------------
Expenses (Note 4):
   General and administrative             484,121        411,348        422,554
   Incentive fee                                -        919,429      1,611,135
   Interest expense                        61,071        123,199              -
   Legal expense                          109,927        128,323        121,187
   Management fees                        860,834        912,544      1,056,483
                                     ------------   ------------   ------------
                                        1,515,953      2,494,843      3,211,359
                                     ------------   ------------   ------------
         Net investment loss         (  1,138,298)  (  1,873,288)  (  1,516,461)
                                     ------------   ------------   ------------
Realized and unrealized gain (loss)
   on investments:
   Net change in unrealized
      appreciation (depreciation)
      on investments                 (  8,205,633)     9,365,167   (  1,507,015)
   Net realized gain (loss) on
      investments                    (  3,429,593)     2,054,836      8,055,679
                                     ------------   ------------   ------------
         Net gain (loss) on
             investments             ( 11,635,226)    11,420,003      6,548,664
                                     ------------   ------------   ------------
         Net income (loss)           ($12,773,524)   $ 9,546,715    $ 5,032,203
                                     ============   ============   ============
Net income (loss) per
   share (Note 2(e))                 ($      2.93)   $      2.19    $      1.18
                                     =============  ============   ============





See accompanying notes.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statements of Changes in Net Assets
                  Years ended December 31, 2002, 2001, and 2000

                                         2002           2001           2000

From operations:
   Net investment loss               $( 1,138,298)  $( 1,873,288)  $( 1,516,461)
   Net realized gain (loss)
       on investments                 ( 3,429,593)     2,054,836      8,055,679
   Increase (decrease) in
       unrealized appreciation
     on investments                   ( 8,205,633)     9,365,167    ( 1,507,015)
                                     ------------    -----------    -----------
         Net increase (decrease) in
         net assets resulting from
         operations                   (12,773,524)     9,546,715      5,032,203
                                      -----------     ----------    -----------
From distributions to stockholders:
   Common dividends from net
      investment income                         -              -    (   140,900)
   Common dividends from
      realized gains                  ( 2,355,274)   ( 6,239,230)
   Tax return of capital              (   435,172)             -              -
                                      ------------   ------------  ------------
         Net decrease in net assets
         resulting from
         distributions                (   435,172)   ( 2,355,274)   ( 6,380,130)
                                      ------------   ------------   -----------
From capital transactions:
   Shares issued                                -              -      2,759,688
   Purchase of treasury stock         (    69,746)             -              -
                                      ------------   -----------    -----------
      Net increase (decrease) in
         net assets resulting
         from capital transactions    (    69,746)             -      2,759,688
                                      ------------   -----------    -----------
         Total increase (decrease)
            in net assets             (13,278,442)     7,191,441      1,411,761

Net assets:
   Beginning of year                   54,537,508     47,346,067     45,934,306
                                      -----------    -----------    -----------
   End of year                        $41,259,066    $54,537,508    $47,346,067
                                      ===========    ===========    ===========






See accompanying notes.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Cash Flows
                  Years ended December 31, 2002, 2001, and 2000

                                         2002            2001           2000
Cash flows from operating activities:
   Net income (loss)                 $(12,773,524)   $  9,546,715  $  5,032,203
   Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in)
      operating activities:
         Net change in unrealized
            (appreciation) depreci-
             ation on investments       8,205,633    (  9,365,167)    1,507,015
         Net realized gain (loss)
             on investments             3,429,593    ( 2,054,836)  (  8,055,679)
         (Increase) decrease in
             interest receivable           61,177        349,571   (    239,827)
         (Increase) decrease in
             other assets             (    26,206)        25,949         28,685
         Increase (decrease) in
             accounts payable         (     1,366)  (        610)  (     97,626)
         Increase (decrease) in
             accounts payable -
             affiliate                (    45,156)        33,115         22,037
         Increase (decrease) in
             due to broker            (13,195,983)     5,715,122     16,482,024
                                      -----------     ----------    -----------
          Net cash provided by
                 (used in) operating
                 activities           (14,345,832)     4,249,859     14,678,832
                                      -----------    -----------    -----------
Cash flows from investing activities:
         Purchase of investments      ( 6,851,707)   ( 3,509,674)   ( 7,838,711)
         Proceeds from sale of
             investments                4,911,282     10,364,052     10,366,539
         Repayment of debentures          633,250        170,423              -
                                      -----------    -----------    -----------
            Net cash provided by
                 (used in) investing
                 activities           ( 1,307,175)     7,024,801      2,527,828
                                      -----------    -----------    -----------
Cash flows from financing activities:
   Net proceeds from issuance of shares         -              -      2,759,688
   Purchase of treasury shares        (    69,746)             -              -
   Cash distributions                 (   435,172)   ( 2,355,274)  (  6,845,848)
                                      -----------    -----------   ------------
         Net cash used in financing
               activities             (   504,918)   ( 2,355,274)  (  4,086,160)
                                      -----------    -----------   ------------

               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Cash Flows (continued)
                   Years ended December 31, 2002 2001 and 2000


                                         2002            2001           2000


Net increase (decrease) in cash
        and cash equivalents          (16,157,925)     8,919,386     13,120,500
Cash and cash equivalents at
        beginning of the year          27,125,926     18,206,540      5,086,040
                                     ------------   ------------   ------------
Cash and cash equivalents at
        end of the year              $ 10,968,001   $ 27,125,926   $ 18,206,540
                                     ============   ============   ============

Cash paid during the year for
     interest                        $     61,071   $    123,199              -
Cash paid during the year for
     income/excise taxes             $      1,671   $     23,068    $    24,297

Noncash investing and financing activities:

     During 2002, the Fund received common stock in settlement of amounts due from interest totaling $18,148 and from dividends totaling $6,805.

     During 2001, the Fund received common stock in settlement of amounts due from dividends totaling $3,366.

     During 2000, the Fund received common stock in settlement of amounts due from interest totaling $3,500 and received common stock in prepayment of interest totaling $135,000. The Fund also received common stock totaling $42,000 as a commitment fee.





See accompanying notes.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000

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

(2)  Summary of Significant Accounting Policies

     (a)  Valuation of Investments

          Portfolio investments are stated at quoted market or fair value as determined by the Investment Adviser (Note 6). The securities held by the Fund are primarily unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

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

     (d)  Federal Income Taxes

          The Fund has elected the special income tax treatment available to "regulated investment companies" ("RIC") under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                    Notes to Financial Statements (Continued)
                        December 31, 2002, 2001, and 2000

          limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund's taxable investment income to its shareholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund's taxable investment income and long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund's net assets as well as the amount of income available for distribution to shareholders.

     (e)  Net income per share

          Net income per share is based on the weighted average number of shares outstanding of 4,359,748 during 2002, 4,361,618 during 2001, and 4,253,475 during 2000.

     (f)  Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as to the valuation of investments that effect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

(3)  Due to Broker

     The Fund conducts business with one prime broker for its investment activities. The clearing and depository operations for the investment activities are performed pursuant to agreements with this prime broker. Due to broker represents a margin loan payable to the prime broker, which is secured by investments in securities maintained with the prime broker. Cash and cash equivalents related to the margin loan payable are held by the prime broker. The Fund is subject to credit risk to the extent the prime broker is unable to deliver cash balances or securities, or clear security transactions on the Fund's behalf. The Investment Adviser actively monitors the Fund's exposure to the broker and believes the likelihood of loss under those circumstances is remote.

(4)  Management and Incentive Fees and Reimbursement

     The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the Agreement), the Investment Adviser performs certain

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                    Notes to Financial Statements (Continued)
                        December 31, 2002, 2001, and 2000

     services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

     o The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% (1.75% annually) of the Fund's Net Assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred
          $860,834,   $912,544,   and  $1,056,483  for  2002,  2001,  and  2000,
          respectively, for such management fees. Amounts payable for such fees at December 31, 2002, 2001 were $191,651 and $239,650, respectively.

     o The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund's realized capital gains in excess of realized capital losses of the Fund after allowance for any unrealized capital losses in excess of unrealized capital gains on the portfolio investments of the Fund. The incentive fee is calculated, accrued, and paid on a quarterly basis. The Fund incurred $0, $919,429 and $1,611,135 during the years ended 2002, 2001, and 2000, respectively, for such incentive fees.

     o The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $83,443, $117,894, and $101,929, for 2002, 2001, and 2000, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

(5)  Eligible Portfolio Companies and Investments

     (a)  Eligible Portfolio Companies.

          The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the fund's assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in eligible portfolio investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                    Notes to Financial Statements (Continued)
                        December 31, 2002, 2001, and 2000

     (b)  Investments.

          Investments are carried in the statements of assets and liabilities as of December 31, 2002, and December 31, 2001, at fair value, as determined in good faith by the Investment Adviser. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

(6)  Valuation of Investments

     On a quarterly basis, the Investment Adviser prepares a valuation of the assets of the Fund subject to the approval of the Fund's Board of Directors. The valuation principles are as follows:

     o Generally, the guiding principle for valuation is application of objective standards. The objective standards for determining market prices and applying valuation methodologies govern in all situations except where a debt issuer is in default.

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                    Notes to Financial Statements (Continued)
                        December 31, 2002, 2001, and 2000

     o Portfolio investments for which market quotations are readily available and which are freely transferable are valued as follows: (i) securities traded on a securities exchange or the Nasdaq or in the over-the-counter market are valued at the closing price on, or the last trading day prior to, the date of valuation, and (ii) securities traded in the over-the-counter market that do not have a closing price on, or the last trading day prior to, the date of valuation are valued at the average of the closing bid and ask price for the last trading day on, or prior to, the date of valuation. Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) are valued by discounting the value for the last trading day on, or prior to, the date of valuation to reflect the liquidity caused by such restriction, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions.

     o Because there is no independent and objective pricing authority (i.e. a public market) for investments in privately held entities, the latest sale of equity securities by the entity governs the value of the enterprise. This valuation method causes the Fund's initial investment in the private entity to be valued at cost. Thereafter, new issuances of equity or equity-linked securities by a portfolio company will be used to determine enterprise value as they will provide the most objective and independent basis for determining the worth of the issuer.

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

     o Where a portfolio company is in default on a debt instrument held by the Fund, and no market exists for that instrument, the fair value for the investment is determined on the basis of appraisal procedures established in good faith by the Investment Adviser. This type of fair value determination is based upon numerous factors such as the portfolio company's earnings and net worth, market prices for comparative investments (similar securities in the market place), the terms of the Fund's investment, and a detailed assessment of the portfolio company's future financial prospects. In the event of unsuccessful operations by a portfolio company, the appraisal may be based upon an estimated net realizable value when that investment is liquidated.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                    Notes to Financial Statements (Continued)
                        December 31, 2002, 2001, and 2000

          As of December 31, 2002, and December 31, 2001, the net unrealized appreciation associated with investments held by the Fund was $6,540,900, and $14,746,533 respectively. For 2002, the Fund had gross unrealized gains of $13,970,011 and gross unrealized losses of ($7,429,111) for book and federal income tax purposes. For 2001, the Fund had gross unrealized gains of $23,730,567 and gross unrealized losses of ($8,984,034) for book and federal income tax purposes.

(7)  Restricted Securities

     As indicated on the schedule of investments as of December 31, 2002, and December 31, 2001, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (Note 6).

(8)  Purchase of Additional Shares

     In accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund, purchasing 218,676 Fund shares issued directly by the Fund in 2000. The Fund issued no shares in 2002 or 2001 under the dividend reinvestment plan.

(9)  Distributions to Shareholders

     The tax character of distributions paid by the Fund was as follows:

                  2002 -- Tax return of capital            $  435,172
                  2001 -- Capital gain dividends           $2,355,274

     There were no undistributed earnings on a federal tax basis at the end of both 2002 and 2001. The capital loss carryover of $3,429,593 will expire in 2010. The tax cost of securities is identical to the book cost.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                    Notes to Financial Statements (Continued)
                        December 31, 2002, 2001, and 2000

(10) Financial Highlights

     Selected per share data and ratios for each share of common stock outstanding throughout the year ended December 31, 2002, and December 31, 2001 are as follows:

                                                         2002            2001

         Net asset value, beginning of year            $ 12.50         $ 10.86

         Net investment loss                            (  .26)         (  .43)

         Net realized and unrealized gain (loss)
             on investments                             ( 2.66)           2.61
                                                       -------          ------
                  Total return from investment
                        operations                      ( 2.92)           2.18

         Distributions:
         From net capital gains                              0          (  .54)
         Tax return of capital                          (  .10)              0
                                                       -------         -------
         Net asset value, end of year                  $  9.48         $ 12.50

         Per share market value, end of year           $  7.86         $ 10.31

         Portfolio turnover rate                         12.13%           6.72%

         Annual return (a)                              (23.76%)         14.56%

         Ratio to average net assets (b):
         Net investment loss                           (  2.31%)       (  3.69%)
         Expenses, excluding incentive fees               3.07%           3.10%
         Expenses, including incentive fees               3.07%           4.91%

     (a) Annual return was calculated by comparing the common stock price on the first day of the year to the common stock price on the last day of the year.

     (b)  Average net assets have been computed based on quarterly valuations.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                    Notes to Financial Statements (Continued)
                        December 31, 2002, 2001, and 2000

                                  EXHIBIT 99-1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. ss.1350, the undersigned officer of Renaissance Capital Growth & Income Fund III, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 20, 2003                                   /S/  Russell Cleveland
                                                              Russell Cleveland
                                                              President & CEO

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                    Notes to Financial Statements (Continued)
                        December 31, 2002, 2001, and 2000
                                  EXHIBIT 99-2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. ss.1350, the undersigned officer of Renaissance Capital Growth & Income Fund III, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 20, 2003                              /S/  Barbe Butschek
                                                         Barbe Butschek
                                                         Chief Financial Officer