Form 10-Q
period 2003-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2003-05-16
CIK 919567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

       4,351,418 shares of common stock were outstanding at May 14, 2002.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

         Assets                                 December 31,2002   March 31,2003

Cash and cash equivalents                       $10,968,001        $20,185,505
Investments at fair value, cost of $32,918,344
   and $34,779,568 December 31,2002 and
   March 31, 2003, respectively                  39,459,243         35,259,273
Interest and dividends receivable                    28,409            418,407
Prepaid expenses                                     40,068             21,575
                                                -----------       ------------
                                                $50,495,721        $55,884,760
                                                ===========        ===========

                           Liabilities and Net Assets

Liabilities:
   Due to broker (Note 3)                         9,001,163         19,003,991
   Accounts payable                                  12,106             20,932
   Accounts payable - affiliate                     223,386            372,169
                                                -----------        -----------
                                                  9,236,655         19,397,092
                                                -----------        -----------
Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
   20,000,000 shares; 4,561,618 issued;
   4,351,418 shares outstanding                   4,561,618          4,561,618
Additional paid-in-capital                       35,642,954         35,642,954
Treasury stock at cost, 209,900 shares at
   December 31, 2002 , and at March 31, 2003     (1,734,966)        (1,734,966)
Distributable earnings                           (3,751,440)        (2,461,643)
Net unrealized appreciation of investments        6,540,900            479,705
                                                 -----------        ----------
   Net assets, equivalent to $9.48 and $8.38
            per share at December 31, 2002
            March 31, 2003, respectively         41,259,066         36,487,668
                                                 ----------         ----------
                                                $50,495,721        $55,884,760
                                                ===========        ===========

See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                   (unaudited)

                                                    March 31, 2003
                                ------------------------------------------------
                                  Interest    Due               Fair    % of Net
                                    Rate      Date     Cost    Value      Assets
Eligible Portfolio Investments -
  Convertible Debentures and
   Promissory Notes

Active Link Communications, Inc. -
 Convertible bridge note (2)     12.00  09/30/03  $   41,480 $    41,480   0.11
 Convertible note (2)             8.00  09/30/03     125,000     125,000   0.34
 Convertible note (2)             8.00  09/30/03     250,000     250,000   0.69

Business Process Outsourcing -
 Convertible debenture (1)(3)    12.00  08/31/03      98,000     100,001   0.27

Dexterity Surgical, Inc. -
 Convertible debenture (2)        9.00  12/19/04    1,316,282   1,066,282  2.92

EDT Learning, Inc. -
 Convertible redeemable note (2) 12.00  03/29/12      500,000     500,000  1.37

Integrated Security Systems, Inc. -
 Promissory notes (4)             8.00  09/05/03      325,000     325,000  0.89

Laserscope -
 Convertible debenture (2)        8.00  02/11/07    1,500,000   4,621,320 12.67

Simtek Corporation -
 Convertible debenture (2)        7.50  06/28/09    1,000,000   1,000,000  2.74
                                                   ----------  ---------- -----

                                                  $ 5,155,762 $ 8,029,083 22.00%
                                                  -----------   --------- -----

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                                    March 31, 2003
                                ------------------------------------------------
                                  Interest    Due               Fair    % of Net
                                    Rate      Date     Cost    Value      Assets



Other Portfolio Investments -
 Convertible Debentures and
   Promissory Notes

CareerEngine Network, Inc. -
 Convertible debenture (2)       12.00  03/31/10  $   250,000 $   250,000  0.69

Interpool, Inc. -
 Convertible debenture (2)        9.25  12/27/22      375,000     375,000  1.02
                                                  -----------  ---------- -----

                                                  $   625,000  $  625,000  1.71%
                                                  -----------  ---------- -----



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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)




                                                       March 31, 2003
                                  ----------------------------------------------
                                                         Fair           % of Net
                                  Shares      Cost       Value           Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. -
  Common stock                     400,000  $   500,000  $ 3,175,920       8.70

CaminoSoft Corp. -
  Common stock                   1,750,000    4,000,000      883,575       2.42
  Common stock   (2)               708,333      875,000      289,575       0.79

Dexterity Surgical, Inc. -
  Preferred stock - A (2)              500      500,000            0       0.00
  Preferred stock - B (2)              500      500,000            0       0.00
  Common stock (2)                 260,000      635,000            0       0.00

eOriginal, Inc. -
  Series A, preferred stock  (3)    10,680    4,692,203      770,380       2.11
  Series B, preferred stock (3)     25,646      620,329    1,849,928       5.07
  Series C, preferred stock  (3)    28,929      699,734    2,086,741       5.72

Fortune Natural Resources Corp. -
  Common stock                   1,262,394      500,500       87,484       0.24

Gasco Energy, Inc. -
  Common stock  (2)                250,000      250,000       76,900       0.21

Integrated Security Systems, Inc. -
  Common stock                     393,259      215,899       70,079       0.19
  Common stock - PIK (2)           194,707       47,178            0       0.00
  Series D, preferred stock (2)    187,500      150,000       40,500       0.11
  Series F, preferred stock (2)  2,714,945      542,989      542,989       1.49
  Series G, preferred stock (2) 18,334,755    3,666,951    3,666,951      10.06

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                                       March 31, 2003
                                  ----------------------------------------------
                                                         Fair           % of Net
                                  Shares      Cost       Value           Assets


Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

JAKKS Pacific, Inc. -
  Common stock                      59,847      357,088      613,815       1.68

Poore Brothers, Inc. -
  Common stock (2)               2,016,357    2,078,170    3,835,520      10.52

Simtek Corp. -
  Common stock  (2)              1,000,000      195,000      150,400       0.41

ThermoView Industries, Inc. -
  Common stock                     134,951      497,832       60,121       0.16

Miscellaneous Securities                          2,165      179,432       0.49
                                            -----------  -----------     ------

                                            $21,526,042  $18,380,313      50.37%
                                            -----------  -----------      ------

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                                       March 31, 2003
                                  ----------------------------------------------
                                                         Fair           % of Net
                                  Shares      Cost       Value           Assets

Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

AirNet Systems, Inc. -
  Common stock  (2)                 75,000  $   318,750  $   170,033       0.47

Bentley Pharmaceuticals, Inc. -
  Common stock                     135,879      246,325    1,078,852       2.96

Canterbury Consulting Group, Inc. -
  Common stock                      28,572      193,473       28,003       0.08

Capital Senior Living Corp -
  Common stock                      57,100      146,335      166,761       0.46

Creative Host Services, Inc. -
  Common stock                       4,830        7,921        8,416       0.02

Daisytek International, Inc. -
  Common stock                     149,600      649,934      287,322       0.79

Dave & Busters, Inc. -
  Common stock                     100,000      653,259      895,950       2.45

Dwyer Group, Inc. -
  Common stock                     675,000    1,966,632    2,873,475       7.87

EDT Learning, Inc. -
  Common stock                      48,266       27,033       17,202       0.05

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                                       March 31, 2003
                                  ----------------------------------------------
                                                         Fair           % of Net
                                  Shares      Cost       Value           Assets

Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Flamel Technologies, SA -
  Common stock                      20,000       86,213      141,570       0.39

Gasco Energy, Inc. -
  Common stock                      68,125       48,767       36,420       0.10

I-Flow Corporation -
  Common stock                     100,000      254,038      249,480       0.68

Inet Technologies, Inc. -
  Common stock                      96,600      530,338      564,241       1.55

Medical Action Industries, Inc. -
  Common stock                      10,000      112,490      106,920       0.29

Nautilus Group, Inc. -
  Common stock                      25,000      400,626      352,935       0.97

Precis, Inc. -
  Common stock                     100,700    1,025,047      324,002       0.89

Stonepath Group, Inc. -
  Common stock (2)                 200,000      270,000      267,720       0.73

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                                       March 31, 2003
                                  ----------------------------------------------
                                                         Fair           % of Net
                                  Shares      Cost       Value           Assets
Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

US Home Systems, Inc. -
  Common stock                     110,000      535,587      655,578       1.80

Miscellaneous Securities                              0            0       0.00
                                            -----------   -----------     -----

                                           $  7,472,768  $ 8,224,880      22.55%
                                           ------------  ------------     ------

                                            $34,779,568  $35,259,273      96.63%
                                            ===========  ===========      ======

Allocation of Investments -
  Restricted Shares, Unrestricted Shares,
  and Other Securities

Restricted Securities   (2)                 $15,386,800  $17,269,670      47.33%
Unrestricted Securities                     $12,955,337  $12,678,121      34.74%
Other Securities  (5)                       $ 6,437,431  $ 5,311,482      14.56%


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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                               December 31, 2002
                                ------------------------------------------------
                                  Interest    Due               Fair    % of Net
                                    Rate      Date     Cost    Value      Assets

Eligible Portfolio Investments -
  Convertible Debentures and
   Promissory Notes

Active Link Communications, Inc. -
 Convertible bridge note (2)      12.00  09/30/03 $    41,480  $   41,789  0.10
 Convertible note (2)              8.00  09/30/03     125,000     126,000  0.31
 Convertible note (2)              8.00  09/30/03     250,000     252,000  0.61

Business Process Outsourcing -
 Convertible debenture (1)(3)     12.00  08/31/03      98,000     100,000  0.24

Dexterity Surgical, Inc. -
 Convertible debenture (2)         9.00  12/19/04   1,316,282   1,066,282  2.58

EDT Learning, Inc. -
 Convertible redeemable note (2)  12.00  03/29/12     500,000     500,000  1.21

eOriginal, Inc. -
 Promissory note  (3)             12.00  12/31/02   1,139,683   1,139,683  2.76

Integrated Security Systems, Inc. -
 Promissory notes (4)              8.00  09/05/03     325,000     325,000  0.79

Laserscope -
 Convertible debenture (2)         8.00  02/11/07   1,500,000   5,026,000 12.18

Simtek Corporation -
 Convertible debenture (2)         7.50  06/28/09   1,000,000   1,000,000  2.42
                                                   ----------   --------- ------

                                                  $ 6,295,445 $ 9,576,754 23.21%
                                                  ----------- ----------- ------

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                               December 31, 2002
                                ------------------------------------------------
                                  Interest    Due               Fair    % of Net
                                    Rate      Date     Cost    Value      Assets




Other Portfolio Investments -
 Convertible Debentures and
   Promissory Notes

CareerEngine Network, Inc. -
 Convertible debenture (2)        12.00  03/31/10 $   250,000 $   250,000  0.61

Interpool, Inc. -
 Convertible debenture (2)         9.25  12/27/22     375,000     375,000  0.91
                                                  ----------- -----------  -----
                                                  $   625,000 $   625,000  1.51%
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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                                  December 31, 2002
                                  ----------------------------------------------
                                                         Fair           % of Net
                                  Shares       Cost      Value           Assets

Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. -
  Common stock                      400,000 $   500,000  $ 3,187,800       7.73

CaminoSoft Corp. -
  Common stock                    1,750,000   4,000,000    1,559,250       3.78
  Common stock   (2)                708,333     875,000      549,250       1.33

Dexterity Surgical, Inc. -
  Preferred stock - A (2)               500     500,000            0       0.00
  Preferred stock - B (2)               500     500,000            0       0.00
  Common stock (2)                  260,000     635,000            0       0.00

eOriginal, Inc. -
  Series A, preferred stock  (5)      6,000   1,500,000      794,000       1.92
  Series B-1, preferred stock (5)     1,785     392,700    1,426,215       3.46
  Series B-3, preferred stock  (5)      447     107,280      357,153       0.87
  Series C-1, preferred stock  (5)    2,353   2,000,050    2,000,050       4.85

Fortune Natural Resources Corp. -
  Common stock                    1,262,394     500,500       81,235       0.20

Gasco Energy, Inc. -
  Common stock  (2)                 250,000     250,000      112,150       0.27

Integrated Security Systems, Inc. -
  Common stock                      393,259     215,899       93,438       0.23
  Common stock - PIK (2)            104,787      28,319       23,640       0.06
  Series D, preferred stock (2)     187,500     150,000       54,000       0.13
  Series F, preferred stock (2)   2,714,945     542,989      612,492       1.48
  Series G, preferred stock (2)  18,334,755   3,666,951    4,086,321       9.90

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                                   December 31, 2002
                                  ----------------------------------------------
                                                         Fair           % of Net
                                  Shares       Cost      Value           Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

JAKKS Pacific, Inc. -
  Common stock                       59,847 $   357,088  $   798,078       1.93

Poore Brothers, Inc. -
  Common stock (2)                2,016,357   2,078,170    4,669,485      11.32

Simtek Corp. -
  Common stock  (2)               1,000,000     195,000      150,400       0.36

ThermoView Industries, Inc. -
  Common stock                      134,951     497,832      120,241       0.29

Miscellaneous Securities                          2,165      462,349       1.12
                                            -----------   ----------      ------

                                            $19,494,943  $21,137,547      51.23%
                                            ----------   -----------      ------

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                                   December 31, 2002
                                  ----------------------------------------------
                                                         Fair           % of Net
                                  Shares       Cost      Value           Assets

Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

AirNet Systems, Inc. -
  Common stock  (2)                  75,000 $   318,750  $    296,860      0.72

Bentley Pharmaceuticals, Inc. -
  Common stock                      259,979     535,168    2,071,902       5.02

Canterbury Consulting Group, Inc. -
  Common stock                      200,000     193,473       51,480       0.12

Capital Senior Living Corp -
  Common stock                       44,500     110,975      112,340       0.27

Creative Host Services, Inc. -
  Common stock                        4,830       7,921        9,085       0.02

Daisytek International, Inc. -
  Common stock                       49,600     507,639      389,395       0.94

Dave & Busters, Inc. -
  Common stock                      100,000     653,259      856,350       2.08

Dwyer Group, Inc. -
  Common stock                      675,000   1,966,632    2,559,397       6.20

EDT Learning, Inc. -
  Common stock                       48,266      27,033       14,335       0.03

I-Flow Corporation -
  Common stock                      100,000     254,038      154,440       0.37

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)
                                                   December 31, 2002
                                  ----------------------------------------------
                                                         Fair           % of Net
                                  Shares       Cost      Value           Assets

Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Inet Technologies, Inc. -
  Common stock                       75,000  $   367,434   $    452,925    1.10

Precis, Inc. -
  Common stock                      100,700    1,025,047        550,305    1.33

US Home Systems, Inc. -
  Common stock                      110,000      535,587        601,128    1.46

Miscellaneous Securities                               0              0    0.00
                                             -----------    -----------   ------
                                             $ 6,502,956    $ 8,119,942   19.68%
                                             -----------    -----------   ------

                                             $32,918,344    $39,459,243   95.64%
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

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended March 31

                                                  2002                     2003
                                                  ----                     ----
Income:
   Interest                                 $     92,675            $   260,532
   Dividend Income                                18,510              1,106,009
                                            ------------            -----------
                                                 111,185              1,366,541
                                            ------------            -----------

Expenses:
   General and administrative                     87,323                 75,048
   Incentive fee                                       -                166,163
   Interest expense                               29,656                 10,033
   Legal and professional fees                    66,131                 58,165
   Management fees                               244,481                162,977
                                            ------------            -----------
                                                 427,591                472,386
                                            ------------            -----------

         Net investment income (loss)           (316,406)               894,155

Realized and unrealized gain (loss) on investments:
   Net unrealized appreciation (depreciation)
      on investments                           4,791,032             (6,061,196)
   Net realized loss (gain) on investments    (3,375,228)               830,815
                                              -----------           -----------

         Net gain (loss) on investments        1,415,804             (5,230,381)
                                             -----------            ------------

         Net income (loss)                    $1,099,398            $(4,336,226)
                                              ==========            ============

Net income (loss) per share                   $     0.25            $     (1.00)
                                              ==========            ============






See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statement of Changes in Net Assets
                                   (Unaudited)

                                                  Three Months Ended March 31

                                                      2002              2003
                                                      ----              ----

From operations:
   Net investment income (loss)                $    (316,406)        $  894,155
   Net realized gain (loss) on investments        (3,375,228)           830,815
   Increase (decrease) in unrealized appreciation
     on investments                                4,791,032         (6,061,196)
                                                 -----------       ------------
   Net increase (decrease) in net
     assets resulting from
            operations                             1,099,398         (4,336,226)
                                                 -----------       ------------

From distributions to stockholders:
   Common dividends from net investment income             -           (435,172)
                                                 -----------        ------------
   Net decrease in net assets resulting from
            distributions                                  -           (435,172)
                                                 -----------        ------------


  Total increase (decrease) in net assets          1,099,398         (4,771,398)

Net assets:
   Beginning of period                            54,537,508         41,259,066
                                                 -----------        -----------
   End of period                                 $55,636,906        $36,487,668
                                                 ===========        ===========









See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                           Three Months ended March 31
                                                         2002           2003
                                                         ----           ----
Cash flows from operating activities:
   Net income (loss)                                 $ 1,099,398    $(4,336,226)
   Adjustments to reconcile net income to
      net cash provided by (used in) operation
      activities:
         Net unrealized (appreciation)
            depreciation on investments               (4,791,032)     6,061,196
         Net realized (gain) loss on investments       3,375,228       (830,815)
         (Increase) decrease in interest and dividends
             receivable                                   34,868       (389,998)
         (Increase) decrease in other assets               6,398         18,493
         Increase (decrease) in accounts payable          20,104          8,826
         Increase (decrease) in accounts
                payable - affiliate                      (10,831)       148,783
         Increase (decrease) in other liabilities     (1,498,458)    10,002,828
                                                     ------------   -----------
            Net cash provided by (used in) operating
                   activities                         (1,764,325)    10,683,087
                                                      -----------    ----------

Cash flows from investing activities:
         Purchase of investments                      (1,400,230)    (2,150,073)
         Proceeds from sale of investments               924,512      1,119,662
         Repayment of debentures and notes                31,935              -
                                                     -----------    ------------
            Net cash provided by (used in) investing
                  activities                            (443,783)    (1,030,411)
                                                     -----------    ------------

Cash flows from financing activities:
   Cash dividends                                              -       (435,172)
                                                     -----------   -------------

         Net cash used in financing activities                 -       (435,172)
                                                     -----------   -------------

Net increase (decrease) in cash and cash equivalents  (2,208,108)   $ 9,217,504
Cash and cash equivalents at beginning of the period  27,125,926     10,968,001
                                                     -----------    -----------
Cash and cash equivalents at end of the period       $24,917,818    $20,185,505
                                                     ===========    ===========

Cash paid during the period for interest             $    29,656    $    10,033
Cash paid during the period for income/excise taxes  $         0    $         0

Noncash investing activities:

During the quarter  ended March 31,  2002,  the Fund  received  common  stock in settlement of amounts due from interest and dividends totaling $9,308. During the quarter ended March 31, 2003, the Fund received common stock in settlement of amounts due for interest and dividends totaling $891,417. See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2003

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

     (b)  Other

          The Fund records security transactions on the trade date. Dividend income is recorded on the ex-dividend date. Interest income is recorded as earned on the accrual basis.

     (c)  Cash and Cash Equivalents

          The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2003

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

     (e)  Net Income per Share

          Net income per share is based on the weighted average of shares outstanding of 4,351,718 during the period.

     (f)  Use of Estimates

          The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

(3)  Due to Broker

     The Fund conducts business with one prime broker for its investment activities. The clearing and depository operations for the investment activities are performed pursuant to agreements with this prime broker. Due to broker represents a margin loan payable to the prime broker, which is secured by investments in securities maintained with the prime broker. Cash and cash equivalents related to the margin loan payable are held by the prime broker as collateral for the margin loan. The Fund is subject to credit risk to the extent the prime broker is unable to deliver cash balances or securities, or clear security transactions on the Fund's behalf. The Investment Adviser actively monitors the Fund's exposure to the broker and believes the likelihood of loss under those circumstances is remote.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2003


(4)  Management and Organization Fees

     The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the Agreement), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

     o The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% (1.75% annually) of the Fund's Net Assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $162,977 and $244,481 for management fees during the quarter ended March 31, 2003, and March 31, 2002, respectively. Amounts payable for such fees at March 31, 2003, and March 31, 2002, were $162,977 and $244,481, respectively, and are included in Accounts payable - affiliate.

     o The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund's realized capital gains in excess of realized capital losses of the Fund after allowance for any unrealized capital losses in excess of unrealized capital gains on the portfolio investments of the Fund. The incentive fee is calculated, accrued, and paid on a quarterly basis. The Fund incurred $166,163 during the quarter ended March 31, 2003, for such incentive fees and are included in Accounts payable - affiliate. The Fund did not incur any incentive fees for the quarter ended March 31, 2002.

     o The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $11,293 and $13,244 during the quarter ended March 31, 2003, and March 31, 2002, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2003

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

     (b)  Investments.

          Investments are carried in the statements of assets and liabilities as of December 31, 2002, and March 31, 2003, at fair value, as determined in good faith by the Investment Adviser. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded but is not otherwise restricted. Generally, the Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

(6)  Valuation of Investments

     On a quarterly basis, Renaissance Group prepares a valuation of the assets of the Fund subject to the approval of the Board of Directors. The valuation principles are as follows:

     o Generally, the guiding principle for valuation is the application of objective standards. The objective standards for determining market prices and applying valuation methodologies will govern in all situations except where a debt issuer is in default.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2003


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

          There can be no assurance that stated market fair values for private equities will stay constant, or that future equity raises will value the portfolio company at levels equal to or greater than the prior equity financing for the issuer. As a result, the Fund's valuation of a privately held portfolio company may be subject to downward

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2003

          adjustment that would directly impact the Fund's net asset value and which could result in a substantial reduction in the fund's net assets.

     o Where a portfolio company is in default on a debt instrument held by the Fund, and no market exists for that instrument, the fair value for the investment is determined on the basis of appraisal procedures established in good faith by the Investment Adviser. This type of fair value determination is based upon numerous factors such as the portfolio company's earnings and net worth, market prices for comparative investments (similar securities in the market place), the terms of the Fund's investment, and a detailed assessment of the portfolio company's future financial prospects. In the event of unsuccessful operations by a portfolio company, the appraisal may be based upon an estimated net realizable value when that investment is liquidated

          As of March 31, 2003, and December 31, 2002, the net unrealized appreciation associated with investments held by the Fund was $479,705, and $6,540,900, respectively. For the periods ended March 31, 2003, and December 31, 2002, the Fund had gross unrealized gains of $12,819,424 and $13,970,011, respectively, and gross unrealized losses of ($12,339,719) and ($7,429,111), respectively.

(7)  Restricted Securities

     As indicated on the statement of investments as of March 31, 2003, and December 31, 2002, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (note 5).

(8)  Purchase of Additional Shares

     In accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund. The Fund issued no shares during the periods ended March 31, 2003, and December 31, 2002, under the dividend reinvestment plan.

(9)  Distributions to Shareholders

     During the periods ended March 31, 2003, and December 31, 2002, the Fund distributed $435,172 and $435,172, respectively. During the period ended March 31, 2002, the Fund made no cash distributions. At March 31, 2003, the Fund had net investment income in excess of the amount of the cash distribution; however, the final tax characteristics of this distribution cannot be determined at this time. The cash distribution made in 2002

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                 March 31, 2003

     represented a tax return of capital. The capital loss carryover of ($3,429,593) as of December 31, 2002, will expire in 2010. The tax cost of securities is identical to the book cost.

(10) Financial Highlights

     Selected per share data and ratios for each share of common stock outstanding throughout the three months ended March 31, 2002, and 2003, are as follows:

                                                         2002            2003
     Net asset value, beginning of period              $ 12.50         $  9.48
     Net investment income (loss)                      $ (0.07)        $  0.21
     Net realized and unrealized gain on investments   $  0.32         $ (1.21)
                                                       -------         -------
     Total return from investment operations           $  0.25         $ (1.00)
                                                       -------         -------
           Distributions:                              $  0.00         $  0.10
                                                       -------         -------
           Net asset value, end of period              $ 12.75         $  8.38
                                                       =======         =======

           Per share market value, end of period       $  9.19         $  6.75

           Portfolio turnover rate (quarterly)            0.25%           1.88%
           Quarterly return (a)                           2.80%         -14.12%
           Ratio to average net assets (quarterly) (b):
                    Net investment income (loss)          0.00%           2.30%
                    Expenses, excluding incentive fees    0.66%           0.78%
                    Expenses, including incentive fees    0.66%           1.22%

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Portfolio Investments

     The following portfolio transactions are noted for the quarter ended March 31, 2003:

     Active Link Communications, Inc. (OTC:ACVE) Subsequent to March 31, 2003, the Company made a principal repayment on the convertible bridge note owned by the Fund of $44,240, reducing the balance outstanding on the bridge note to $19,023. Also subsequent to March 31, 2003, the Company fell into principal and interest default on payments on all of the debt obligations of the Company. As a result of the default, the Fund has placed a reserve equal to 50% of the par value of the principal amounts of all positions held by the Fund in the Company.

     Bentley Pharmaceuticals, Inc. (AMEX:BNT) In the first quarter of 2003, the Fund sold 124,100 shares of common stock in the open market realizing proceeds of $1,119,661, representing a gain of $830,818. At March 31, 2003, the Fund owned 535,879 shares of Bentley common stock with a basis of $746,325 or $1.39 per share. The stock is freely tradeable.

     Capital Senior Living Corp. (NYSE:CSU) In the first quarter of 2003, the Fund purchased an additional 12,600 shares of common stock in the open market. At March 31, 2003, the Fund owned 57,100 shares of the Company's common stock having a basis of $146,335, or $2.56 per share. All shares are freely tradeable.

     DaisyTek International, Inc. (NASDAQ:DZTK) In the first quarter of 2003, the Fund purchased an additional 100,000 shares of the Company's common stock in the open market. At March 31, 2003, the Fund owned 149,600 shares of DZTK common stock with a basis of $649,934, or $4.34 per share. The stock is freely tradeable.

     eOriginal Holdings, Inc. (Private) In the first quarter of 2003, eOriginal, Inc., went through a tax-free reorganization (the "reorganization") in which all the assets of eOriginal, Inc., were transferred to eOriginal Holdings, Inc. (the "Company"). As a result of the reorganization, the Fund exchanged all of its positions in eOriginal, Inc., for the following securities of the Company: 10,680 of Series A Convertible Preferred Stock; 25,646 of Series B Convertible Preferred Stock; 28,929 shares of Series C Convertible Preferred Stock; 2,302 Warrants to purchase shares of common stock of the Company. Each series of Preferred of the Company is convertible one for one into common stock of eOriginal Holdings, and the Warrants have an exercise price of $0.01 per share. The implied value of the Company for purposes of the reorganization is $72.13 per share, giving the Company an enterprise value of $64.9 million and causing the Funds new total ownership in the Company to be valued at $4,873,079 as of the date of reorganization. As a result of the reorganization, the Fund's cost basis of its entire investment in the Company was increased from $5,139,713 to $6,012,435 due to the capitalization of accrued interest and dividends.

     Flamel Technologies, SA (Nasdaq:FLML) In the first quarter of 2003, the Fund purchased 20,000 shares of the Company's shares in the open market for $86,213, a cost of $4.31 per share. This is the Fund's initial investment in Flamel and the stock is freely tradeable.

     Flamel is a biopharmaceutical company principally engaged in the development of two polymer-based delivery technologies for medical applications. Flamel's Medusa nano- encapsulation is designed to deliver therapeutic proteins. Micropump is a controlled release and taste-masking technology for the oral administration of small molecule drugs.

     Gasco Energy, Inc. (OTC:GASE) In the quarter ended March 31, 2003, the Fund purchased 68,125 shares of the Company's common stock in the open market for $48,767, a basis of $0.72 per share. At March 31, 2003, the Fund owned the freely tradeable shares previously discussed in addition to 250,000 shares at $1.00 per share or $250,000 which are restricted, but which may be sold pursuant to the prospectus delivery requirements of a "shelf" registration filed by the Company.

     Inet Technologies (Nasdaq:INTI) In the first quarter of 2003, the Fund purchased an additional 21,600 shares of the Company's common stock in the open market. At March 31, 2003, the Fund owned 96,600 shares of the Company's common stock having a basis of $530,338, or $5.49 per share.

     Integrated Security Systems, Inc. (OTC:IZZI) In the first quarter of 2003, the Fund received common stock of the Company as payment in kind for interest on 8% Promissory Notes owned by the Fund as well as dividends on Series D Preferred Stock owned by the Fund. In total, the Fund received 89,920 shares of IZZI having an imputed cost of $18,859, a rate of $0.21 per share, as payment in kind for interest on the notes and dividends on the Series D Preferred. The total number of shares owned by the Fund as a result of PIK agreements with the Company at March 31, 2003, was194,707 shares of the Company's common stock having a basis of $47,178, a rate of $0.24 per share.

     In addition to the PIK shares discussed previously, at March 31, 2003, the Fund owned the following: $325,000 in 8% Promissory Notes with no conversion feature; $542,989 in Series F Preferred convertible into the Company's common stock at a rate of $0.20 per share; $3,666,951 in Series G Preferred convertible into common at a rate of $0.20 per share; $150,000 in Series D Preferred convertible into common at a rate of $0.80 per share; 393,259 shares of the Company's common stock having a basis of $215,899 or $0.55 per share; warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004; warrants to purchase 312,500 shares of the Company's common stock at $0.80 per share on or before October 2, 2003; warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share on or before October 11, 2004; warrants to purchase 1,625,000 shares of the Company's common stock at

     $0.20 per share with term dates ranging from September 2006 to September 2007; and options to purchase 41,034 shares of the Company's common stock having strike prices ranging between $0.21 and $0.49 per share and term dates ranging from May 2006 to August 2007.

     Subsequent to March 31, 2003, the Fund purchased a $100,000 8% one-year non-convertible Promissory Note. As additional consideration for the investment, the Fund received five- year warrants to purchase the Company's common shares at $0.20 per share. In addition, subsequent to March 31, 2003, the Fund received an additional 13,297 shares of the Company's common stock as payment in kind of $1,995 or $0.15 per share in interest due on promissory notes.

     Laserscope (Nasdaq:LSCP) At March 31, 2003, the Fund owned $1,500,000 in 8% Convertible Debentures of the Company having a conversion rate of $1.25 per share and options to purchase 30,000 common shares at $4.19.

     Subsequent to March 31, 2003, the Fund converted $100,000 of the debentures into 80,000 shares of the Company's common stock at $1.25 per share in lieu of six months' mandatory principal payments on the debentures.

     Medical Action Industries, Inc. (Nasdaq:MDCI) In the first quarter of 2003, the Fund made a new investment into the common stock of Medical Action Industries, Inc., by purchasing 10,000 shares in the open market for $112,490, a rate of $11.25 per share.

     The Company develops, manufactures, markets, and distributes a variety of disposable surgical-related products.

     Nautilus Group, Inc. (NYSE:NLS) In the first quarter of 2003, the Fund made a new investment into the Company by purchasing 25,000 shares of its common stock in the open market for $400,626, a rate of $16.03 per share. This is a new investment for the Fund.

     Nautilus is a marketer, developer, and manufacturer of branded health and fitness products sold under such names as Nautilus, Bowflex, Schwinn, and StairMaster.

     Stonepath Group, Inc. (AMEX:STG) In the first quarter of 2003, the Fund made a new investment by purchasing 200,000 shares of the Company's common stock in a private placement at a rate of $1.35 per share for a total investment of $270,000. The Fund's securities are unregistered, but the Fund does have registration rights and the Company is working toward the registration of the securities in the near term.

     Stonepath is a non-asset based provider of third-party logistics services, offering a full range of time-definite transportation and distribution solutions. The Company manages and arranges the domestic movement of raw materials, supplies, components, and finished goods, and also provides a broad range of value-added supply chain management services.

Results of Operations for the Quarter Ended March 31, 2003

     For the quarter ended March 31, 2003, the Fund had net investment income of $894,155 compared to net investment loss of ($316,406) for the first quarter of 2002. This change was due in large part to an increase in investment income from $111,185 for the first quarter of 2002 to $1,366,541 for the comparable period of 2003. This increase was primarily attributable to the accrual of dividends receivable from eOriginal Holdings, Inc., as a result of its reorganization and from Integrated Security Systems, Inc., on its Series F and G Convertible Preferred Stock. In addition, interest income increased due to the reversal of reserves against accrued interest income from eOriginal as part of the reorganization mentioned previously.

     The increase in investment income was partially offset by an increase in investment expenses from $427,591 for the first period of 2002 to $472,386 for the first quarter of 2003. General and administrative expenses decreased for the first quarter of 2003 to $75,048 from $87,323 for the first quarter of 2002, a decrease of 14.06%. Interest expense decreased 66.17% from $29,656 for the first quarter of 2002 to $10,033 for the comparable period of 2003. Legal and professional fees decreased from $66,131 for the first quarter of 2002 to $58,165 for the first quarter of 2003, a decrease of 12.05%. Management fees decreased 33.33% from $244,481 for the first quarter of 2002 to $162,977 for the comparable period of 2003 as a result of lower market values for portfolio investments during the period. These increases in expenses were offset by the incentive fee on capital gains accrued in the first quarter of 2003. There was no incentive fee in the first quarter of 2002 because there were no capital gains in that period.

Liquidity and Capital Resources

     For the three months ended March 31, 2003, net assets decreased 11.56% from $41,259,065 at December 31, 2002, to $36,487,669 at March 31, 2003. This
     decrease is primarily attributable to a decrease in the net unrealized appreciation of investments from $6,540,900 at December 31, 2002, to $479,705 at March 31, 2003, and the cash distribution to shareholders of $435,172 paid during the first quarter of 2003. This decrease was partially offset by the net investment income discussed previously and a realized gain in the amount of $830,818 on the disposition of a portion of the Fund's position in Bentley Pharmaceuticals.

     At the end of the first quarter of 2003, the Fund had net cash and cash equivalents of $1,181,514 versus net cash and cash equivalents of
     $1,966,838 at December 31, 2002. The Fund's interest and dividends receivable increased from $28,409 at December 31, 2002, to $418,407 at March 31, 2003, primarily due to the dividend accrued on Integrated Security Systems Series F & G Preferred Stock. Prepaid expenses decreased 46.15% from $40,069 at December 31, 2002, to $21,575 at March 31, 2003,
     primarily attributable to quarterly charges against prepaid insurance amounts.

     Accounts payable increased from $12,107 at December 31, 2002, to $20,932 at March 31, 2003, a 72.89%, primarily due to the first quarter accrual of custodial, auditing, and legal fees. Finally, accounts payable to affiliate increased 66.60% from $223,386 at December 31, 2002, to $372,169 at March 31, 2003, due to the accrual of a first quarter incentive fee payable to the investment adviser offset partially by a reduction in management fees also payable to the investment adviser.

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

                           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



May 15, 2003               ____________________________________________________
                                    Russell Cleveland, President and CEO
                                      (Principal Executive Officer)




May 15, 2003               ____________________________________________________
                                    Barbe Butschek, Chief Financial Officer
                                       (Principal Financial Officer)

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




/S/  Russell Cleveland
Russell Cleveland
President and CEO
May 15, 2003

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




/S/  Barbe Butschek
Barbe Butschek
Chief Financial Officer
May 15, 2003

                                  EXHIBIT 99-1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. ss.1350, the undersigned officer of Renaissance Capital Growth & Income Fund III, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 15, 2003                                  /S/  Russell Cleveland
                                                     Russell Cleveland
                                                     President & CEO

                                  EXHIBIT 99-2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. ss.1350, the undersigned officer of Renaissance Capital Growth & Income Fund III, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   May 15, 2003                                  /S/  Barbe Butschek
                                                            Barbe Butschek
                                                         Chief Financial Officer