Form 10-Q
period 2003-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2003-08-18
CIK 919567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2003

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

                               Yes __x__ No _____

     4,351,418 shares of common stock were outstanding at August 14, 2002.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Assets and Liabilities
                                   (Unaudited)

                  Assets                       December 31, 2002  June 30, 2003

Cash and cash equivalents                         $10,968,001       $35,172,840
Investments at fair value, cost of $32,918,344
   and $34,521,950 December 31,2002 and
   June 30, 2003, respectively                     39,459,243        49,563,287
Accounts receivable - brokerage                       110,381                 -
Interest and dividends receivable                      28,409           494,055
Prepaid expenses                                       40,068             2,877
                                                  -----------       -----------
                                                  $50,495,721       $85,343,440
                                                  ===========       ===========

                  Liabilities and Net Assets

Liabilities:
   Due to broker (Note 3)                           9,001,163        34,491,604
   Accounts payable                                    12,106            21,632
   Accounts payable - affiliate                       223,386           344,753
                                                  -----------       -----------
                                                    9,236,655        34,857,989
                                                  -----------       -----------
Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
   20,000,000 shares; 4,561,618 issued;
   4,351,418 shares outstanding                     4,561,618         4,561,618
Additional paid-in-capital                         35,642,954        35,642,954
Treasury stock at cost, 209,900 shares at
   December 31, 2002 , and at June 30, 2003        (1,734,966)       (1,734,966)
Accumulated deficit                                (3,751,440)       (3,025,492)
Net unrealized appreciation of investments          6,540,900        15,041,337
                                                  -----------       -----------
   Net assets, equivalent to $9.48 and $11.60
       per share at December 31, 2002
       June 30, 2003, respectively                 41,259,066        50,485,451
                                                  -----------       -----------
                                                  $50,495,721       $85,343,440
                                                  ===========       ===========

See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                   (unaudited)

                                                 June 30, 2003
                             ---------------------------------------------------
                             Interest   Due                    Fair     % of Net
                               Rate     Date        Cost       Value     Assets
Eligible Portfolio Investments -
  Convertible Debentures and
   Promissory Notes

Active Link Communications, Inc. -
 Convertible bridge note (2)   12.00  09/30/03  $    19,023  $         0   0.00
 Convertible note (2)           8.00  09/30/03      125,000            0   0.00
 Convertible note (2)           8.00  09/30/03      250,000            0   0.00

Business Process Outsourcing -
 Convertible debenture (1)(3)  12.00  08/31/03       98,000      100,001   0.20

Dexterity Surgical, Inc. -
 Convertible debenture (2)      9.00  12/19/04    1,316,282    1,066,282   2.11

EDT Learning, Inc. -
 Convertible redeemable note(2)12.00  03/29/12      500,000      500,000   0.99

Integrated Security Systems, Inc. -
 Promissory notes (4)           8.00  09/05/03      525,000      525,000   1.04

Laserscope -
 Convertible debenture (2)      8.00  02/11/07    1,300,000    8,226,503  16.29

Simtek Corporation -
 Convertible debenture (2)      7.50  06/28/09    1,000,000    1,094,872   2.17
                                                 ----------   ----------  ------

                                                $ 5,133,305  $11,512,658  22.80%
                                                -----------  -----------  -----

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)

                                                 June 30, 2003
                             ---------------------------------------------------
                             Interest   Due                    Fair     % of Net
                               Rate     Date        Cost       Value     Assets
Other Portfolio Investments -
 Convertible Debentures and
   Promissory Notes

CareerEngine Network, Inc. -
 Convertible debenture (2)     12.00  03/31/10  $   250,000  $   250,000   0.50

Interpool, Inc. -
 Convertible debenture (2)      9.25  12/27/22      375,000      375,000   0.74
                                                -----------  -----------  -----

                                                $   625,000  $   625,000   1.24%
                                                -----------  -----------  -----



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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)

                                                 June 30, 2003
                                 -----------------------------------------------
                                                             Fair       % of Net
                                   Shares         Cost       Value        Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. -
  Common stock                     400,000   $   500,000   $ 5,207,400    10.31

CaminoSoft Corp. -
  Common stock                   1,750,000     4,000,000       727,650     1.44
  Common stock   (2)               708,333       875,000       229,650     0.45

Dexterity Surgical, Inc. -
  Preferred stock - A (2)              500       500,000             0     0.00
  Preferred stock - B (2)              500       500,000             0     0.00
  Common stock (2)                 260,000       635,000             0     0.00

eOriginal Holdings, Inc. -
  Series A, preferred stock (1)     10,680     4,692,207       770,383     1.53
  Series B, preferred stock (1)     25,646       620,329     1,849,928     3.66
  Series C, preferred stock (1)     28,929       699,734     2,086,741     4.13

Fortune Natural Resources Corp. -
  Common stock                   1,262,394       500,500       324,940     0.64

Gasco Energy, Inc. -
  Common stock  (2)                250,000       250,000       217,800     0.43

Integrated Security Systems, Inc. -
  Common stock                     393,259       215,899        54,506     0.11
  Common stock - PIK (2)           208,004        49,173             0     0.00
  Series D, preferred stock (2)    187,500       150,000        31,500     0.06
  Series F, preferred stock (2)  2,714,945       542,989       456,111     0.90
  Series G, preferred stock (2) 18,334,755     3,666,951     3,080,239     6.10

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)


                                                 June 30, 2003
                                 -----------------------------------------------
                                                             Fair       % of Net
                                   Shares         Cost       Value        Assets

Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

JAKKS Pacific, Inc. -
  Common stock                      49,847    $   297,421   $   655,841    1.30

Laserscope -
   Common stock (2)                160,000        200,000     1,265,616    2.51

Poore Brothers, Inc. -
  Common stock (2)               2,016,357      2,078,170     7,645,225   15.14

Simtek Corp. -
  Common stock  (2)              1,000,000        195,000       376,200    0.75

ThermoView Industries, Inc. -
  Common stock                     134,951        497,832        85,505    0.17

Miscellaneous Securities                            2,165       272,861    0.54
                                              -----------   -----------   ------

                                              $21,668,370   $25,338,096   50.19%
                                              -----------   -----------   ------

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)


                                                 June 30, 2003
                                 -----------------------------------------------
                                                             Fair       % of Net
                                   Shares         Cost       Value        Assets
Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

AirNet Systems, Inc. -
  Common stock  (2)                 50,000    $   212,500   $   200,475    0.40

Bentley Pharmaceuticals, Inc. -
  Common stock                      72,979        116,582       950,077    1.88

Canterbury Consulting Group, Inc. -
  Common stock                      18,521        125,415        14,302    0.03

Capital Senior Living Corp -
  Common stock                      57,100        146,335       176,935    0.35

Dave & Busters, Inc. -
  Common stock                     100,000        653,259     1,079,100    2.14

Dwyer Group, Inc. -
  Common stock                     525,000      1,627,470     3,751,358    7.43

EDT Learning, Inc. -
  Common stock                      48,266         27,033        17,202    0.03

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)


                                                 June 30, 2003
                                 -----------------------------------------------
                                                             Fair       % of Net
                                   Shares         Cost       Value        Assets
Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Flamel Technologies, SA -
  Common stock                     100,000        832,267     1,331,550    2.64

Gasco Energy, Inc. -
  Common stock                     170,000         99,705       148,104    0.29

I-Flow Corporation -
  Common stock                     100,000        254,038       735,570    1.46

Inet Technologies, Inc. -
  Common stock                      96,600        530,338       951,558    1.88

Medical Action Industries, Inc. -
  Common stock                      25,000        292,329       404,168    0.80

Precis, Inc. -
  Common stock                     200,700      1,372,416       913,988    1.81

Stonepath Group, Inc. -
  Common stock (2)                 200,000        270,000       461,360    0.91

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)


                                                 June 30, 2003
                                 -----------------------------------------------
                                                             Fair       % of Net
                                   Shares         Cost       Value        Assets

Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

US Home Systems, Inc. -
  Common stock                     110,000        535,588       951,786    1.89

Miscellaneous Securities                                0             0    0.00
                                              -----------   -----------   ------

                                              $ 7,095,275   $12,087,533   23.94%
                                              -----------   -----------   ------

                                              $34,521,950   $49,563,287   98.17%
                                              ===========   ===========  =======

Allocation of Investments -
  Restricted Shares, Unrestricted Shares,
  and Other Securities

Restricted Securities   (2)                   $15,260,088   $25,476,833   50.46%
Unrestricted Securities                       $12,624,427   $18,481,540   36.61%
Other Securities  (5)                         $ 6,637,435   $ 5,604,914   11.10%

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

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                   (unaudited)

                                               December 31, 2002
                             ---------------------------------------------------
                             Interest   Due                    Fair     % of Net
                               Rate     Date        Cost       Value     Assets

Eligible Portfolio Investments -
  Convertible Debentures and
   Promissory Notes

Active Link Communications, Inc. -
 Convertible bridge note (2)   12.00  09/30/03  $   41,480  $    41,789    0.10
 Convertible note (2)           8.00  09/30/03     125,000      126,000    0.31
 Convertible note (2)           8.00  09/30/03     250,000      252,000    0.61

Business Process Outsourcing -
 Convertible debenture (1)(3)  12.00  08/31/03      98,000      100,000    0.24

Dexterity Surgical, Inc. -
 Convertible debenture (2)      9.00  12/19/04   1,316,282    1,066,282    2.58

EDT Learning, Inc. -
 Convertible redeemable note(2)12.00  03/29/12     500,000      500,000    1.21

eOriginal, Inc. -
 Promissory note  (3)          12.00  12/31/02   1,139,683    1,139,683    2.76

Integrated Security Systems, Inc. -
 Promissory notes (4)           8.00  09/05/03     325,000      325,000    0.79

Laserscope -
 Convertible debenture (2)      8.00  02/11/07   1,500,000    5,026,000   12.18

Simtek Corporation -
 Convertible debenture (2)      7.50  06/28/09   1,000,000    1,000,000    2.42
                                                ----------   ----------   ------

                                               $ 6,295,445  $ 9,576,754   23.21%
                                               -----------  -----------   ------

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)

                                                December 31, 2002
                             ---------------------------------------------------
                             Interest   Due                    Fair     % of Net
                               Rate     Date        Cost       Value     Assets

Other Portfolio Investments -
 Convertible Debentures and
   Promissory Notes

CareerEngine Network, Inc. -
 Convertible debenture (2)     12.00  03/31/10  $   250,000  $   250,000   0.61

Interpool, Inc. -
 Convertible debenture (2)      9.25  12/27/22      375,000      375,000   0.91
                                                -----------  ------------ ------

                                                $   625,000  $   625,000   1.51%
                                                -----------  -----------  ------



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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)

                                                 December 31, 2002
                                 -----------------------------------------------
                                                             Fair       % of Net
                                   Shares         Cost       Value        Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. -
  Common stock                     400,000    $   500,000  $ 3,187,800     7.73

CaminoSoft Corp. -
  Common stock                   1,750,000      4,000,000    1,559,250     3.78
  Common stock   (2)               708,333        875,000      549,250     1.33

Dexterity Surgical, Inc. -
  Preferred stock - A (2)              500        500,000            0     0.00
  Preferred stock - B (2)              500        500,000            0     0.00
  Common stock (2)                 260,000        635,000            0     0.00

eOriginal, Inc. -
  Series A, preferred stock (5)      6,000      1,500,000      794,000     1.92
  Series B-1, preferred stock(5)     1,785        392,700    1,426,215     3.46
  Series B-3, preferred stock (5)      447        107,280      357,153     0.87
  Series C-1, preferred stock (5)    2,353      2,000,050    2,000,050     4.85

Fortune Natural Resources Corp. -
  Common stock                   1,262,394        500,500       81,235     0.20

Gasco Energy, Inc. -
  Common stock  (2)                250,000        250,000      112,150     0.27

Integrated Security Systems, Inc. -
  Common stock                     393,259        215,899       93,438     0.23
  Common stock - PIK (2)           104,787         28,319       23,640     0.06
  Series D, preferred stock (2)    187,500        150,000       54,000     0.13
  Series F, preferred stock (2)  2,714,945        542,989      612,492     1.48
  Series G, preferred stock (2) 18,334,755      3,666,951    4,086,321     9.90

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)

                                                 December 31, 2002
                                 -----------------------------------------------
                                   Shares         Cost       Value        Assets

Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

JAKKS Pacific, Inc. -
  Common stock                      59,847    $   357,088  $   798,078     1.93

Poore Brothers, Inc. -
  Common stock (2)               2,016,357      2,078,170    4,669,485    11.32

Simtek Corp. -
  Common stock  (2)              1,000,000        195,000      150,400     0.36

ThermoView Industries, Inc. -
  Common stock                     134,951        497,832      120,241     0.29

Miscellaneous Securities                            2,165      462,349     1.12
                                              -----------  -----------    ------

                                              $19,494,943  $21,137,547    51.23%
                                              -----------  -----------    ------

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)

                                                 December 31, 2002
                                 -----------------------------------------------
                                                             Fair       % of Net
                                   Shares         Cost       Value        Assets

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

               Renaissance Capital Growth & Income Fund III, Inc.
                      Schedules of Investments (continued)
                                   (unaudited)

                                                 December 31, 2002
                                 -----------------------------------------------
                                                             Fair       % of Net
                                   Shares         Cost       Value        Assets

Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Inet Technologies, Inc. -
  Common stock                      75,000    $   367,434   $   452,925    1.10

Precis, Inc. -
  Common stock                     100,700      1,025,047       550,305    1.33

US Home Systems, Inc. -
  Common stock                     110,000        535,587       601,128    1.46

Miscellaneous Securities                                0             0    0.00
                                              -----------   ------------  ------

                                              $ 6,502,956   $ 8,119,942   19.68%
                                              -----------   -----------   ------

                                              $32,918,344   $39,459,243   95.64%
                                              ===========   ===========  =======

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

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended June 30,


                                                       2002              2003
                                                       ----              ----
Income:
   Interest                                      $     93,430      $     86,954
   Dividend                                            24,728            55,221
   Commitment and other fees                                -             1,553
                                                  ------------     ------------
                                                       118,158          143,728
                                                  ------------     ------------

Expenses:
   General and administrative                         159,287           118,130
   Incentive fee                                            -            30,097
   Interest expense                                    14,745            28,411
   Legal and professional fees                         99,158            22,349
   Management fees                                    233,831           223,901
                                                 ------------       -----------
                                                      507,021           422,888
                                                 ------------       -----------

         Net investment income (loss)                (388,863)         (279,160)

Realized and unrealized gain (loss) on investments:
   Net unrealized appreciation (depreciation)
      on investments                             (  1,985,523)       15,041,337
   Net realized loss (gain) on investments       (     49,164)          150,483
                                                 -------------      -----------

         Net gain (loss) on investments          (  2,034,687)       15,191,820
                                                 ------------       -----------

         Net income (loss)                       ($ 1,423,550)      $14,912,660
                                                  ===========       ===========

Net income (loss) per share                      ($      0.56)      $      3.43
                                                 =============      ===========






See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                       Six Months Ended June 30,


                                                      2002              2003
                                                      ----              ----
Income:
   Interest                                       $   186,104       $   347,486
   Dividend                                            43,238         1,161,230
   Commitment and other fees                                -             1,553
                                                  -----------        ----------
                                                      229,342         1,510,269
                                                  -----------        ----------

Expenses:
   General and administrative                         246,609           193,180
   Incentive fee                                            -           196,260
   Interest expense                                    44,401            38,444
   Legal and professional fees                        165,289            80,514
   Management fees                                    478,313           386,878
                                                  -----------        ----------
                                                      934,612           895,276
                                                  -----------        ----------

         Net investment income (loss)            (    705,270)          614,993

Realized and unrealized gain (loss) on investments:
   Net unrealized appreciation (depreciation)
      on investments                                2,805,510         8,500,437
   Net realized loss (gain) on investments       (  3,424,391)          981,299
                                                  -----------        ----------

         Net gain (loss) on investments          (    618,881)        9,481,736
                                                  -----------        ----------

         Net income (loss)                       ($ 1,324,151)      $10,096,729
                                                  ===========       ===========

Net income (loss) per share                      ($      0.30)      $      2.32
                                                 ============       ===========






See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statement of Changes in Net Assets
                                   (Unaudited)

                                                     Three Months Ended June 30,

                                                       2002              2003
                                                       ----              ----

From operations:
   Net investment income (loss)                     ($  388,863)   ($   279,160)
   Net realized gain (loss) on investments          (    49,164)        150,483
   Increase (decrease) in unrealized
     appreciation on investments                    ( 1,985,523)     14,561,632
                                                    -----------    ------------
         Net increase (decrease) in net assets
            resulting from operations               ( 2,423,550)     14,432,955
                                                    -----------     -----------

From distributions to stockholders:
   Common dividends from net investment income                -     (   435,172)
                                                    ------------    ------------
         Net decrease in net assets resulting from
            distributions                                     -     (   435,172)
                                                    ------------    ------------


         Total increase (decrease) in net assets   (  2,423,550)     13,997,783

Net assets:
   Beginning of period                               55,636,907      36,487,668
                                                    -----------     -----------
   End of period                                    $53,213,357     $50,485,451
                                                    ===========     ===========









See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statement of Changes in Net Assets
                                   (Unaudited)

                                                       Six Months Ended June 30,

                                                         2002            2003
                                                         ----            ----

From operations:
   Net investment income (loss)                     ($   705,270)   $   614,993
   Net realized gain (loss) on investments          (  3,424,391)       981,299
   Increase (decrease) in unrealized appreciation
     on investments                                    2,805,510      8,500,437
                                                     -----------    -----------
         Net increase (decrease) in net assets
             resulting from operations               ( 1,324,151)    10,096,729
                                                     -----------    -----------

From distributions to stockholders:
   Common dividends from net investment income                 -   (    870,344)
                                                     -----------     -----------
         Net decrease in net assets resulting from
            distributions                                      -   (    870,344)
                                                     -----------     -----------


         Total increase (decrease) in net assets     ( 1,324,151)     9,226,385

Net assets:
   Beginning of period                                54,537,508     41,259,066
                                                     -----------    -----------
   End of period                                     $53,213,357    $50,485,451
                                                     ===========    ===========









See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                                                     Three Months ended June 30,
                                                     2002              2003
                                                     ----              ----
Cash flows from operating activities:
   Net income (loss)                             ($ 2,423,550)      $14,912,660
   Adjustments to reconcile net income to
      net cash provided by (used in) operation
      activities:
         Net unrealized (appreciation)
            depreciation on investments             1,985,523      ( 15,041,337)
         Net realized (gain) loss on investments       49,164      (    150,483)
         (Increase) decrease in interest and
             dividends receivable                (     49,445)     (     75,648)
         (Increase) decrease in other receivables           -      (    110,381)
         (Increase) decrease in other assets            6,470            18,698
         Increase (decrease) in accounts payable (     18,238)              700
         Increase (decrease) in accounts payable
             - affiliate                               17,539      (     27,416)
         Increase (decrease) in other liabilities ( 4,331,990        15,487,613
                                                   ----------       -----------
         Net cash provided by (used in)
            operating activities                  ( 4,764,527)       15,014,406
                                                  -----------       -----------
Cash flows from (used in) investing activities:
         Purchase of investments                  ( 2,584,815)      ( 1,526,194)
         Proceeds from sale of investments          3,016,629         1,911,838
         Repayment of debentures and notes            577,162            22,457
                                                 ------------       -----------
         Net cash provided by (used in)
             investing activities                   1,008,976           408,101
                                                  -----------       -----------
Cash flows from (used in) financing activities:
   Cash dividends                                           -       (   435,172)
                                                  -----------       -----------

         Net cash used in financing activities              -       (   435,172)
                                                  -----------        ----------

Net increase (decrease) in cash and
  cash equivalents                               ( 3,755,551)       $14,987,335
Cash and cash equivalents at beginning
  of the period                                   24,917,818         20,185,505
                                                  ----------       ------------
Cash and cash equivalents at end of the period   $21,162,267        $35,172,840
                                                 ===========        ===========

Cash paid during the period for interest         $    14,745        $    28,411
Cash paid during the period for taxes            $    25,779        $     1,671

Noncash investing activities:
During the quarter  ended March 31,  2002,  the Fund  received  common  stock in settlement of amounts due from interest and dividends totaling $9,308. During the quarter ended March 31, 2003, the Fund received common stock in settlement of amounts due for interest and dividends totaling $891,417.

See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                                                       Six Months ended June 30,
                                                       2002            2003
                                                       ----            ----
Cash flows from operating activities:
   Net income (loss)                               ($ 1,324,151)    $10,096,729
   Adjustments to reconcile net income to
      net cash provided by (used in) operation
      activities:
         Net unrealized (appreciation)
            depreciation on investments            (  2,805,509)    ( 8,500,437)
         Net realized (gain) loss on investments      3,424,392     (   981,299)
         (Increase) decrease in interest and
              dividends receivable                 (     14,577)    (   465,646)
         (Increase) decrease in other receivables             -     (   110,381)
         (Increase) decrease in other assets             12,868          37,191
         Increase (decrease) in accounts payable          1,866           9,526
         Increase (decrease) in accounts payable
             - affiliate                                  6,706         121,367
         Increase (decrease) in other liabilities  (  5,830,448)     25,490,441
                                                   ------------      ----------
         Net cash provided by (used in) operating
            activities                             (  6,528,853)     25,697,491
                                                   ------------      ----------
Cash flows from (used in) investing activities:
         Purchase of investments                   ( 3,985,044)     ( 3,676,266)
         Proceeds from sale of investments           3,941,141        3,031,501
         Repayment of debentures and notes             609,097           22,457
                                                   ------------     -----------
         Net cash provided by (used in)
            investing activities                       565,194     (    622,308)
                                                  ------------      -----------
Cash flows from (used in) financing activities:
   Cash dividends                                            -     (    870,344)
                                                  ------------      -----------
         Net cash used in financing activities               -     (    870,344)
                                                  ------------      -----------
Net increase (decrease) in cash and
  cash equivalents                               (   5,963,659)     $24,204,839
Cash and cash equivalents at beginning
  of the period                                     27,125,926       10,968,001
                                                    ----------      -----------
Cash and cash equivalents at end of the period     $21,162,267      $35,172,840
                                                   ===========      ===========

Cash paid during the period for interest           $    44,401      $    38,444
Cash paid during the period for taxes              $    25,779      $     1,671

Noncash investing activities:
During the quarter ended March 31, 2002, the Fund received common stock in settlement of amounts due from interest and dividends totaling $9,308. During the quarter ended March 31, 2003, the Fund received common stock in settlement of amounts due for interest and dividends totaling $891,417.
During the quarter ended June 30, 2002, the Fund received common stock in settlement of amounts due from interest and dividends totaling $6,745. During the quarter ended June 30, 2003, the Fund received common stock in settlement of amounts due from interest totaling $1,994.

See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2003

(1)  Organization and Business Purpose

     Renaissance Capital Growth & Income Fund III, Inc. (the Fund), a Texas corporation, was formed on January 20, 1994. The Fund seeks to achieve current income and capital appreciation potential by investing in equity securities and convertible issues of small and medium size companies which are in need of capital and which Renaissance Capital Group, Inc. (Investment Adviser) believes offers the opportunity for growth. The Fund is a non- diversified closed-end investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (1940 Act).

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2003

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

(3)  Due to Broker

     The Fund conducts business with a broker for its investment activities. The clearing and depository operations for the investment activities are performed pursuant to agreements with this broker. Due to broker represents a margin loan payable to the broker, which is secured by investments in securities maintained with the broker. Cash and cash equivalents related to the margin loan payable are held by the broker as collateral for the margin loan. The Fund is subject to credit risk to the extent the broker is unable to deliver cash balances or securities, or clear security transactions on the Fund's behalf. The Investment Adviser actively monitors the Fund's exposure to the broker and believes the likelihood of loss under those circumstances is remote.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2003


(4)  Management and Organization Fees

     The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the Agreement), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

     o The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% (1.75% annually) of the Fund's Net Assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $223,901 and $233,831 for management fees during the quarter ended June 30, 2003, and June 30, 2002, respectively. Amounts payable for such fees at June 30, 2003, and June 30, 2002, were $223,901 and $233,831, respectively, and are included in Accounts payable - affiliate on the statements of assets and liabilities.

     o The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund's realized capital gains in excess of realized capital losses of the Fund after allowance for any unrealized capital losses in excess of unrealized capital gains on the portfolio investments of the Fund. The incentive fee is calculated, accrued, and paid on a quarterly basis. During the quarter ended June 30, 2003, the Fund incurred $30,097 during the quarter ended June 30, 2003, for such incentive fees, which are included in Accounts payable - affiliate on the statements of assets and liabilities. The Fund did not incur any incentive fees for the quarter ended June 30, 2002.

     o The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $49,279 and $28,190 during the quarter ended June 30, 2003, and June 30, 2002, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2003

(5)  Eligible Portfolio Companies and Investments

     (a)  Eligible Portfolio Companies.

          The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the fund's assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in eligible portfolio investments, then it will be prohibited from making non- eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold.

     (b)  Investments.

          Investments are carried in the statements of assets and liabilities as of December 31, 2002, and June 30, 2003, at fair value, as determined in good faith by the Investment Adviser. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded but is not otherwise restricted. Generally, the Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2003


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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2003

          a privately held portfolio company may be subject to downward adjustment that would directly impact the Fund's net asset value and which could result in a substantial reduction in the fund's net assets.

     o Where a portfolio company is in default on a debt instrument held by the Fund, and no market exists for that instrument, the fair value for the investment is determined on the basis of appraisal procedures established in good faith by the Investment Adviser. This type of fair value determination is based upon numerous factors such as the portfolio company's earnings and net worth, market prices for comparative investments (similar securities in the market place), the terms of the Fund's investment, and a detailed assessment of the portfolio company's future financial prospects. In the event of unsuccessful operations by a portfolio company, the appraisal may be based upon an estimated net realizable value when that investment is liquidated

          As of June  31,  2003,  and  December  31,  2002,  the net  unrealized
          appreciation   associated  with  investments  held  by  the  Fund  was
          $15,041,337, and $6,540,900, respectively.

(7)  Restricted Securities

     As indicated on the schedule of investments as of June 30, 2003, and December 31, 2002, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (note 5).

(8)  Purchase of Additional Shares

     In accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund. The Fund issued no shares during the three months and six months ended June 30, 2003, under the dividend reinvestment plan.

(9)  Distributions to Shareholders

     During the three months ended June 30, 2003, the Fund distributed $435,172, resulting in total distributions for the six months ended June 30, 2003, amounting to $870,344. The final tax characteristics of this distribution cannot be determined at this time.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                                  June 30, 2003

(10) Financial Highlights

     Selected per share data and ratios for each share of common stock outstanding throughout the three months ended June 30, 2002, and 2003, are as follows:

                                                           2002         2003
     Net asset value, beginning of period                $ 12.75       $  8.39
     Net investment income (loss)                        $( 0.09)      $( 0.06)
     Net realized and unrealized gain on investments     $( 0.30)      $  3.37
                                                         -------       -------
         Total return from investment operations         $( 0.55)      $  3.31
                                                         -------       -------
     Distributions:                                      $  0.00       $  0.10
                                                         -------       -------
     Net asset value, end of period                      $ 12.20       $ 11.60
                                                         =======       =======

     Per share market value, end of period               $ 10.00       $  9.35

     Portfolio turnover rate (quarterly)                    3.18%         2.83%
     Quarterly return (a)                                  -7.41%        38.52%
     Ratio to average net assets (quarterly)(b):
     Net investment income (loss)                          -0.71%        -0.65%
     Expenses, excluding incentive fees                     0.93%         0.92%
     Expenses, including incentive fees                     0.93%         0.99%

(a) Quarterly return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period.

(b)  Average net assets have been computed based on quarterly valuations.

     Selected per share data and ratios for each share of common stock outstanding throughout the six months ended June 30, 2002, and 2003, are as follows:

                                                             2002        2003
     Net asset value, beginning of period                $ 12.50       $  9.48
     Net investment income (loss)                        $( 0.16)      $  0.14
     Net realized and unrealized gain on investments     $( 0.14)      $  2.18
                                                         -------       -------
     Total return from investment operations             $( 0.30)      $  2.32
                                                         -------       -------
     Distributions:                                      $  0.00       $  0.20
                                                         -------       -------
     Net asset value, end of period                      $ 12.75       $ 11.60
                                                         =======       =======

     Per share market value, end of period               $ 10.00       $  9.35

     Portfolio turnover rate (semi-annually)                6.00%         7.15%
     Six-month return (a)                                  -3.01%        18.96%
     Ratio to average net assets (semi-annually) (b):
     Net investment income (loss)                          -1.30%         1.44%
     Expenses, excluding incentive fees                     1.72%         1.64%
     Expenses, including incentive fees                     1.72%         2.10%

(a) Semi-annual return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period.

(b)  Average net assets have been computed based on quarterly valuations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Portfolio Investments

     The following portfolio transactions are noted for the quarter ended June 30, 2003:

     Active Link Communications, Inc. (OTC:ACVE) In the second quarter of 2003, the Company made a principal repayment on the convertible bridge note owned by the Fund of $22,457, reducing the balance outstanding on the bridge note to $19,023. At June 30, 2003, the Company was in default on principal and interest payments due to the Fund. As a result of the default, the Fund has placed a reserve equal to 100% of the par value of the principal amounts of all positions held by the Fund in the Company.

     Airnet Systems, Inc. (NYSE:ANS) During the second quarter of 2003, the Fund sold 25,000 shares of Airnet common stock in the open market realizing proceeds of $107,756, representing a gain of $1,506. At June 30, 2003, the Fund had 50,000 shares of ANS remaining having a basis of $212,500, or $2.13 per share.

     Bentley Pharmaceuticals, Inc. (AMEX:BNT) In the second quarter of 2003, the Fund sold 62,900 shares of common stock in the open market realizing proceeds of $605,893, representing a gain of $476,151. At June 30, 2003, the Fund owned 472,979 shares of Bentley common stock with a basis of $616,582 or $1.30 per share.

     Canterbury Consulting Group, Inc. (NASDAQ:CITI) In the second quarter of 2003, the Fund sold 10,050 shares of Canterbury common stock in the open market realizing proceeds of $7,537, representing a loss of $60,517. At June 30, 2003, the Fund owned 18,521 shares of CITI common stock with a basis of $125,415 or $6.77 per share.

     Creative Host Services, Inc. (NASDAQ:CHST) During the second quarter of 2003, the Fund exited its position in Creative Host. The Fund sold 4,830 shares of CHST common stock in the open market realizing proceeds of $8,403, representing a gain of $482.

     DaisyTek International, Inc. (NASDAQ:DZTK) During the quarter ending June 30, 2003, the Fund sold its entire position of 149,600 shares of DaisyTek common stock in the open market realizing proceeds of $82,414, representing a loss of $569,524.

     The Dwyer Group, Inc. (NASDAQ:DWYR) In the second quarter of 2003, the Fund sold 100,000 shares of Dwyer common stock in the open market realizing proceeds of $651,870, representing a gain of $312,709. At June 30, 2003, the Fund owned 575,000 shares of DWYR common stock having a basis of $1,627,470 or $2.83 per share.

     Flamel Technologies, SA (Nasdaq:FLML) In the second quarter of 2003, the Fund purchased 80,000 shares of the Company's shares in the open market for

     $746,053, a cost of $9.33 per share. At June 30, 2003, the Fund owned 100,000 shares of FLML common stock having a basis of $832,267, or 8.32 per share.

     Gasco Energy, Inc. (OTC:GASE) In the quarter ended June 30, 2003, the Fund purchased an additional 101,875 shares of the Company's common stock in the open market for $50,938, a cost of $0.50 per share. At June 30, 2003, the Fund owned a total of 170,000 common shares having a basis of $48,767, or $0.29 per share purchased in the open market and 250,000 shares at $1.00 per share that were purchased in a private placement.

     Integrated Security Systems, Inc. (OTC:IZZI) In the second quarter of 2003, the Fund received common stock of the Company as payment in kind for interest on 8% Promissory Notes owned by theFund. In total, the Fund received 13,297 shares of IZZI having an imputed cost of $1,994, a rate of $0.15 per share, as payment in kind for interest on the notes. The total number of shares owned by the Fund as a result of PIK agreements with the Company at June 30, 2003, was 208,004 shares of the Company's common stock having a basis of $49,173, a rate of $0.24 per share. Also during the second quarter of 2003, the Fund purchased two $100,000, 8% promissory notes due July 1, 2004, and as additional consideration for the loans received five-year warrants to purchase a total of 1,000,000 shares of the Company's common stock at $0.20. In conjunction with these purchases, the Fund agreed to extend the due date of the previously existing promissory notes to July 1, 2004.

     At June 30, 2003, in addition to the PIK shares discussed above, the Fund owned the following: $525,000 in 8% Promissory Notes with no conversion feature; $542,989 in Series F Preferred convertible into the Company's common stock at a rate of $0.20 per share; $3,666,951 in Series G Preferred convertible into common at a rate of $0.20 per share; $150,000 in Series D Preferred convertible into common at a rate of $0.80 per share; 393,259 shares of the Company's common stock having a basis of $215,899 or $0.55 per share; warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004; warrants to purchase 312,500 shares of the Company's common stock at $0.80 per share on or before October 2, 2003; warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share on or before October 11, 2004; warrants to purchase 2,625,000 shares of the Company's common stock at $0.20 per share with term dates ranging from September 2006 to June 2008; and options to purchase 41,034 shares of the Company's common stock having strike prices ranging between $0.21 and $0.49 per share and term dates ranging from May 2006 to August 2007.

     JAKKS Pacific, In. (Nasdaq:JAKK) During the second quarter of 2003, the Fund sold 10,000 shares of the Company's common stock in the open market realizing proceeds of $128,483, representing a gain of $68,816. At June 30, 2003, the Fund owned 49,847 shares of JAKK common stock having a basis of $297,421, or a cost of $5.97 per share.

     Laserscope (Nasdaq:LSCP) During the second quarter of 2003, the Fund converted $200,000 of its 8% Debentures into 160,000 shares of the Company's common stock at $1.25 per share in lieu of mandatory principal payments on the debentures. At June 30, 2003, the Fund owned $1,300,000 in 8% Convertible Debentures of the Company having a conversion rate of $1.25 per share and options to purchase 30,000 common shares at $4.19.

     Medical Action Industries, Inc. (Nasdaq:MDCI) In the second quarter of 2003, the Fund purchased an additional 15,000 shares of Medical Action common stock in the open market for $179,839, a rate of $11.99 per share. At June 30, 2003, the Fund owned a total of 25,000 shares of MDCI common stock having a basis of $292,329, or $11.69 per share.

     Nautilus Group, Inc. (NYSE:NLS) During the second quarter of 2003, the Fund exited its position in Nautilus by selling 25,000 shares of its common stock in the open market realizing proceeds of $319,485, representing a loss of $81,140.

     Simtek Corporation (OTC:SRAM) In the second quarter of 2003, the Fund acquired options to purchase 5,288 shares of the Company's common stock at $0.165 per share. These options were obtained by assignment from Robert C. Pearson, Executive Vice-President of RENN Capital Group, Inc., who earned the options as a member of the Company's Board of Directors. At June 30, 2003, in addition to the options discussed previously, the Fund owned a $1,000,000, 7.5% Convertible Debenture, convertible into the Company's common stock at a rate of $3.12 per share and 1,000,000 shares of the Company's common stock having a basis of $195,000 or $0.195 per share.

Results of Operations for the Three Months Ended June 30, 2003

     For the quarter ended June 30, 2003, the Fund had a net investment loss of ($279,160) compared to a net investment loss of ($388,863) in the second quarter of 2002. This reduction in net loss resulted from a combination of increased income and decreased expenses in the second quarter of 2003 compared to the same period of 2002. Interest income decreased 6.93% from $93,429 in the second quarter of 2002 to $86,954 for the second quarter of 2003. Dividend income increased to $55,221 in 2003 from $24,728 for the second quarter of 2002, an increase of 123.31%. This increase in dividend income is due primarily to the accrual of dividends due on Series F and G Preferred Stock of Integrated Security Systems, Inc. In the second quarter of 2003, the Fund accrued $1,552 in income from commitment and other fees, compared to no commitment and other fee income in the second quarter 2002.

     General and administrative expenses decreased from $159,287 in the second quarter of 2002 to $118,130 in the same period of 2003, a decrease of 25.84%. Legal and professional fees decreased 77.46% from $99,158 in the second quarter of 2002 to $22,349 in the same period 2003. Management fees decreased from $233,831 for the second quarter of 2002 to $223,901 for the second quarter of 2003, a decrease of 4.25%, and incentive fees increased to $30,097 for the second quarter of 2003 compared to no incentive fees incurred in the second quarter of 2002.

     Net income for the second quarter of 2003 was $14,912,660 compared to a net loss of ($2,423,550) for the same period of 2002. This increase was due primarily to an increase from net unrealized depreciation on investments from ($1,985,523) in 2002 to net unrealized appreciation on investments in the amount of $15,041,337 in 2003. In addition, in the second quarter of 2003, the Fund realized net gains on investments in the amount of $150,483, compared to a net realized loss on investments of ($49,164) in the second quarter of 2002.

Results of Operations for the Six Months Ended June 30, 2003

     For the six months ended June 30, 2003, the Fund experienced net investment income in the amount of $614,993, compared to a net investment loss in the amount of ($705,270) for the same six-month period in 2002. Interest income increased from $185,104 for the six months ended June 30, 2002, to $347,486 for the same period of 2003, an increase of 86.72%. Dividend income for the six-month period ended June 30, 2003, was $1,161,230 versus $43,238 for the same period in 2002.

     General and administrative expenses decreased from $246,609 in the six months ended June 30, 2002, to $193,180 for the same period in 2003. Legal and professional expenses also decreased from $165,289 in 2002 to $80,514 for the six months ended June 30, 2003. Management fees decreased from

     $478,313 for the six months ended June 30, 2002, to $386,878 for the same period in 2003; whereas incentive fees increased from zero in 2002 to $196,260 for the six months ended June 30, 2003.

     Net income for the first six months of 2003 was $10,096,729, compared to a net loss in the amount of ($1,324,151) for the same period of 2002. In addition to the increases in income and decreases in expenses discussed previously, this increase was driven by an increase in net unrealized appreciation on investments from $2,805,510 in 2002 to $8,500,437 in 2003. In addition, in the first six months of 2003, the Fund realized net gains on investments in the amount of $981,299, compared to a net realized loss on investments of ($3,424,391) in the same period of 2002.

Liquidity and Capital Resources

     For the six months ended June 30, 2003, net assets increased 38.36% from $36,487,668 at March 31, 2003, to $50,485,451, or $11.60 per share, at June
     30, 2003. This increase is primarily attributable to an increase in the net unrealized appreciation of investments from $479,705 at March 31, 2003, to $15,041,337 at June 30, 2003.

     At the end of the second quarter of 2003, the Fund had net cash and cash equivalents of $681,236 versus net cash and cash equivalents of $1,181,514 at March 31, 2003, primarily due to an increase in the Fund's margin balance. Receivables, including interest, dividends, and brokerage, increased from $418,407 at March 31 to $604,436 at June 30, 2003, due primarily to a combination of dividends accrued on Integrated Security Systems Series F and G Preferred Stock, interest and dividends that were accrued on the restructuring of eOriginal, and the brokerage receivable. Prepaid expenses decreased from $21,575 at March 31 to $2,877 at June 30, 2003, primarily due to quarterly charges against prepaid insurance amounts.

     Accounts payable increased slightly from $20,932 at March 31, to $21,632 at June 30, 2003. Accounts payable to affiliate decreased 7.37% from 372,169 at March 31, to $344,753 at June 30, 2003, reflecting an increase in management fee due to higher portfolio values in the second quarter offset by a decrease in incentive fees due to lower realized gains during the second quarter.

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

                                     PART II


ITEM 1. LEGAL PROCEEDINGS.

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Annual Meeting of Shareholders of the Fund (the "Meeting") was held on May 16, 2003. Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management's nominees as listed in the proxy statement.

     (b) At the Meeting, the Fund's shareholders voted upon the election of two Class Three directors of the Fund to hold office for terms of three years or until their successors are elected and qualified. Management's nominees were Mr. Russell Cleveland and Mr. Ernest C. Hill. There were no other nominees. Each of the nominees received a plurality of the shares present in person or by proxy and entitled to vote and were therefore elected as directors. The following are the respective numbers of votes cast "for" and "against" with respect to each nominee.

Name of Nominee                    Votes Cast For             Votes Cast Against
---------------                    --------------             ------------------
Russell Cleveland                      2,908,201                      52,232
Ernest C. Hill                         2,960,433                      49,832

          In addition to the directors elected at the Meeting, the following directors' terms continued after the meeting: Peter Collins, Class One director whose term expires at the Annual Meeting in 2004; and Edward
          O. Boshell, Jr., and Charles C. Pierce, Jr., Class Two directors whose terms expire at the Annual Meeting in 2005.

     (c) Shareholders also voted on Management's proposal to amend the Fund's Articles of Incorporation to change the name of the Fund to RENN Capital Fund III, Inc. This proposal required the affirmative vote of the holders of at least two-thirds (2/3) of the outstanding shares of Common stock entitled to vote. Because the required two- thirds majority vote was not obtained, the proposal to amend the Fund's Articles of Incorporation to change the name of the Fund did not pass. The following are the numbers of votes cast "for," "against," and "abstain" with respect to the name change proposal.

Votes Cast For       Votes Cast Against            Abstain          % In Favor
--------------       ------------------            -------          ----------
  2,881,511               53,345                    25,577            61.147%

ITEM 5. OTHER INFORMATION

     Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          31-1 Certification of Russell Cleveland, President and CEO

          31-2 Certification of Barbe Butschek, Chief Financial Officer

          32-1 Certification of Russell Cleveland, President and CEO

          32-2 Certification of Barbe Butschek, Chief Financial Officer

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



August 15, 2003                 /S/  Russell Cleveland
                                    Russell Cleveland, President and CEO
                                    (Principal Executive Officer)




August 15, 2003                 /S/  Barbe Butschek
                                    Barbe Butschek, Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT 31-1

                                  CERTIFICATION

I, Russell Cleveland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Renaissance Capital Growth & Income Fund III, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and to the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/S/  Russell Cleveland
Russell Cleveland
President and CEO
August 15, 2003

                                  EXHIBIT 31-2

                                  CERTIFICATION

I, Barbe Butschek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Renaissance Capital Growth & Income Fund III, Inc.;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and to the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/S/  Barbe Butschek
Barbe Butschek
Chief Financial Officer
August 13, 2003

                                  EXHIBIT 32-1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. ss.1350, the undersigned officer of Renaissance Capital Growth & Income Fund III, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 15, 2003                               /S/  Russell Cleveland
                                                     Russell Cleveland
                                                     President & CEO

                                  EXHIBIT 32-2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. ss.1350, the undersigned officer of Renaissance Capital Growth & Income Fund III, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   August 15, 2003                             /S/  Barbe Butschek
                                                         Barbe Butschek
                                                         Chief Financial Officer