Form 10-Q
period 2003-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2003-11-14
CIK 919567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2003

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

                               Yes __x__ No _____

4,351,718 shares of common stock were outstanding at November 14, 2003.

The Registrant's Registration Statement on Form N-2 was declared effective by the Securities and Exchange Commission on May 6, 1994.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
               Renaissance Capital Growth & Income Fund III, Inc.
                      Statements of Assets and Liabilities

                                             December 31,2002  September 30,2003
                                                (audited)         (unaudited)
          Assets
Cash and cash equivalents                      $10,968,001        $34,221,579
Investments at fair value, cost of
   $32,918,344, and $31,557,897
   at December 31, 2002 and September
   30, 2003, respectively (note 7)              39,459,243         57,847,681
Interest and dividends receivable,
    net of reserves                                 28,409            207,974
Prepaid expenses                                    40,068             68,852
                                               -----------        -----------
                                               $50,495,721        $92,346,086
                                               ===========        ===========
          Liabilities and Net Assets
Liabilities:
Due to broker (note 4)                           9,001,163         26,942,033
Accounts payable                                    12,106              6,401
Accounts payable - affiliate (note 5)              223,386          1,183,322
                                               -----------        -----------
                                                 9,236,655         28,131,756
                                               ===========        ===========
          Net assets:
Common stock, $1 par value; authorized
   20,000,000 shares; 4,561,618 issued;
   4,351,718 shares outstanding                  4,561,618          4,561,618
Additional paid-in-capital                      35,642,954         35,642,954
Treasury stock at cost, 209,900 shares at
   December 31, 2002, and at September
   30, 2003                                     (1,734,966)        (1,734,966)
Accumulated deficit                             (3,751,440)          (545,060)
Net unrealized appreciation of investments       6,540,900         26,289,784
Net assets, equivalent to $9.48 and $14.76     ------------       ------------
   per share on the shares outstanding at
   December 31, 2002, and September 30,
   2003, respectively                           41,259,066         64,214,330
                                               -----------        -----------
                                               $50,495,721        $92,346,086
                                               ===========        ===========

See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                               September 30, 2003
                                                  (unaudited)
                                ------------------------------------------------
                                Interest  Due                 Fair      % of Net
                                  Rate    Date      Cost    Value      Assets
Eligible Portfolio Investments -
  Convertible Debentures and
   Promissory Notes

Business Process Outsourcing -
 Convertible debenture (1)(3)    12.00  08/31/03 $    98,000  $   100,001   0.16

Dexterity Surgical, Inc. -
 Convertible debenture (2)        9.00  12/19/04   1,316,282    1,066,282   1.66

EDT Learning Inc. -
 Convertible redeemable note (2) 12.00  03/29/12     500,000      500,000   0.78

Integrated Security Systems, Inc. -
 Promissory notes (4)             8.00  09/05/03     525,000      525,000   0.82

Laserscope -
 Convertible debenture (2)        8.00  02/11/07   1,300,000   12,097,800  18.84

Simtek Corporation -
 Debt (2)                         7.50  06/28/09   1,000,000    2,330,128   3.63
                                                 -----------  -----------  -----
                                                 $ 4,739,282  $16,619,211  25.88
                                                 -----------  -----------  -----

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                               September 30, 2003
                                                  (unaudited)
                                ------------------------------------------------
                                Interest  Due                 Fair      % of Net
                                  Rate    Date      Cost    Value      Assets
Other Portfolio Investments -
 Convertible Debentures and
   Promissory Notes

Interpool, Inc. -
 Convertible debenture (2)        9.25  12/27/22 $   375,000  $   375,000   0.58
                                                 -----------  -----------  -----
                                                 $   375,000  $   375,000   0.58
                                                 -----------  -----------  -----


(1)  Valued at fair value as determined by the Investment Adviser (note 7).
(2) Restricted securities - securities that are not fully registered and freely tradable.
(3)  Securities in a privately owned company.
(4) Securities that have no provision allowing conversion into a security for which there is a public market.
(5) Included Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                              September 30, 2003
                                                  (unaudited)
                                 -----------------------------------------------
                                                                 Fair   % of Net
                                         Shares         Cost     Value    Assets

Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. -
 Common stock                             200,000 $   250,000 $ 3,227,400   5.02

CaminoSoft Corp. -
  Common stock                          1,750,000   4,000,000     762,300   1.19
  Common stock  (2)                       708,333     875,000     242,967   0.38

CareerEngine Network, Inc. -
 Common stock  (2)                        125,000     250,000      19,325   0.03

eOriginal, Inc. -
  Series A, preferred stock (1)(3)         10,680   4,692,207     770,383   1.20
  Series B, preferred stock (1)(3)         25,646     620,329   1,849,928   2.88
  Series C, preferred stock (1)(3)         28,929     699,734   2,086,741   3.25
  New Series C, preferred stock (1)(3)     12,709     205,000     205,000   0.32

Fortune Natural Resources Corp. -
  Common stock                          1,262,394     500,500     374,931   0.58

Gasco Energy, Inc. -
  Common stock                            750,000     639,105     423,225   0.66

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                              September 30, 2003
                                                  (unaudited)
                                 -----------------------------------------------
                                                                 Fair   % of Net
                                         Shares         Cost     Value    Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Integrated Security Systems, Inc. -
  Common stock (2)                     24,173,966 $ 4,973,166 $ 7,903,235  12.31
  Series D, preferred stock (2)           187,500     150,000      78,750   0.12

JAKKS Pacific, Inc. -
  Common stock                             49,847     297,421     606,493   0.94

Laserscope -
  Common stock                            160,000     200,000   1,861,200   2.90

Poore Brothers, Inc. -
  Common stock (2)                      1,686,357   1,748,170   7,557,258  11.77

Simtek Corp. -
  Common stock                          1,000,000     195,000     782,100   1.22

ThermoView Industries, Inc. -
  Common stock                            234,951     563,060     109,323   0.17

Miscellaneous Securities                                  165     762,989   1.19
                                                  ----------- -----------  -----
                                                  $20,858,857 $29,623,548  46.13
                                                  ----------- -----------  -----


(1)  Valued at fair value as determined by the Investment Adviser (note 7).
(2) Restricted securities - securities that are not fully registered and freely tradable.
(3)  Securities in a privately owned company.
(4) Securities that have no provision allowing conversion into a security for which there is a public market.
(5) Included Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                              September 30, 2003
                                                  (unaudited)
                                 -----------------------------------------------
                                                                 Fair   % of Net
                                         Shares         Cost     Value    Assets
Other Portfolio Investments -
 Common Stock, Preferred Stock,
   and Miscellaneous Securities

AirNet Systems, Inc. -
  Common stock                              9,900 $    42,075 $    39,204   0.06

Bentley Pharmaceuticals, Inc. -
  Common stock                             72,979      91,224   1,177,662   1.83

Capital Senior Living Corp. -
  Common stock                             57,100     146,335     245,336   0.38

Dave & Busters, Inc. -
  Common stock                            100,000     653,259   1,019,700   1.59

EDT Learning, Inc. -
  Common stock                             48,266      27,033      28,670   0.04

Flamel Technologies, SA -
  Common stock                            100,000     832,267   3,337,290   5.20

Franklin Covey -
  Common stock                            204,326     287,858     258,922   0.40

Gasco Energy, Inc. -
  Common stock                            250,000     250,000     141,075   0.22

I-Flow Corporation -
  Common stock                            100,000     254,038   1,048,410   1.63

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                              September 30, 2003
                                                  (unaudited)
                                 -----------------------------------------------
                                                                 Fair   % of Net
                                         Shares         Cost     Value    Assets
Other Portfolio Investments -
 Common Stock, Preferred Stock,
   and Miscellaneous Securities

Inet Technologies, Inc. -
  Common stock                             96,600 $   530,338 $ 1,226,984   1.91

Medical Action Industries, Inc. -
  Common stock                             25,000     292,329     319,770   0.50

Precis, Inc. -
  Common stock                            200,700   1,372,417     673,569   1.05

Stonepath Group, Inc. -
  Common stock (2)                        200,000     270,000     429,400   0.67

US Home Systems, Inc. -
  Common stock                            110,000     535,587   1,283,931   2.00

Miscellaneous Securities                                    0           0   0.00
                                                  ----------- -----------  -----
                                                  $ 5,584,760 $11,229,923  17.49
                                                  ----------- -----------  -----
                                                  $31,557,899 $57,847,682  90.09
                                                  =========== ===========  =====

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                              September 30, 2003
                                                  (unaudited)
                                 -----------------------------------------------
                                                                 Fair   % of Net
                                         Shares         Cost     Value    Assets
Allocation of Investments -
  Restricted Shares, Unrestricted
    Shares, and Other Securities
Restricted  Securities (2)                        $12,757,618 $32,600,145  50.77
Unrestricted Securities                            11,959,843  18,947,495  29.51
Other Securities (5)                                6,840,435   6,300,042   9.81

(1)  Valued at fair value as determined by the Investment Adviser (note 7).
(2) Restricted securities - securities that are not fully registered and freely tradable.
(3)  Securities in a privately owned company.
(4) Securities that have no provision allowing conversion into a security for which there is a public market.
(5) Included Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                               December 31, 2003
                                                   (audited)
                                ------------------------------------------------
                                Interest  Due                 Fair      % of Net
                                  Rate    Date      Cost    Value      Assets
Eligible Portfolio Investments -
  Convertible Debentures and
   Promissory Notes

Active Link Communications, Inc. -
 Convertible bridge note (2)     12.00  09/30/03 $    41,480  $    41,789   0.10
 Convertible note (2)             8.00  09/30/03     125,000      126,000   0.31
 Convertible note (2)             8.00  09/30/03     250,000      252,000   0.61

Business Process Outsourcing -
 Convertible debenture (1)(3)    12.00  08/31/03      98,000      100,000   0.24

Dexterity Surgical, Inc. -
 Convertible debenture (2)        9.00  12/19/04   1,316,282    1,066,282   2.58

EDT Learning, Inc. -
 Convertible redeemable note (2) 12.00  03/29/12     500,000      500,000   1.21

eOriginal, Inc. -
 Promissory note  (3)            12.00  12/31/02   1,139,683    1,139,683   2.76

Integrated Security Systems, Inc. -
 Promissory notes (4)             8.00  09/05/03     325,000      325,000   0.79

Laserscope -
 Convertible debenture (2)        8.00  02/11/07   1,500,000    5,026,000  12.18

Simtek Corporation -
 Convertible debenture (2)        7.50  06/28/09   1,000,000    1,000,000   2.42
                                                 -----------  -----------  -----
                                                 $ 6,295,445  $ 9,576,754  23.21
                                                 -----------  -----------  -----

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                               December 31, 2003
                                                   (audited)
                                ------------------------------------------------
                                Interest  Due                 Fair      % of Net
                                  Rate    Date      Cost    Value      Assets

Other Portfolio Investments -
 Convertible Debentures and
   Promissory Notes

CareerEngine Network, Inc. -
 Convertible debenture (2)       12.00  03/31/10 $   250,000  $   250,000   0.61

Interpool, Inc. -
 Convertible debenture (2)        9.25  12/27/22     375,000      375,000   0.91
                                                 -----------  -----------  -----
                                                 $   625,000  $   625,000   1.51
                                                 -----------  -----------  -----


(1)  Valued at fair value as determined by the Investment Adviser (note 7).
(2) Restricted securities - securities that are not fully registered and freely tradeable.
(3)  Securities in a privately owned company.
(4) Securities that have no provision allowing conversion into a security for which there is a public market.
(5) Included Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                              December 31, 2003
                                                  (audited)
                                 -----------------------------------------------
                                                                 Fair   % of Net
                                         Shares         Cost     Value    Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

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

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                              December 31, 2003
                                                  (audited)
                                 -----------------------------------------------
                                                                 Fair   % of Net
                                         Shares         Cost     Value    Assets
Eligible Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

JAKKS Pacific, Inc. -
  Common stock                             59,847  $   357,088 $   798,078  1.93

Poore Brothers, Inc. -
  Common stock (2)                      2,016,357    2,078,170   4,669,485 11.32

Simtek Corp. -
  Common stock  (2)                     1,000,000      195,000     150,400  0.36

ThermoView Industries, Inc. -
  Common stock                            134,951      497,832     120,241  0.29

Miscellaneous Securities                                 2,165     462,349  1.12
                                                   ----------- ----------- -----

                                                   $19,494,943 $21,137,547 51.23
                                                   ----------- ----------- -----

(1)  Valued at fair value as determined by the Investment Adviser (note 7).
(2) Restricted securities - securities that are not fully registered and freely tradeable.
(3)  Securities in a privately owned company.
(4) Securities that have no provision allowing conversion into a security for which there is a public market.
(5) Included Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                              December 31, 2003
                                                  (audited)
                                 -----------------------------------------------
                                                                 Fair   % of Net
                                         Shares         Cost     Value    Assets
Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

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

               Renaissance Capital Growth & Income Fund III, Inc.
                            Schedules of Investments
                                              December 31, 2003
                                                  (audited)
                                 -----------------------------------------------
                                                                 Fair   % of Net
                                         Shares         Cost     Value    Assets
Other Portfolio Investments -
 Common Stock, Preferred Stock,
  and Miscellaneous Securities

Inet Technologies, Inc. -
  Common stock                             75,000  $   367,434 $   452,925  1.10

Precis, Inc. -
  Common stock                            100,700    1,025,047     550,305  1.33

US Home Systems, Inc. -
  Common stock                            110,000      535,587     601,128  1.46

Miscellaneous Securities                                     0           0  0.00
                                                   ----------- ----------- -----
                                                   $ 6,502,956 $ 8,119,942 19.68
                                                   ----------- ----------- -----
                                                   $32,918,344 $39,459,243 95.64
                                                   =========== =========== =====
Allocation of Investments -
  Restricted Shares, Unrestricted Shares,
  and Other Securities

Restricted Securities   (2)                        $15,097,941 $19,191,669 46.52
Unrestricted Securities                            $12,255,525 $13,663,124 33.12
Other Securities  (5)                              $ 5,564,878 $ 6,604,450 16.01


(1)  Valued at fair value as determined by the Investment Adviser (note 7).
(2) Restricted securities - securities that are not fully registered and freely tradeable.
(3)  Securities in a privately owned company.
(4) Securities that have no provision allowing conversion into a security for which there is a public market.
(5) Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                Three Months Ended September 30,
                                                  2002                   2003
                                                  ----                   ----
Income:
   Interest                                  ($    10,405)          $    88,396
   Dividend income                                 16,396                46,706
   Commitment and other fees                       20,000                 2,423
                                              -----------           -----------
                                                   25,991               137,525
                                              -----------           -----------
Expenses (note 5):
   General and administrative                      84,886                71,164
   Incentive fee                                        0               794,919
   Interest expense                                 9,813                20,979
   Legal and professional fees                     28,784                21,879
   Management fees                                190,870               287,577
                                              -----------           -----------
                                                  314,353             1,196,518
                                              -----------           -----------

         Net investment income (loss)        (    288,362)         (  1,058,993)
                                              -----------           -----------

Realized and unrealized gain (loss)
  on investments:
  Net unrealized appreciation
    (depreciation) on investments            ( 10,732,012)           11,248,447
  Net realized gain on investments                      0             3,974,597
                                              -----------           -----------
         Net gain on investments             ( 10,732,012)           15,223,044
                                              -----------           -----------
         Net income                          ($11,020,374)          $14,164,050
                                              ===========           ===========
Net income per share (note 2(e))             ($      2.53)          $      3.25
                                              ===========           ===========


See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 2002                       2003
                                                 ----                       ----
Income:
   Interest                                   $   175,700           $   435,884
   Dividend income                                 59,635             1,207,937
   Commitment and other fees                       20,000                 3,975
                                              -----------           -----------
                                                  255,335             1,647,796
                                              -----------           -----------
Expenses (note 5):
   General and administrative                     331,496               264,344
   Incentive fee                                        0               991,179
   Interest expense                                54,213                59,422
   Legal and professional fees                    194,074               102,393
   Management fees                                669,183               674,456
                                              -----------           -----------
                                                1,248,966             2,091,794
                                              -----------           -----------
         Net investment income (loss)        (    993,631)         (    443,998)
                                              -----------           -----------
Realized and unrealized gain (loss)
  on investments:
  Net unrealized appreciation
    (depreciation) on investments            (  7,926,503)           19,748,883
  Net realized gain (loss) on investments    (  3,424,391)            4,955,896
                                              -----------           -----------
         Net gain (loss) on investments      ( 11,350,894)           24,704,779
                                              -----------           -----------
         Net income (loss)                   ($12,344,525)          $24,260,781
                                              ===========           ===========
Net income (loss) per share (note 2(e))      ($      2.84)          $      5.57
                                              ===========           ===========





See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statement of Changes in Net Assets
                                   (Unaudited)

                                                Three Months Ended September 30,
                                                2002                        2003
                                                ----                        ----
From operations:

   Net investment income (loss)              ($   288,362)         ($ 1,058,993)
   Net realized gain (loss) on
      investments                                       0             3,974,597
   Increase (decrease) in unrealized
      appreciation on investments            ( 10,732,012)           11,248,447
                                              -----------           -----------
      Net increase (decrease) in net
        assets resulting from operations     ( 11,020,374)           14,164,051
                                              -----------           -----------
From distributions to stockholders:
    Common dividends *                                  0          (    435,172)
                                              -----------           -----------
         Net decrease in net assets
             resulting from distributions               0          (    435,172)
                                              -----------           -----------

   Total increase (decrease) in net assets   ( 11,020,374)           13,728,879

Net assets:

   Beginning of period                         53,213,357            50,485,451
                                              -----------           -----------
   End of period                              $42,192,983           $64,214,330
                                              ===========           ===========

* Source of distributions not determinable at September 30, 2003; will be characterized at year end.

See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                       Statement of Changes in Net Assets
                                   (Unaudited)

                                               Nine Months Ended September 30,
                                              2002                         2003
                                              ----                         ----
From operations:

   Net investment income (loss)              ($    993,631)        ($   443,998)
   Net realized gain (loss) on
      investments                            (   3,424,391)           4,955,896
   Increase (decrease) in unrealized
      appreciation on investments            (   7,926,503)          19,748,882
                                              ------------          -----------
      Net increase (decrease) in net
        assets resulting from operations     ( 12,344,525)           24,260,780
                                              -----------           -----------
From distributions to stockholders:
    Common dividends  *                                 0          (  1,305,516)
                                              -----------           -----------
         Net decrease in net assets
             resulting from distributions               0          (  1,305,516)
                                              -----------           -----------

     Total increase (decrease) in net assets  ( 12,344,525)          22,955,264

Net assets:

   Beginning of period                          54,537,508           41,259,066
                                               -----------          -----------
   End of period                               $42,192,983          $64,214,330
                                               ===========          ===========


* Source of distributions not determinable at September 30, 2003; will be characterized at year end.


See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                                   (unaudited)
                                                Three Months Ended September 30,
                                                         2002         2003
                                                         ----         ----
Cash flows from operation activities:
   Net income                                        ($11,020,374)  $14,164,050
    Adjustments to reconcile net income to net
      cash provided by (used in) operations:
         Net unrealized (appreciation) depreciation
            on investments                             10,732,012  ( 11,248,447)

         Net realized (gain) loss on investments                0  (  3,974,597)

         (Increase) decrease in interest and
            dividends receivable                           78,431       286,082
         (Increase) decrease in other receivables               0       110,381

         (Increase) decrease in other assets         (     57,978) (     65,975)
         Increase (decrease) in accounts payable            2,297  (     15,231)
         Increase (decrease) in accounts payable -
           affiliate                                 (     49,297)      838,569
         Increase (decrease) in other liabilities    (  2,863,895) (  7,549,571)
   Purchase of investments                           (  1,217,143) (  1,595,640)
   Proceeds from sale of investments                            0     8,534,289
   Repayment of debentures and notes                        9,880             0
                                                      -----------   -----------
            Net cash provided by (used in) operating
               activities                            (  4,386,067) (    516,089)
                                                      -----------   -----------
Cash flows from financing activities:
   Cash dividends                                               0  (    435,172)
                                                      -----------   -----------
           Net cash used in financing activities                0  (    435,172)
                                                      -----------   -----------
Net increase (decrease) in cash and cash
    equivalents                                      (  4,386,067) (    951,261)
Cash and cash equivalents at beginning of year         21,162,267    35,172,840
                                                      -----------   -----------
Cash and cash equivalents at end of period            $16,776,200   $34,221,579
                                                      ===========   ===========

Cash paid during the year for interest                $     9,813   $    20,979
Cash paid during the year for income/excise tax       $         0   $         0

See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                                   (unaudited)
                                                 Nine Months Ended September 30,
                                                         2002          2003
                                                         ----          ----
Cash flows from operation activities:
   Net income                                        ($12,344,525)  $24,260,780
   Adjustments to reconcile net income to net
      cash provided by (used in) operations:
         Net unrealized (appreciation) depreciation
            on investments                              7,926,503  ( 19,748,884)
         Net realized (gain) loss on investments        3,424,391  (  4,955,896)
         (Increase) decrease in interest and
            dividends receivable                           63,853  (    179,564)
         (Increase) decrease in other receivables               0             0
         (Increase) decrease in other assets         (     45,110) (     28,784)
         Increase (decrease) in accounts payable            4,163  (      5,705)
         Increase (decrease) in accounts payable -
           affiliate                                 (     42,589)      959,936
         Increase (decrease) in other liabilities    (  8,694,343)   17,940,871
   Purchase of investments                           (  5,202,187) (  5,271,906)
   Proceeds from sale of investments                    3,941,141    11,565,790
   Repayment of debentures and notes                      618,977        22,456
                                                      -----------   -----------
            Net cash provided by (used in)  operating
               activities                            ( 10,349,726)   24,559,094
                                                      -----------   -----------
Cash flows from financing activities:
   Cash dividends                                               0  (  1,305,516)
                                                      -----------   -----------
            Net cash used in financing activities               0  (  1,305,516)
                                                      -----------   -----------
Net increase (decrease) in cash and cash
    equivalents                                      ( 10,349,726)   23,253,578
Cash and cash equivalents at beginning of year         27,125,926    10,968,001
                                                      -----------   -----------
Cash and cash equivalents at end of period            $16,776,200   $34,221,579
                                                      ===========   ===========

Cash paid during the year for interest                $    54,214   $    59,422
Cash paid during the year for income/excise tax       $    25,779   $     1,671


See accompanying notes to financial statements.

               Renaissance Capital Growth & Income Fund III, Inc.
                             Statement of Cash Flows
                                   (unaudited)
                    Periods ended September 30, 2002 and 2003

Noncash investing and financing activities:

     During the quarter ended March 31, 2003, the Fund received common stock in settlement of amounts due from interest and dividends totaling $891,417. During the quarter ended June 30, 2003, the Fund received common stock in settlement of amounts due from interest totaling $1,994. During the quarter ended September 30, 2003, the Fund received common stock in settlement of amounts due from interest totaling $498,155.

     During the quarter ended March 31, 2002, the Fund received common stock in settlement of amounts due from interest and dividends totaling $9,397. During the quarter ended June 30, 2002, the Fund received common stock in settlement of amounts due from interest totaling $6,745. During the quarter ended September 30, 2002, the Fund received common stock in settlement of amounts due from interest totaling $6,740.


See accompanying notes to financial statements.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2003

(1)  Organization and Business Purpose

     Renaissance Capital Growth & Income Fund III, Inc. (the Fund), is a non-diversified, closed-end fund that has elected to be treated as a Business Development Company under the Investment Company Act of 1940, as amended (1940 Act). The Fund, a Texas corporation, was organized in 1994 and commenced operations in 1995. The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in privately-placed convertible and equity securities of emerging growth public companies (portfolio companies). The Fund's investment adviser is RENN Capital Group, Inc. (Investment Adviser).

(2)  Summary of Significant Accounting Policies

     (a)  Valuation of Investments

          Portfolio investments are stated at quoted market or fair value as determined by the Investment Adviser (note 7). The securities held by the Fund are primarily unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

     (b)  Other

          The Fund records security transactions on the trade date. Dividend income is recorded on the ex-dividend date. Interest income is recorded as earned on the accrual basis.

     (c)  Cash and Cash Equivalents

          The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2003

     (d)  Federal Income Taxes

          The Fund has elected the special income tax treatment available to "regulated investment companies" ("RIC") under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund's policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund's taxable investment income to its shareholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund's net assets as well as the amount of income available for distribution to shareholders.

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

(3)  Reclassifications

     Certain reclassifications of prior period amounts have been made in the statement of cash flows to conform to the current period presentation.

(4)  Due to Broker

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2003

     to deliver cash balances or securities, or clear security transactions on the Fund's behalf. The Investment Adviser actively monitors the Fund's exposure to the broker and believes the likelihood of loss under those circumstances is remote.

(5)  Management and Incentive Fees

     The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the Agreement), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

     o The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% (1.75% annually) of the Fund's Net Assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $287,577 and $190,870 for such management fees during the quarters ended September 30, 2003, and September 30, 2002, respectively, and $674,456 and $669,183 for the nine months ended September 30, 2003, and September 30, 2002, respectively. Amounts payable for such fees at September 30, 2003, and September 30, 2002, were $287,577 and $185,405, respectively, and are included in Accounts payable - affiliate on the statements of assets and liabilities.

     o The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund's realized capital gains in excess of realized capital losses of the Fund after allowance for any unrealized capital losses in excess of unrealized capital gains on the portfolio investments of the Fund. The incentive fee is calculated, accrued, and paid on a quarterly basis. The Fund incurred $794,919 during the quarter ended September 30, 2003, for such incentive fees, and $919,179 for the nine months ended September 30, 2003. The Fund did not incur any incentive fees for the quarter ended September 30, 2002, or for the nine months ended September 30, 2002. Amounts payable for such fees at September 30, 2003 were $794,919, which are included in Accounts payable - affiliate on the statements of assets and liabilities.

     o The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $12,493 and $19,129 during the quarters ended September 30, 2003, and September 30, 2002, respectively, and $73,065

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2003

          and $59,801 for the nine months ended September 30, 2003, and September 30, 2002, respectively. Such reimbursements are included in general and administrative expenses in the accompanying statements of operations.

(6)  Eligible Portfolio Companies and Investments

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

     (b)  Investments.

          Investments are carried in the statements of assets and liabilities as of December 31, 2002, and September 30, 2003, at fair value, as determined in good faith by the Investment Adviser. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded but is not otherwise restricted. Generally, the Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on convertible securities are generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

(7)  Valuation of Investments

     On a quarterly basis, Renaissance Group prepares a valuation of the assets of the Fund subject to the approval of the Board of Directors. The valuation principles are as follows:

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2003

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

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2003

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

          o Where a portfolio company is in default on a debt instrument held by the Fund, and no market exists for that instrument, the fair value for the investment is determined on the basis of appraisal procedures established in good faith by the Investment Adviser. This type of fair value determination is based upon numerous factors such as the portfolio company's earnings and net worth, market prices for comparative investments (similar securities in the market place), the terms of the Fund's investment, and a detailed assessment of the portfolio company's future financial prospects. In the event of unsuccessful operations by a portfolio company, the appraisal may be based upon an estimated net realizable value when that investment is liquidated

               As of September 30, 2003, and December 31, 2002, the net unrealized appreciation associated with investments held by the Fund was $26,289,784, and $6,540,900, respectively.

(8)  Restricted Securities

     As indicated on the statement of investments as of September 30, 2003, and December 31, 2002, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (note 7).

(9)  Purchase of Additional Shares

     In accordance with Fund guidelines, certain shareholders reinvested their dividends in the Fund. The Fund issued no shares during the three months and nine months ended September 30, 2003, under the dividend reinvestment plan.

(10) Distributions to Shareholders

     During the three months ended September 30, 2003, the Fund distributed $435,172, resulting in total distributions for the nine months ended September 30, 2003, amounting to $1,305,516. The final tax characteristics

               RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
                          Notes to Financial Statements
                               September 30, 2003

     of these distributions cannot be determined at this time. The Fund made no distributions to shareholders during the three and nine months ended September 30, 2002.

(11) Financial Highlights

     Selected per share data and ratios for each share of common stock outstanding throughout the three months ended September 30, 2002, and 2003, are as follows:

                                                            2002          2003
                                                            ----          ----
     Net asset value, beginning of period                 $ 12.20       $ 11.60
     Net investment income (loss)                         $( 0.07)      $( 0.24)
     Net realized and unrealized gain on investments      $( 2.46)      $  3.50
                                                          --------      --------
         Total return from investment operations          $( 2.53)      $  3.26
                                                          --------      --------
     Distributions:                                       $  0.00       $  0.10
                                                          --------      --------
     Net asset value, end of period                       $  9.67       $ 14.76
                                                          ========      ========

     Per share market value, end of period                $  8.94       $ 11.44


     Portfolio turnover rate (quarterly)                     0.02%         2.96%
     Quarterly return (a)                                  -10.61%        22.35%
     Ratio to average net assets (quarterly) (b):
         Net investment income (loss)                      - 0.60%       - 2.20%
         Expenses, excluding incentive fees                  0.66%         0.84%
         Expenses, including incentive fees                  0.66%         2.49%

(a) Quarterly return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period.

(b)  Average net assets have been computed based on quarterly valuations.

     Selected per share data and ratios for each share of common stock outstanding throughout the nine months ended September 30, 2002, and 2003, are as follows:

                                                            2002          2003
                                                            ----          ----
     Net asset value, beginning of period                 $ 12.50       $  9.48
     Net investment income (loss)                         $( 0.23)      $( 0.10)
     Net realized and unrealized gain on investments      $( 2.60)      $  5.68
                                                          --------      --------
         Total return from investment operations          $( 2.83)      $  5.58
                                                          --------      --------
     Distributions                                        $  0.00       $  0.30
                                                          --------      --------
     Net asset value, end of period                       $  9.67       $ 14.76
                                                          ========      ========

     Per share market value, end of period                $  8.94       $ 11.44

     Portfolio turnover rate (nine months)                   8.75%        10.34%
     Nine-month return (a)                                 -13.30%        45.55%
     Ratio to average net assets (semi-annually) (b):
         Net investment income (loss)                      - 1.93%       - 0.92%
         Expenses, excluding incentive fees                  2.43%         2.29%
         Expenses, including incentive fees                  2.43%         4.35%

(a) Nine month return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period.

(b)  Average net assets have been computed based on quarterly valuations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Portfolio Investments

     The following portfolio transactions are noted for the quarter ended September 30, 2003:

     Active Link Communications, Inc. (OTC:ACVE) In the third quarter of 2003, the Fund wrote off its entire investment in the Company realizing a tax loss in the amount of $396,023.

     Airnet Systems, Inc. (NYSE:ANS) During the third quarter of 2003, the Fund sold 40,100 shares of Airnet common stock in the open market realizing proceeds of $172,585, representing a gain of $2,161. At September 30, 2003, the Fund had 9,900 shares of ANS remaining having a basis of $42,075, or $4.25 per share.

     Bentley Pharmaceuticals,  Inc. (AMEX:BNT) In the third quarter of 2003, the
          Fund sold 200,000 shares of common stock in the open market realizing proceeds of $2,723,911, representing a gain of $2,448,552. At September 30, 2003, the Fund owned 272,979 shares of Bentley common stock with a basis of $341,224 or $1.25 per share.

     Canterbury  Consulting  Group,  Inc.  (NASDAQ:CITI) In the third quarter of
          2003, the Fund exited its position in the Company by selling 18,521 shares of Canterbury common stock in the open market realizing proceeds of $12,594, representing a loss of $112,822.

     CNE Group, Inc. (AMEX:CNE) During the third quarter of 2003, the Company exchanged its outstanding debenture for 125,000 shares of the Company's common stock. At September 30, 2003, the Fund owned 125,000 shares of the Company's common stock with a basis of $250,000 or $2.00 per share and warrants to purchase 62,500 shares of the Company's common stock with an exercise price of $6.00 per share.

     Dexterity Surgical, Inc. (OTC:DEXT) In the third quarter of 2003, the Fund sold 500 shares of Series A Preferred Stock, 500 shares of Series B Preferred Stock, and 260,000 shares of the Company's common stock for a total of $0.50, representing a loss of $1,634,999.50. At September 30, 2003, the Fund owned $1,316,282 of the Company's 9% Convertible Debentures.

     The Dwyer Group, Inc. (NASDAQ:DWYR) In the third quarter of 2003, the Fund sold all of its remaining 575,000 shares of Dwyer common stock in the open market realizing proceeds of $3,759,132, representing a gain of $2,131,662.

     eOriginal, Inc. (Private) During the third quarter of 2003, the Fund made a follow-on investment in eOriginal by purchasing 12,709 shares of the Company's Series C Convertible Preferred Stock for $205,000. In addition to these shares, at September 30, 2003, the Fund owned 10,680 shares Series A Convertible Preferred stock having a basis of $4,692,207; 25,646 shares Series B Convertible Preferred Stock with a basis of $620,329; 28,929 shares Series C Convertible Preferred Stock with a basis of $699,734; and 2,302 warrants to purchase shares of common stock of the Company having a basis of $165. Each series of Preferred of the Company is convertible one for one into common stock of eOriginal Holdings, and the warrants have an exercise price of $0.01 per share.

     Franklin Covey Co. (NYSE:FC) During the quarter ended September 30, 2003, the Fund purchased a total of 204,326 shares of the Company's common stock in the open market for $$287,858 or $1.41 per share. This is a new investment for the Fund.

          Franklin  Covey  is  a  global  leader  in   effectiveness   training,
          productivity tools, and assessment services for organizations and individuals.

     GascoEnergy,  Inc.  (OTC:GASE) In the quarter ended September 30, 2003, the
          Fund purchased an additional 580,000 shares of the Company's common stock in the open market for $539,400, a cost of $0.93 per share. At September 30, 2003, the Fund owned a total of 750,000 common shares having a basis of $639,105, or $0.85 per share purchased in the open market and 250,000 shares at $1.00 per share that were purchased in a private placement.

     Integrated Security Systems, Inc. (OTC:IZZI) In the third quarter of 2003, the Fund received common stock of the Company as payment in kind for interest on 8% Promissory Notes owned by the Fund. In total, the Fund received 74,844 shares of IZZI having an imputed cost of $10,466, a rate of $0.14 per share, as payment in kind for interest on the notes. The Fund also received 2,438,445 shares of common stock of the Company as payment in kind for dividends on the Series F and G preferred stock, an imputed cost of $487,689, a rate of $0.20 per share. In addition, the Fund converted the Series F and G preferred stock into 21,049,750 shares of the Company's common stock, an imputed cost of $4,209,940, a rate of $0.20 per share.

          At September 30, 2003, the Fund owned the following: $525,000 in 8% Promissory Notes with no conversion feature; 24,173,966 shares of the Company's common stock with a basis of $4,973,166, or $0.21 per share; $150,000 in Series D Preferred convertible into common at a rate of $0.80 per share; warrants to purchase 364,299 shares of the Company's common stock at $0.549 per share on or before March 8, 2004; warrants to purchase 312,500 shares of the Company's common stock at $0.80 per share on or before October 2, 2003; warrants to purchase 125,000 shares of the Company's common stock at $1.00 per share on or before October 11, 2004; warrants to purchase 2,625,000 shares of the Company's common stock at $0.20 per share with term dates ranging from September 2006 to June 2008; and options to purchase 41,034 shares of the Company's common stock having strike prices ranging between $0.21 and $0.49 per share and term dates ranging from May 2006 to August 2007.

          Subsequent to September 30, 2003, a warrant to purchase 312,500 shares of the Company's common stock at $0.80 per share was allowed to expire.

     PooreBrothers,  Inc.  (Nasdaq:SNAK)  During the third quarter of 2003,  the
          Fund sold 330,000 shares of the Company's common stock realizing proceeds of $1,392,534, representing a gain of $1,062,534. At September 30, 2003, the Fund owned 1,686,357 shares of the Company's common stock having a basis of $1,748,170 or $1.04 per share and three tranches of options to purchase a total of 20,210 shares, having exercise prices ranging from $1.31 per share to $3.60 per share.

     ThermoView Industries,  Inc.  (AMEX:THV) During the quarter ended September
          30, 2003, the Fund purchased an additional 100,000 shares of the Company's common stock in the open market for $$65,228 or $0.65 per share. At September 30, 2003, the Fund owned a total of 234,951 shares of ThermoView common stock having a cost of $563,060 or $2.40 per share.

Results of Operations for the Three Months Ended September 30, 2003

     For the quarter ended September 30, 2003, the Fund had a net investment loss of ($1,058,993) compared to a net investment loss of ($288,362) in the third quarter of 2002. This increase in net loss resulted from increased expenses offset slightly by increased income in the third quarter of 2003 compared to the same period of 2002. Interest income increased from a negative ($10,405) for the third quarter of 2002 to $88,396 for the same period in 2003, an increase of 949.55%. Dividend income increased 184.86% to $46,706 in the quarter ended September 30, 2003, from $16,396 for the same quarter in 2002. In the third quarter of 2003, the Fund accrued $2,423 in income from commitment and other fees, compared to $20,000 in the third quarter 2002, a decrease of 87.89%.

     General and administrative expenses decreased 16.17% from $84,886 in the third quarter of 2002 to $71,164 in the third quarter 2003. Interest expense increased from $9,813 for the quarter ended September 30, 2002, to $20,979 for the same period in 2003, an increase of 113.79%. Legal and professional expenses decreased 23.99% from $28,784 in the third quarter of 2002 to $21,879 for the same quarter in 2003. Management fees increased from $190,870 in the quarter ended September 30, 2002, to $287,577 for the same period in 2003, an increase of 50.67%, and incentive fees increased to $794,919 for the third quarter of 2003 compared to no incentive fees incurred in the third quarter of 2002.

     Net income for the third quarter of 2003 was $14,164,050 compared to a net loss of ($11,020,374) for the same period of 2002. This increase was primarily due to an increase from net unrealized depreciation on investments from ($10,732,012) in the third quarter of 2002 to net unrealized appreciation on investments in the amount of $11,248,447 in the third quarter of 2003. In addition, the fund realized net realized gains on investments in the amount of $3,974,597 in the third quarter of 2003 compared to no realized gains or losses in the same period of 2002. The realized gains in the third quarter of 2003 include $473,533 in bankruptcy proceeds from two companies formerly in the Fund's portfolio.

Results of Operations for the Nine months Ended September 30, 2003

     For the nine months ended September 30, 2003, the Fund experienced a net investment loss in the amount of ($443,998), compared to a net investment loss in the amount of ($993,631) for the same nine-month period in 2002. Interest income increased from $175,700 for the nine months ended September 30, 2002, to $435,884 for the same period of 2003, an increase of 148.08%. Dividend income for the nine-month period ended September 30, 2003, was $1,207,937 versus $59,635 for the same period in 2002. Other income decreased 80.13% to $3,975 in the nine months ended September 30, 2003, compared to $20,000 in the same period of 2002.

     General and administrative expenses decreased from $331,496 in the nine months ended September 30, 2002, to $264,344 for the same period in 2003. Legal and professional expenses also decreased from $194,074 in 2002 to $102,393 for the nine months ended September 30, 2003. Interest expense increased only 9.61% from $54,213 for the nine- month period ending September 30, 2002, to $59,422 for the same period in 2003. Management fees were relatively constant with $669,183 for the nine months ended September 30, 2002, compared to $674,456 for the same period in 2003; and incentive fees increased from zero in 2002 to $991,179 for the nine months ended September 30, 2003.

     Net income for the first nine months of 2003 was $24,260,781, compared to a net loss in the amount of ($12,344,525) for the same period of 2002. In addition to the increases in income and decreases in expenses discussed previously, this increase was driven by an increase from net unrealized depreciation on investments of ($7,926,503) in the first nine months of 2002 to net unrealized appreciation on investments of $19,748,883 for the same time period in 2003. In addition, in the first nine months of 2003, the Fund realized net gains on investments in the amount of $4,955,896, compared to a net realized loss on investments of ($3,424,391) in the same period of 2002.

Liquidity and Capital Resources

     For the three months ended September 30, 2003, net assets increased 27.19% from $50,485,451at June 30, 2003, to $64,214,330, or $14.76 per share, at
     September 30, 2003. This increase is primarily attributable to an increase in the net unrealized appreciation of investments from $15,041,337 at June 30, 2003, to $26,289,784 at September 30, 2003, combined with a decrease in the accumulated deficit from ($3,025,492) at June 30, 2003, to ($545,060) at September 30, 2003.

     At the end of the third quarter of 2003, the Fund had net cash and cash equivalents of $7,279,546 versus net cash and cash equivalents of $681,236 at June 30, 2003, primarily due to an accumulation of cash from proceeds from sales of investments, combined with a smaller margin balance. Receivables, including interest, dividends, and brokerage, decreased from $604,436 at June 30 to $207,974 at September 30, 2003, due to accrued dividend and interest amounts that were paid during the quarter. Prepaid expenses increased from $2,877 at June 30, 2003 to $68,852 at September 30, 2003, due to the payment of insurance.

     Accounts payable decreased 70.41% from $21,632 at June 30, 2003, to $6,401 at September 30, 2003. Accounts payable to affiliate increased from $344,753 at June 30, 2003, to $1,183,322 at September 30, 2003, reflecting an increase in management fee due to higher portfolio values in the third quarter and the increase in incentive fees accrued as a result of higher net gains on the sale of investments.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Fund is subject to financial market risks, including changes in market interest rates as well as changes in marketable equity security prices. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund's investments is generally not affected by foreign currency fluctuations.

     A majority of the Fund's net assets consists of common stocks and warrants and options to purchase common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a percentage change in these equity prices would result in a similar percentage change in the fair value of these securities.

     A lesser percentage of the Fund's net assets consists of fixed rate convertible debentures and other debt instruments as well as convertible preferred securities. Since these instruments are generally priced at a fixed rate, changes in market interest rates do not directly impact interest income, although changes in interest rates could impact the Fund's yield on future investments in debt instruments. In addition, changes in market interest rates are not typically a significant factor in the Fund's determination of fair value of its debt instruments, as it is generally assumed they will be held to maturity, and their fair values are determined on the basis of the terms of the particular instrument and the financial condition of the issuer.

     A small percentage of the Fund's net assets consists of equity investments in private companies. The Fund would anticipate no impact on these investment from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on these investments.

ITEM 4: DISCLOSURES AND PROCEDURES

     As required by SEC Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act), within 90 days prior to the filing date of this report, the Fund carried out an evaluation of the effectiveness of the design and operation of the Fund's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Fund's management, including the Fund's President and Chief Executive Officer and the Fund's Chief Financial
     Officer. Based upon that evaluation, the Fund's President and Chief Executive Officer and the Fund's Chief Financial Officer concluded that the Fund's disclosure controls and procedures are effective. Subsequent to the date the Fund carried out its evaluation, there have been no significant changes in the Fund's internal controls or in other factors which could significantly affect internal controls. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Fund reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Fund reports filed under the Exchange Act is accumulated and communicated to management, including the Fund's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

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

                           RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.



November 14, 2003               /S/ Russell Cleveland
                                    Russell Cleveland, President and CEO
                                    (Principal Executive Officer)




November 14, 2003               /S/ Barbe Butschek
                                    Barbe Butschek, Chief Financial Officer
                                    (Principal Financial Officer)

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




/S/  Russell Cleveland
Russell Cleveland
President and CEO
November 14, 2003

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




/S/  Barbe Butschek
Barbe Butschek
Chief Financial Officer
November 14, 2003

                                  EXHIBIT 32-1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. section 1350, the undersigned officer of Renaissance Capital Growth & Income Fund III, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that theFund's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of theFund.


Dated: November 14, 2003                             /S/  Russell Cleveland
                                                     Russell Cleveland
                                                     President & CEO

                                  EXHIBIT 32-2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. section 1350, the undersigned officer of Renaissance Capital Growth & Income Fund III, Inc. (the "Company"), hereby certifies, to such officer's knowledge, that theFund's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of theFund.


Dated:   November 14, 2003                            /S/  Barbe Butschek
                                                      Barbe Butschek
                                                      Chief Financial Officer