Form 10-K
period 2003-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-09-22
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
Mark One
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 33-75758

RENAISSANCE CAPITAL GROWTH &
INCOME FUND III, INC.
(Exact name of Registrant as specified in its charter)

Texas	75-2533518
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 210, LB 59, 8080 North Central Expressway, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 891-8294

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock ($1.00 par value)
(Title of Class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of such the Registrant’s Common Stock as of June 30, 2006, was $43,467,879. As of September 1, 2006, there were 4,463,967 of Registrant’s Common Stock outstanding.

Part I

Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, contain “forward-looking” information as that term is defined in the Securities Exchange Act of 1934, as amended. The words “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statements. The Fund cautions readers that any such statements are not guarantees of future performance or events and that such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, interest rates, competition, ability of the Fund to successfully manage its growth, and other factors discussed or included by reference in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements.

Item 1. Business.

GENERAL

Renaissance Capital Growth & Income Fund III, Inc., (the “Fund” or the “Registrant”) is a non-diversified, closed-end fund that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund, a Texas corporation, was organized and commenced operations in 1994.

Our Internet website address is www.rencapital.com/index2.html. You can review the filings we have made with the U.S. Securities and Exchange Commission (“SEC”), free of charge, by linking to the Electronic Data Gathering, Analysis, and Retrieval System of the SEC (“EDGAR”) at www.sec.gov/index.htm. From EDGAR, you should be able to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in privately placed convertible securities and equity securities of emerging growth companies.

The Fund seeks to provide returns to shareholders through cash dividends of net investment income and through distributions of realized gains. Pursuant to its annual distribution policy, the Fund currently pays to its shareholders a minimum annual distribution of $0.40 per share, payable quarterly. Through December 31, 2003, the Fund had declared a total of $8.91 per share in cash to its shareholders since inception in 1994.

RENN Capital Group, Inc. (“RENN Group” or the “Investment Adviser”), a Texas corporation, serves as the investment adviser to the Fund. In this capacity, RENN Group is primarily responsible for the selection, evaluation, structure, valuation, and administration of the Fund’s investment portfolio. RENN Group is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

Generally, investments are, and will continue to be, in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the “1934 Act”), or companies that in the opinion of the Investment Adviser have the ability to effect a public offering within three to five years. The Fund generally invests in privately placed preferred stock or debentures of a company the Fund holds in its portfolio (“Portfolio Company”), which securities typically are convertible into or exchangeable for common stock of the Portfolio Company. While such common stock of the Portfolio Company may be publicly traded, the common stock acquired by the Fund is often unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act of 1933, as amended (the “1933 Act”), or after registration pursuant to the 1933 Act. The Fund also purchases shares of small and micro cap issuers in the secondary markets. These shares are freely tradable and have no restrictions on resale.

From inception through December 31, 2003, the Fund had made investments in fifty-five (55) different Portfolio Companies having an aggregate cost of $77,870,117. The Fund had active investments in thirty (30) Portfolio Companies at December 31, 2003. The Fund does not focus on particular industry segments. Instead, the Fund makes investment decisions using a bottom-up analysis of the potential Portfolio Company, with no predetermined industry bias.

Under the provisions of the 1940 Act, a Business Development Company generally is required to invest at least 70% or more of its assets in “Eligible Portfolio Investments,” defined generally as direct placements to “Eligible Portfolio Companies” and temporary investments in “cash items” pending other investments. The Fund determines whether any prospective investment is in an “Eligible Portfolio Company” at the time the investment is made, and the calculation of the requisite percentage is also made at that time and is based on the most recent valuation of the Fund’s assets. Under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in investments that do not qualify as “Eligible Portfolio Investments.” In the event the Fund has less than 70% of its assets in Eligible Portfolio Investments, then the Fund will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again are at least equal to the 70% threshold.

Pending investment in securities of eligible Portfolio Companies or other Portfolio Companies, the Registrant’s funds are invested in short-term investments consisting primarily of cash or U.S. Government and agency obligations.

At December 31, 2003, the Fund’s investment assets were classified by amount as follows:

		Percentage
Classification	Value	Of Assets

Eligible Portfolio Investments	$86,987,811	89.0%
(including cash and cash equivalents)
Other Portfolio Investments	10,723,820	11.0%
	$97,711,631	100.00%

INVESTMENT OBJECTIVE

The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in privately placed convertible securities and equity securities of emerging growth public companies. The Fund seeks to provide returns to shareholders through cash dividends of net investment income and through distributions of realized gains.

The Fund has elected the special income tax treatment available to a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to shareholders. If a RIC meets certain diversification and distribution requirements under the Internal Revenue Code, the RIC qualifies for pass-through tax treatment. The Fund would be unable to qualify for pass-through tax treatment if it were unable to comply with these requirements. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in both the Fund’s net assets and the amount of income available for distribution to shareholders.

GENERAL INVESTMENT POLICIES

The Fund invests in the securities of emerging growth companies that are generally not available to the public and which typically require substantial financial commitment. An emerging growth company is generally considered to have the following attributes: (1) either a publicly held company with a relatively small market capitalization or a privately held company; (2) an established operating history but of a limited period so as to not have fully developed its market potential for the products or services offered; and (3) a provider of a new or unique product or service that allows the company an opportunity for exceptional growth. Emerging growth companies typically require non-conventional sources of financing because the extent and nature of the market for their products or services is not fully known. Consequently, there is uncertainty as to the rate and extent of growth and also uncertainty as to the capital and human resources required to achieve the goals sought.

With respect to investments in emerging growth companies, the Fund emphasizes investing in convertible debentures or convertible preferred stock of publicly held companies that the Fund anticipates will be converted into common stock and registered for public sale within three to five years after the private placement. In addition, the Fund will invest in privately placed common stock of publicly traded issuers that are initially restricted from trading. To a lesser extent, the Fund may participate in bridge financings in the form of loans or other preferred securities which are convertible into common stock of the issuer or issued together with equity participation, or both, for companies which the Fund anticipates will complete a stock offering or other financing within one or more years from the date of the investment. The Fund may also make bridge loans, either secured or unsecured, intended to carry the borrower to a private placement or an initial public offering, or to a merger, acquisition, or other strategic transaction.

Generally, the securities of Portfolio Companies have an initial fixed term of five to seven years, with no amortization of the principal amount for the initial two to three years. Further, privately-placed investments in Portfolio Companies will be individually negotiated, non-registered for public trading, and will be subject to legal and contractual investment restrictions. Accordingly, the Fund’s securities of Portfolio Companies are generally considered non-liquid.

The Fund has no fixed policy concerning the types of businesses or industry groups in which it may invest or as to the amount of funds that it will invest in any one issuer. However, the Fund will generally seek to limit its investment in securities of any single Portfolio Company to approximately 15% of the Portfolio Company’s net assets at the time of the investment.

In the event the Fund elects to participate as a member of the Portfolio Company’s Board of Directors, either through advisory or full membership, the Fund’s nominee to the board will generally be selected from among the officers of RENN Group. When, at the discretion of RENN Group, a suitable nominee is not available from among its officers, RENN Group will select, as alternate nominees, outside consultants who have prior experience as an independent outside director of a public company. At December 31, 2003, officers of the Fund served as directors of eight of the Fund’s portfolio companies. The Fund makes available significant managerial assistance to its portfolio companies through participating in discussions with management and review of various management reports.

Although the Fund has no intent to change its current investment objectives, they may be changed without a vote of the holders of a majority of the Fund’s common stock.

It is the policy of the Fund not to structure off-balance sheet arrangements.

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

BUSINESS DEVELOPMENT COMPANY

A business development company (“BDC”) is a closed-end management investment company that generally makes 70% or more of its investments in “Eligible Portfolio Companies” and “cash items” pending other investment. Under the 1940 Act, only certain companies may qualify as “Eligible Portfolio Companies.” To be an “Eligible Portfolio Company,” the company must satisfy the following:

•	it must be organized under the laws of, and has its principal place of business in, any state or states of the United States of America;

•
it is neither an investment company as defined in Section 3 of the 1940 Act (other than a small business investment company which is licensed by the Small Business Administration to operate under the Small Business Investment Act of 1958 and which is a wholly-owned subsidiary of the business development company) nor a company which would be an investment company under the 1940 Act except for the exclusion from the definition of investment company in Section 3(c) of the 1940 Act; and

•	it satisfies one of the following:

➢
it does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under Section 7 of the Securities Exchange Act of 1934;

➢
it is controlled by a business development company, either alone or as part of a group acting together, and such business development company in fact exercises a controlling influence over the management or policies of such Eligible Portfolio Company and, as a result of such control, has an affiliated person who is a director of such Eligible Portfolio Company;

➢
it has total assets of not more than $4,000,000, and capital and surplus (shareholders’ equity less retained earnings) of not less than $2,000,000, except that the Securities and Exchange Commission (the “SEC”) may adjust such amounts by rule, regulation, or order to reflect changes in one or more generally accepted indices or other indicators for small businesses; or

➢
it meets such other criteria as the SEC may, by rule, establish as consistent with the public interest, the protection of investors, and the purposes fairly intended by the policy and provisions of this title.

Therefore, the Investment Adviser believes that “Eligible Portfolio Companies” are, generally, those companies that, while being publicly held, may not have or do not have a broad based market for their securities, or the securities that they wish to offer are restricted from public trading until registered. Further, while the 1940 Act allows a BDC to “control” a Portfolio Company, it is not the general policy of the Fund to acquire a controlling position in its portfolio companies. The Fund only provides managerial assistance, and in certain circumstances seeks to limit its “control” position by contracting for the right to have a designee of the Fund be elected to the board of directors of the Portfolio Company, or be selected an advisory director. While these are the Fund’s general policies, the application of these policies, of necessity, varies with each investment situation.

1940 ACT REQUIREMENTS

The BDC election exempts the Fund from some provisions of the 1940 Act. However, except for those specific provisions, the Fund will continue to be subject to all provisions of the 1940 Act not exempted, including the following:

•	restrictions on the Fund from changing the nature of business so as to cease to be, or to withdraw its election as, a BDC without the majority vote of the shares outstanding;

•	restrictions against certain transactions between the Fund and affiliated persons;

•	restrictions on issuance of senior securities, such not being prohibited by the 1940 Act but being restricted as a percentage of capital;

•	compliance with accounting rules and conditions as established by the SEC, including annual audits by independent accountants;

•	compliance with fiduciary obligations imposed under the 1940 Act; and

•
requirement that the shareholders ratify the selection of the Fund’s independent public accountants and the approval of the Fund’s Advisory Agreement with the Investment Adviser or similar contracts and amendments thereto.

CO-INVESTMENTS WITH ADVISOR AFFILIATED FUNDS

In accordance with the conditions of an exemptive order of the SEC permitting co-investments (the “Co-investment Order”), many of the Fund’s acquisitions and dispositions of investments are made in participation with two funds that are advised or managed by RENN Group (“Advisor Affiliated Funds”).

The Co-investment Order provides that the Investment Adviser will review private placement investment opportunities on behalf of the Fund, including investments being considered on behalf of its Advisor Affiliated Funds. If the Investment Adviser determines that any such investment is an eligible co-investment opportunity, the Fund must be offered the opportunity to invest in such investment in an amount recommended by the Adviser. Securities purchased by the Fund in a co-investment transaction with Advisor Affiliated Funds will consist of the same class of securities and will have the same rights, price, terms and conditions. Any such co-investment transaction must be approved by the Fund’s Board of Directors, including a majority of its independent directors. The Fund will not make any direct investment in the securities of any issuers in which the Advisor Affiliated Funds, but not the Fund, has previously made a private placement, except for follow-on investments that meet the same requirements. To the extent that the amount of a follow-on investment opportunity is not based on the amount of the Fund’s and the Advisor Affiliated Funds’ initial investments, the relative amount of investment by the Advisor Affiliated Funds and the Fund will be based on the ratio of the Fund’s remaining funds available for investment to the aggregate of the Fund’s and the Advisor Affiliated Funds’ remaining funds available for investment. The Co-investment Order also provides that the Fund will have the opportunity to dispose of any securities in which the Fund and the Advisor Affiliated Funds have invested at the same price, terms and conditions. The Fund will participate in any such disposition to the extent that a majority of its independent directors believe it is in its best interest. The Fund will bear no more than its own transaction costs.

INVESTMENT ADVISERS ACT OF 1940 AND THE ADVISORY AGREEMENT

RENN Group is the investment adviser to the Fund pursuant to the Advisory Agreement, as amended (the “Advisory Agreement”). RENN Group is registered as an investment adviser under the Advisers Act and is subject to its filing and other requirements. The Advisers Act also provides restrictions on the activities of registered advisers in order to protect clients from manipulative or deceptive practices.

The Advisory Agreement is further subject to the 1940 Act, which requires that the Advisory Agreement, in addition to having to be initially ratified by the holders of a majority of the outstanding shares of the Fund, must precisely describe all compensation to be paid to RENN Group, must be approved annually by a majority vote of the Board of Directors of the Fund, may be terminated without penalty on not more than 60 days notice by a vote of the holders of a majority of the outstanding shares of the Fund, and must automatically terminate in the event of assignment. The Board of Directors has determined that the Advisory Agreement shall be construed in compliance with the applicable provisions of the Advisers Act and the 1940 Act.

FUND PORTFOLIO INVESTMENTS

At December 31, 2003, the Fund had active investments in the following companies:

AdStar, Inc. (NASDAQ:ADST)
4553 Glencoe Avenue, Suite 325, Marina del Rey, CA 90292

AdStar, Inc. is a leading provider of remote advertising technology products and services to the classified advertising industry. The company transforms publishers’ websites into full service classified ad sales channels for their print and on-line classified ad departments.

In the fourth quarter of 2003, the Fund made a private placement into the company by investing $350,000 to purchase 269,231 shares of the company’s common stock in a private placement, at a purchase price of $1.30 per share. The stock is restricted from resale pursuant to Rule 144 of the 33 Act.

At December 31, 2003, the Fund owned 269,231 shares of common stock in the company, having a cost basis of $350,000.

Bentley Pharmaceuticals, Inc. (AMEX:BNT)
2 Holland Way, Exeter, NH 03833

Bentley Pharmaceuticals, Inc. is an international pharmaceutical company focused on improving drugs through new drug delivery technologies and commercializing such drugs in the U.S. and other major markets. Bentley also manufactures and markets pharmaceutical products in Spain for the treatment of cardiovascular, gastrointestinal, neurological, infectious and other diseases.

Throughout 2003, the Fund sold most of its shares of Bentley in the open market. In total, the Fund sold 596,529 shares realizing proceeds of $7,267,183 representing a gain of $6,311,327.

At December 31, 2003, the Fund owned 63,450 shares of common stock having a cost of $79,313, or $1.25 per share.

Blue Rhino Corporation (NASDAQ:RINO)
104 Cambridge Plaza Drive, Winston-Salem, NC 27104

Blue Rhino Corporation is a leading national provider of branded cylinder exchange and complimentary propane-fuel products to consumers. Blue Rhino’s cylinder exchange is offered at leading home improvement centers, mass merchants, hardware, grocery, and convenience stores, with branded cylinder displays at more than 28,000 retail locations in 49 states plus Puerto Rico.

In the fourth quarter of 2003, the Fund purchased 40,000 shares of the company’s common stock in the open market for $476,999, a rate of $11.93 per share.

At December 31, 2003, the Fund owned 40,000 shares of common having a cost of $476,999.

Business Process Outsourcing (Private)
11150 Santa Monica Boulevard, Suite 350, Los Angeles, CA 90025

Business Process Outsourcing is a privately held business process outsourcing firm that specializes in finance and accounting services, other administrative functions, and high volume transaction processing services. The company’s services are designed to empower clients with a competitive advantage by enabling them to focus on their core activities.

At December 31, 2003, the Fund owned a one-year warrant to purchase 4,587 shares of the company’s common stock at a rate of $4.36 per share.

CaminoSoft Corporation (OTC:CMSF)
600 North Hampshire Road, Suite 105, West Lake Village, CA 91361

CaminoSoft Corporation creates intelligent data storage and management infrastructures by facilitating data storage, retrieval, protection, and performance measurement and management.

In the fourth quarter of 2003, the Fund invested $400,000 into the company in a private placement, and received 1,081,081 shares of the company’s common stock, a rate of $0.37 per share.

At December 31, 2003, the Fund owned 3,539,414 shares of common stock in the company, having a basis of $5,275,000. Additionally, the Fund owned warrants to purchase 1,581,080 shares common at exercise prices ranging from $0.74 per share to $1.11 per share, with varying terms dates, and options to purchase 53,300 shares common with a strike price of $3.63 per share.

Capital Senior Living Corporation (NYSE:CSU)
14160 Dallas Parkway, Suite 300, Dallas, TX 75254

Capital Senior Living Corporation develops and operates senior living communities in the United States. The company provides services such as independent living, assisted living, skilled nursing, and home care services to the elderly at its communities.

In the first quarter of 2003, the Fund purchased an additional 12,600 shares of the company’s common stock in the open market.

At December 31, 2003, the Fund owned 57,100 shares of the company’s common stock having a cost basis of $146,335, or $2.56 per share.

CNE Group, Inc. (AMEX:CNE)
200 West 57th Street, Suite 507, New York, NY 10019

CNE Group, Inc., through its subsidiaries, is a provider of solar-powered wireless communication solutions for the intelligent traffic systems market.

During the third quarter of 2003, the company exchanged its outstanding debentures for 125,000 shares of the company’s common stock.

At December 31, 2003, the Fund owned 125,000 shares of the company’s common stock with a basis of $250,000 or $2.00 per share and warrants to purchase 62,500 shares of the company’s common stock with an exercise price of $6.00 per share.

Dave & Busters, Inc. (NYSE:DAB)
2481 Manana Drive, Dallas, TX 75220

Dave & Busters, Inc. owns and operates concept restaurants through 30 US locations. The company also has international license agreements for the Pacific Rim, Canada, the Middle East, Mexico, and South Korea.

At December 31, 2003, the Fund owned 100,000 shares of the company’s common stock having a cost basis of $653,259.

Dexterity Surgical, Inc. (OTC:DEXT)
12961 Park Central, Suite 1300, San Antonio, TX 78216

Dexterity Surgical, Inc. is engaged in the development, manufacture, and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery.

In the third quarter of 2003, the Fund sold 500 shares of the company’s Series A Preferred Stock, 500 shares of the company’s Series B Preferred Stock, and 260,000 shares of the company’s common stock for a total of $0.50, representing a loss of $1,635,000. In the fourth quarter of 2003, the Fund increased the reserve on the debentures, reducing their value from $1,066,282 to $375,000.

At December 31, 2003, the Fund owned $1,316,282 of the company’s 9% Convertible Debentures.

EDT Learning, Inc. (AMEX:ILC)
2999 North 44th Street, Suite 650, Phoenix, AZ 85018

EDT Learning, Inc. is a leading provider of custom, comprehensive e-Learning business solutions for corporate clients seeking to train non-technical users.

At December 31, 2003, the Fund owned a total of 48,266 shares of the company’s common stock having a basis of $27,033. In addition, the Fund owned a $500,000 12% Convertible Subordinated Note Convertible into EDT common stock at a rate of $1.00 per share and three-year warrants to purchase 500,000 shares of the company’s common stock at an exercise price of $3.00.

Subsequent to December 31, 2003, EDT changed its name to iLinc Communications, Inc. It remains traded on the American Stock Exchange under the new symbol of “ILC” (formerly “EDT”).

eOriginal, Inc. (Private)
351 West Camden Street, Suite 800, Baltimore, MD 21201

eOriginal, Inc. has a patented process for creating, executing, storing and retrieving legal documents in an electronic format.

In the first quarter of 2003, eOriginal, Inc., went through a tax-free reorganization (the “reorganization”) in which all the assets of eOriginal, Inc., were transferred to eOriginal Holdings, Inc. (the “e-Holdings”). As a result of the reorganization, the Fund exchanged all of its positions in eOriginal, Inc., for the following securities of e-Holdings: 10,680 of Series A Convertible Preferred Stock; 25,646 of Series B Convertible Preferred Stock; 28,929 shares of Series C Convertible Preferred Stock; and 2,302 Warrants to purchase shares of common stock of e-Holdings. Each series of Preferred of e-Holdings is convertible one for one into common stock of e-Holdings, and the warrants have an exercise price of $0.01 per share. The implied value of the company for purposes of the reorganization is $72.13 per share, giving the company an enterprise value of $64.9 million. As a result of the reorganization, the Fund’s cost basis of its entire investment in the company was increased from $5,139,713 to $6,012,435 due to the capitalization of accrued interest and dividends.

During the third and fourth quarters of 2003, the Fund made follow-on investments in eOriginal by purchasing 22,319 shares of e-Holdings’s Series C Convertible Preferred Stock for $360,000. In addition to these shares, at December 31, 2003, the Fund owned 10,680 shares Series A Convertible Preferred stock having a cost basis of $4,692,207; 25,646 shares Series B Convertible Preferred Stock with a cost basis of $620,329; 28,929 shares Series C Convertible Preferred Stock with a cost basis of $699,734; and 2,302 warrants to purchase shares of common stock of the Company having a cost basis of $165. Each series of Preferred of the company is convertible one for one into common stock of e-Holdings, and the warrants have an exercise price of $0.01 per share.

Flamel Technologies, S.A. (Nasdaq:FLML)
33 Avenue du Docteur Georges, Venissieux, France

Flamel Technologies, S.A. is a biopharmaceutical company principally engaged in the development of two unique polymer-based delivery technologies for medical applications. Flamel’s Medusa® technology is designed to deliver therapeutic proteins. Micropump® is a controlled release and taste-masking technology for the oral administration of small molecule drugs.

In the first two quarters of 2003, the Fund purchased 100,000 shares of the company’s common stock in the open market for $832,267, a cost of $8.32 per share. In the fourth quarter of 2003, the Fund sold 50,000 shares of the company’s common stock in the open market for $1,446,628, representing a gain of $974,504.

At December 31, 2003, the Fund owned 50,000 shares of FLML common stock having a basis of $360,143, or $7.20 per share.

Fortune Natural Resources Corporation (OTC:FPXA)
515 West Greens Road, Suite 720, Houston, TX 77067

Fortune Natural Resources Corporation is an independent public oil and gas company whose primary focus is exploration and development of domestic oil and gas properties located primarily in onshore and offshore areas of Louisiana and Texas.

At December 31, 2003, the Fund owned 1,262,394 shares of the company’s common stock, and warrants to purchase 36,000 shares of the company’s common stock at $0.25 on or before May 19, 2005.

Franklin Covey Co. (NYSE:FC)
2200 West Parkway Blvd., Salt Lake City, UT 84119

Franklin Covey Co. is a global leader in effectiveness training, productivity tools, and assessment services for organizations and individuals.

During 2003, the Fund purchased a total of 207,876 shares of the company’s common stock in the open market for $293,251 or $1.41 per share. This is a new investment for the Fund.

Gasco Energy, Inc. (AMEX:GSX)
14 Iverness Drive East, Suite H-236, Englewood, CO 80112

Gasco Energy, Inc. is an oil and gas company whose focus is exploration and development of domestic natural gas properties located in the Rocky Mountain regions of Utah and Wyoming.

Throughout 2003, the Fund purchased 750,000 shares of the company’s common stock in the open market for $639,105, a cost of $0.86 per share. In the fourth quarter of 2003, the Fund participated in a private placement in which $625,000 was invested into 8% Secured Debentures convertible at $0.60 per share and having a 5 year term.

At December 31, 2003, the Fund owned 1,000,000 shares of the company’s common stock having a cost of $889,105, and $625,000 of debentures convertible into 1,041,667 shares.

Global Axcess Corporation (OTCBB:GAXC)
14 Iverness Drive East, Suite H-236, Englewood, CO 80112

Global Axcess Corporation provides turnkey ATM management solutions that include cash, project and account management services. The company currently owns and operates over 1,600 ATM’s in its national network spanning 39 states, and provides proprietary ATM branding and processing for 35 financial institutions with over 360 branded sites nationwide. Additionally, the company provides traditional transaction processing to its customers.

In the fourth quarter of 2003, the Fund made a private placement into the company by investing $350,000 to purchase 1,400,000 shares of the company’s common stock, a rate of $0.25 per share. Additionally, as consideration for the Fund’s investment, the company issued 700,000 warrants to purchase GLXS common stock to the Fund at a rate of $0.35 per share.

At December 31, 2003, the Fund owned 1,400,000 shares of common stock having a cost basis of $350,000, and 700,000 warrants to purchase common stock at $0.35 per share.

I-Flow Corporation (Nasdaq:IFLO)
20202 Windrow Drive, Lake Forest, CA 92630

I-Flow Corporation designs, develops, and markets technically advanced drug delivery systems that provide life enhancing, cost-effective solutions for pain management and infusion therapy. The company’s products are used primarily in the home, hospital, and physician office.

In the fourth quarter of 2003, the Fund sold 50,000 shares of common stock in the open market for $650,500, representing a gain of $513,505.

At December 31, 2003, the Fund owned 50,000 shares of common stock with a cost basis of $117,043, or $2.34 per share.

Inet Technologies (Nasdaq:INTI)
1500 North Greenville Avenue, Richardson, TX 75081

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

In the first quarter of 2003, the Fund purchased an additional 21,600 shares of the company’s common stock in the open market bringing the total investment to 96,600 shares of the company’s common stock having a cost basis of $530,338, or $5.49 per share. In the fourth quarter of 2003, the Fund sold 50,000 shares in the open market for $648,461, representing a gain of $355,398.

At December 31, 2003, the Fund owned 46,600 shares of the company’s common stock having a cost basis of $237,275, or $5.09 per share.

Integrated Security Systems, Inc. (OTC:IZZI)
8200 Springwood Drive, Suite 230, Irving, TX 75063

Integrated Security Systems, Inc. (“IZZI”) is company which designs, develops, manufactures, sells and services commercial security and traffic control devices. In addition, IZZI sells fully integrated turnkey security systems that control and monitor access to governmental, commercial and industrial sites.

In the first quarter of 2003, the Fund received common stock of the IZZI as payment in kind for interest on 8% Promissory Notes owned by the Fund as well as dividends on Series D Preferred Stock owned by the Fund. In total, the Fund received 89,920 shares of IZZI having an imputed cost of $18,859, a rate of $0.21 per share, as payment in kind for interest on the notes and dividends on the Series D Preferred Stock.

In the second quarter of 2003, the Fund received common stock of the IZZI as payment in kind for interest on 8% Promissory Notes owned by the Fund. In total, the Fund received 13,297 shares of IZZI having an imputed cost of $1,994, a rate of $0.15 per share, as payment in kind for interest on the notes. Also during the second quarter of 2003, the Fund purchased two $100,000 8% promissory notes due July 1, 2004, and as additional consideration for the loans received five-year warrants to purchase a total of 1,000,000 shares of IZZI’s common stock at

$0.20. In conjunction with these purchases, the Fund agreed to extend the due date of the previously existing promissory notes to July 1, 2004.

In the third quarter of 2003, the Fund received common stock of IZZI as payment in kind for interest on 8% Promissory Notes owned by the Fund. In total, the Fund received 74,844 shares of IZZI having an imputed cost of $10,466, a rate of $0.14 per share, as payment in kind for interest on the notes. The Fund also received 2,438,445 shares of common stock of IZZI as payment in kind for dividends on the Series F and G preferred stock, an imputed cost of $487,689, a rate of $0.20 per share. In addition, the Fund converted its Series F and G preferred stock into 21,049,750 shares of IZZI’s common stock, an imputed cost of $4,209,940, a rate of $0.20 per share.

In the fourth quarter of 2003, the Fund advanced $200,000 to IZZI in exchange for a 7% Secured Promissory Note of IZZI due in 120 days.

At December 31, 2003, the Fund owned $200,000 in 7% Promissory Notes, $525,000 in 8% Secured Promissory Notes, 24,164,301 shares of common having a cost of $4,973,166, Series D Preferred Stock having a cost of $150,000 and convertible at $0.80 per share, options to purchase 41,034 shares common with an average strike price of $0.33 per share, 2,625,000 warrants to purchase common stock at $0.20 per share, and 250,000 warrants to purchase common stock at $0.40 per share, 364,299 warrants to purchase common stock at $0.55 per share, and 125,000 warrants to purchase common stock at $1.00 per share.

Interpool, Inc. (NYSE:IPX)
211 College Road, East, Princeton, NJ 08540

Interpool, Inc. is one of the world’s leading suppliers of equipment and services to the transportation industry. It is the largest lessor of intermodal container chassis and a world-leading lessor of cargo containers used in international trade. Interpool operates from more than 240 locations throughout the world.

At December 31, 2003, the Fund owned $375,000 9.25% Convertible Redeemable Subordinated Debentures. The Debentures are convertible at $25 per share and mature December 27, 2022.

Inyx, Inc. (OTCBB:IYXI)
801 Brickell, 9th Floor, Miami, FL 33131

Inyx, Inc. is a developer and manufacturer of specialized drug delivery pharmaceutical products.

In the fourth quarter of 2003, the Fund made a private placement in the company by investing $300,000 to purchase 300,000 shares of the company’s common stock, a rate of $1.00 per share. In addition, the Fund received 150,000 warrants to purchase IYXI common stock, of which half the warrant coverage is exercisable at $1.00 per share, with the other half being exercisable at $1.35 per share.

At December 31, 2003, the Fund owned 300,000 shares of the company’s common stock having a cost basis of $300,000, and owned 150,000 warrants to purchase common stock, with half being exercisable at $1.00 per share, and half being exercisable at $1.35 per share.

Laserscope (Nasdaq:LSCP)
3070 Orchard Drive, San Jose, CA 95134

Laserscope designs, manufactures, sells, and services on a worldwide basis an advanced line of medical laser systems and related energy delivery devices for the office, outpatient surgical center, and hospital markets.

In 2003, the Fund converted $1,500,000 of its convertible debentures into 1,200,000 shares of the company’s common stock, at a rate of $1.25 per share.

At December 31, 2003, the Fund owned 1,200,000 shares of common stock having a cost basis of $1,500,000, and options to purchase 30,000 shares at $4.19 per share, which were received by assignment from Robert Pearson, who earned the options as a member of the company’s Board of Directors.

Medical Action Industries, Inc. (Nasdaq:MDCI)
800 Prime Place, Hauppauge, NY 11788

Medical Action Industries, Inc. develops, manufactures, markets and distributes a variety of disposable surgical related products.

In 2003, the Fund made a new investment into the common stock of Medical Action Industries, Inc., by purchasing 25,000 shares in the open market for $292,329, at a rate of $11.69 per share.

At December 31, 2003, the Fund owned a total of 25,000 shares of MDCI common stock having a cost basis of $292,329, or $11.69 per share.

Poore Brothers, Inc. (Nasdaq:SNAK)
3500 South La Cometa Drive, Goodyear, AZ 85338

With facilities in Indiana and Arizona, Poore Brothers, Inc. is a marketer and manufacturer of “Intensely Different”™ salted snack foods under a variety of owned or licensed brands, including T.G.I. Friday’s™, Poore Brothers®, Bob’s Texas Style®, Boulder Potato Company™, and Tato Skins®.

During the third quarter of 2003, the Fund sold 330,000 shares of the company’s common stock realizing proceeds of $1,392,534, representing a gain of $1,062,534.

At December 31, 2003, the Fund owned 1,686,357 shares of common stock having a cost basis of $1,748,170, and options on 10,210 shares of common stock exercisable at prices ranging from $1.50 per share to $3.60 per share. The options were obtained by assignment from Robert Pearson, who earned the options as a member of the company’s Board of Directors.

Precis, Inc. (Nasdaq:PCIS)
2040 North Highway 360, Grand Prairie, TX 75050

Precis, Inc. is a national membership marketing company that provides membership programs to a variety of industries including: healthcare, retail, banking, consumer finance and member based associations. Its leading program, Care Entree®, is marketed as a membership based healthcare savings program designed to significantly reduce out-of-pocket medical expenses at affordable rates to the consumer while helping the medical community receive accelerated payment for their services.

At December 31, 2003, the Fund owned a total of 200,700 shares of the company’s common stock having a cost basis of $1,372,416 or $6.84 per share.

Simtek Corporation (OTC:SRAM)
4250 Buckingham Drive, Suite 100, Colorado Springs, CO 80907

Simtek Corporation is a fabless semiconductor company, supplying innovative products to a worldwide marketplace. The company has design and manufacturing expertise in a variety of technologies, including high performance non-volatile memory, application specific integrated circuits, and data communications.

In the second quarter of 2003, the Fund acquired options to purchase 5,288 shares of the company’s common stock at $0.165 per share. These options were obtained by assignment from Robert Pearson, who was granted the options as a member of the Simtek’s Board of Directors. In the fourth quarter of 2003, the Fund invested $500,000 in a private placement by the company in exchange for 550,661 shares common stock, at a rate of $0.91 per share and also received, warrants to purchase 125,000 shares of common stock at $1.25 per share over a 5 year term and warrants to purchase 125,000 shares of common stock at $1.50 per share over a 5 year term.

At December 31, 2003, the Fund owned $1,000,000 in 7.5% convertible debentures having a conversion rate of $0.31 per share, 1,550,661 shares of common stock having a basis of $695,000, warrants to purchase 250,000 shares of common stock, half of which are convertible at $1.25 per share and half at $1.50 per share, and options to purchase 5,288 shares of common stock at $0.17 per share.

Stonepath Group, Inc. (AMEX:STG)
1600 Market Street, Philadelphia, PA 19103

Stonepath Group, Inc. is a non-asset based provider of third-party logistics services, offering a full range of time-definite transportation and distribution solutions. The company manages and arranges the domestic movement of raw materials, supplies, components and finished goods, and also provides a broad range of value-added supply chain management services.

In the first quarter of 2003, the Fund made a new investment by purchasing 200,000 shares of the company’s common stock in a private placement at a rate of $1.35 per share for a total investment of $270,000. In the fourth quarter of 2003, the Fund made a follow-on investment by purchasing 75,000 shares of the company’s common stock in a private placement at $2.20 per share. In addition, the Fund received 6,240 shares common stock having a cost basis of $13,500 as consideration for the company’s failure to timely file a registration statement concerning Fund shares.

At December 31, 2003, the Fund owned 281,240 shares of Stonepath common stock having a cost basis of $448,500, or $1.59 per share.

ThermoView Industries, Inc. (AMEX:THV)
5611 Fern Valley Road, Louisville, KY 40228

ThermoView Industries, Inc. is a national company that designs, manufactures, markets, and installs high-quality replacement windows and doors as part of a full-service array of home improvements for residential homeowners.

During the quarter ended December 31, 2003, the Fund purchased an additional 100,000 shares of the company’s common stock in the open market for $65,228 or $0.65 per share.

At December 31, 2003, the Fund owned a total of 234,951 shares of ThermoView common stock having a cost basis of $563,060 or $2.40 per share.

US Home Systems (Nasdaq:USHS)
750 State Highway 121 Bypass, Suite 170, Lewisville, TX 75067

US Home Systems is engaged in the manufacture, design, sale, and installation of quality specialty home improvement products with specific emphasis on kitchen and bath improvements, and also provides consumer financing services to the home improvement and remodeling industry. The company’s home improvement product lines include replacement kitchen cabinetry, kitchen cabinet refacing and counter top products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and replacement windows. The company provides through its wholly owned subsidiary, First Consumer Credit, Inc., consumer financing to the home improvement and remodeling industry.

At December 31, 2003, the Fund owned 110,000 shares of the company’s common stock having a cost basis of $535,587 or $4.87 per share.

Vaso Active Pharmaceuticals, Inc. (NASDAQ:VAPH)
99 Rosewood Drive, Suite 260, Danvers, MA 01923

Vaso Active Pharmaceuticals, Inc. holds the exclusive, worldwide license to commercialize, sell and distribute over-the-counter pharmaceutical products incorporating the patented trans dermal drug delivery technology of its parent company, BioChemics, Inc.

In the fourth quarter of 2003, the Fund made a private placement into the company by investing $250,000 to purchase 50,000 shares of the company’s common stock.

At December 31, 2003, the Fund owned 50,000 shares of the company’s common stock having a cost basis of $250,000.

VALUATION OF INVESTMENTS

On a quarterly basis, RENN Group prepares a valuation of the assets of the Fund, subject to the approval of the Board of Directors of the Fund. The valuation principles are described below.

❖	The common stock of companies listed on an exchange, Nasdaq or in the over-the-counter market is valued at the closing price on the date of valuation.

❖
The unlisted preferred stock of companies with common stock listed on an exchange, Nasdaq or in the over-the-counter market is valued at the closing price of the common stock into which the preferred stock is convertible on the date of valuation. If the preferred stock is redeemable, the preferred stock is valued at the greater of cost or market.

❖
Debt securities are valued at the greater of (i) cost or (ii) the market value of the underlying common stock into which the debt instrument is convertible. In cases where the debt instrument is in default or the company is in bankruptcy, the value will be (i) the value of the underlying common stock, (ii) the value of the collateral, if secured, or (iii) zero, if the common stock has no value and there is no collateral.

❖
The unlisted in-the-money options or warrants of companies with the underlying common stock listed on an exchange, Nasdaq or in the over-the-counter market are valued at the positive difference between the closing price of the underlying common stock and the strike price of the warrant or option. An out-of-the money warrant or option has no intrinsic value; thus, we assign no value to it.

❖
If there is no independent and objective pricing authority (i.e. a public market) for investments in privately held entities, the latest sale of equity securities to independent third parties by the entity governs the value of that enterprise. This valuation method causes the Fund’s initial investment in the private entity to be valued at cost. Thereafter, new issuances or offers of equity or equity-linked securities by the portfolio company to new investors will be used to determine enterprise value as they will provide the most objective and independent basis for determining the worth of the issuer. Where a private entity does not have an independent value established over an extended period of time, then the Investment Adviser will determine fair value on the basis of appraisal procedures established in good faith and approved by the Board of Directors.

COMPETITION FOR INVESTMENTS

The Fund has significant competition for investment proposals. Competitive sources for growth capital for the industry include insurance companies, banks, equipment leasing firms, investment bankers, venture capital and private equity funds, money managers, hedge funds, and private investors. Many of these sources have substantially greater financial resources than are available to the Fund. Therefore, the Fund will have to compete for investment opportunities based on its ability to respond to the needs of the prospective portfolio company and its willingness to provide management assistance. In some instances, the Fund’s requirements that the Fund provide management assistance will cause the Fund to be non-competitive.

PERSONNEL

The Fund has no direct employees, but instead has contracted RENN Group pursuant to the Advisory Agreement to provide all management and operating activities. RENN Group currently has nine employees who are engaged in performing the duties and functions required by the Fund. At the present time, a substantial portion of RENN Group’s staff time is devoted to activities of the Fund. However, because of the diversity of skills required, the Fund cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Fund.

No accurate data or estimate is available as to the percentage of time, individually or as a group, that will be devoted to the affairs of the Fund. The officers and employees have and will devote such time as is required, in their sole discretion, for the conduct of business, including the provision of management services to Portfolio Companies.

RENN Group currently serves as the Investment Manager to Renaissance US Growth Investment Trust PLC (“RUSGIT”). RUSGIT is a public limited company registered in the United Kingdom and listed on the London Stock Exchange. RUSGIT invests in privately placed convertible securities issued by companies similar to the investments of the Fund. RUSGIT invest pari-passu with the Fund on all relevant terms, except that amounts invested may differ.

RENN Group also serves as the Investment Adviser to BFS US Special Opportunities Trust PLC (“BFSUS”) and is specifically responsible for managing the Growth Portfolio for BFSUS (“BFS Growth”). BFSUS is a public limited company registered in the United Kingdom and listed on the London Stock Exchange. BFS Growth invests in publicly traded equities, fixed-income and convertible securities of publicly traded issuers, and also invests in privately placed convertible instruments issued by companies similar to the investments of the Fund. For privately placed investments, BFS Growth invests on a pari-passu basis with the Fund as to all relevant terms of the investment, except that amounts invested may differ.

CODE OF ETHICS

The Fund and RENN Group have adopted a Code of Ethics pursuant to Rule 17j-1 under the 1940 Act applicable to all of their respective officers and employees. The Code of Ethics is on public file with, and is available from, the Securities and Exchange Commission’s Public

Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the Commission at (202)-942-8090, and this Code of Ethics is available on the EDGAR database as an exhibit to the Fund’s Form 10-Q for the quarter ended June 30, 2002, which is found on the Commission internet site at http://www.sec.gov. A copy of this Code of Ethics may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the Commission’s Public Reference Section, Washington, D.C. 20549-0102.

Item 1A. Risk Factors.

You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto before making a decision to purchase our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

Failure to Meet Listing Standards. It is uncertain whether our common stock will meet the requirements for listing on Nasdaq, or any other stock exchange or quotation service.

In July 2004, due to our inability to complete our audit and file our Form 10-K for the year ended December 31, 2003 in a timely manner, the Fund’s common stock was delisted from Nasdaq. As we become current with the delinquent filings, we will attempt to relist with Nasdaq or a national stock exchange, but there is no certainty that we will be able to do so.

Our Growth is Dependent on Investing in Quality Deals. Sustaining growth depends on our ability to identify, evaluate, finance, and invest in companies that meet our investment criteria. Accomplishing such results on a cost-effective basis is a function of our marketing capabilities and skillful management of the investment process. Failure to achieve future growth could have a material adverse effect on our business, financial condition, and results of operations.

Failure to Invest Capital Effectively May Decrease Our Stock Price. If we fail to invest our capital effectively, our return on equity may be decreased, which could reduce the price of the shares of our common stock.

Highly Competitive Market for Investments. We compete with a number of private equity funds, other investment entities and individuals for investment opportunities. Some of these competitors are substantially larger and have greater financial resources, and some are subject to different and frequently less stringent regulation. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our objectives.

Lack of Publicly Available Information on Certain Portfolio Companies. Some of the

securities in our portfolio are issued by privately held companies. There is generally little or no publicly available information about such companies, and we must rely on the diligence of our management to obtain the information necessary for our decision to invest. There can be no assurance that such diligence efforts will uncover all material information necessary to make fully informed investment decisions.

Dependence on Key Management. Selecting, structuring and closing our investments depends upon the diligence and skill of our management, which is responsible for identifying, evaluating, negotiating, monitoring and disposing of our investments. Our management's capabilities will significantly impact our results of operations. If we lose any member of our management team and he/she cannot be promptly replaced with an equally capable team member, our results of operations could be significantly impacted.

Failure to Deploy Capital may Lower Returns. Our failure to successfully deploy sufficient capital may reduce our return on equity.

Results May Fluctuate. Our operating results may fluctuate materially due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our portfolio companies’ markets, the ability to find and close suitable investments, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Uncertain Value of Certain Restricted Securities. Our net asset value is based on the values assigned to the various investments in our portfolio, determined in good faith by our board of directors. Because of the inherent uncertainty of the valuation of portfolio securities which do not have readily ascertainable market values, our fair value determinations may differ materially from the values which would be applicable to unrestricted securities having a public market.

Illiquid Securities May Adversely Affect Our Business. Our portfolio contains securities which are subject to restrictions on sale because they were acquired from issuers in "private placement" transactions or because we are deemed to be an affiliate of the issuer. Unless an exemption from the registration requirements of the Securities Act of 1933 is available, we will not be able to sell these securities publicly without the expense and time required to register the securities under applicable federal and state securities laws. In addition, contractual or practical limitations may restrict our ability to liquidate our securities in portfolio companies, because we may own a relatively large percentage of the issuer's outstanding securities. Sales may also be limited by unfavorable market conditions. The illiquidity of our investments may preclude or delay the disposition of such securities, which may make it difficult for us to obtain cash equal to the value at which we record our investments.

Regulated Industry. Publicly traded investment funds are highly regulated. Changes in securities laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.

Failure to Qualify for Favorable Tax Treatment. We may not qualify for conduit tax treatment as a Regulated Investment Company ("RIC") if we are unable to comply with the requirements of Subchapter M of the Internal Revenue Code. If we fail to satisfy such requirements and cease to qualify for conduit tax treatment, we will be subject to federal taxes on our net investment income. The loss of this pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

Highly Leveraged Portfolio Companies. Some of our portfolio companies could incur substantial indebtedness in relation to their overall capital base. Such indebtedness often has a term that will require the balance of the loan to be refinanced when it matures. If portfolio companies cannot generate adequate cash flow to meet the principal and interest payments on their indebtedness, the value of our investments could be reduced or eliminated through foreclosure on the portfolio company's assets or by the portfolio company's reorganization or bankruptcy.

Our Common Stock Often Trades at a Discount. Our common stock often trades at a discount from net asset value.

Our common stock is traded over-the-counter in the pink sheets. Stockholders desiring liquidity may sell their shares at current market value, which has often been below net asset value. Shares of closed-end investment companies frequently trade at discounts from net asset value, which is a risk separate and distinct from the risk that a fund's performance will cause its net asset value to decrease.

Nature of Investment in Our Common Stock. Our stock is intended for investors seeking long-term capital appreciation. Our investments in portfolio securities generally require some time to reach maturity, and such investments generally are illiquid. An investment in our shares should not be considered a complete investment program. Each prospective purchaser should take into account his or her investment objectives as well as his or her other investments when considering the purchase of our shares.

Our Stock Price May Fluctuate Significantly. The market price of our common stock may fluctuate significantly.

The market price and marketability of shares of our common stock may from time to time be significantly affected by numerous factors, including our investment results, market conditions, and other influences and events over which we have no control and that may not be directly related to us.

Item 2. Properties

The Fund’s business activities are conducted from the offices of RENN Group, which offices are currently leased until July 31, 2004 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by RENN Group at its expense pursuant to the Advisory Agreement.

Item 3. Legal Proceedings

On December 1, 2005, the Investment Adviser consented, without admitting or denying the findings, to the entry of an order by the SEC instituting public administrative and cease and desist proceedings and imposing remedial sanctions (the “Order”). A Form 8-K detailing the settlement was filed on December 6, 2005 by the Fund. This can be viewed by going to the SEC website.

In summary, the dispute concerned the definition of the wording of the incentive fee calculation in the Advisers Act. Under Section 205(b)(3) of the Advisers Act, a performance fee may be earned. The Investment Adviser, for many years, believed the word “capital” referred to the Fund’s shareholders’ equity as a whole. In 2004, the SEC informed the Investment Adviser that capital depreciation in the formula referred only to unrealized capital losses on marketable securities in the portfolio and therefore the calculations in previous years were incorrect. In the Order, the SEC states that in calculating a performance-based fee under Section 205(b)(3), an investment adviser must account for its client’s assets on a security-by-security basis and may not take into consideration unrealized capital appreciation on any individual security or the portfolio as a whole. Section 205(b)(3) does not require that fees earned in one period be subject to repayment based upon performance in a subsequent period. If the performance fee is calculated on a cumulative basis and is based on the period since inception, then unrealized capital depreciation may be calculated for each calculation period by subtracting each security’s valuation at the end of the applicable calculation period from the original cost, as adjusted, to the BDC of purchasing that security. In practice, the Investment Adviser also took into account unrealized capital appreciation, which offset unrealized capital depreciation, to calculate its performance-based fee. Thus, beginning in fiscal year 1996, the first period in which the Fund realized capital gains, the Investment Adviser’s formula for calculating that fee was not consistent with the formula permitted under Section 205(b)(3).

As part of the settlement of the SEC proceedings, the Investment Adviser agreed to pay $2,851,362 plus prejudgment interest of $924,509 and a fine of $100,000 to the Fund. The Investment Adviser satisfied this obligation in full as of December 8, 2005. The financial statements included as part of this Annual Report reflect all financial aspects of the settlement, except for the fine which was paid and recorded in the Fund’s financial statements for 2005.

No action was brought against the Fund.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

TRADING

As of December 31, 2003, the Fund’s common stock was traded on the Nasdaq National Market System (“NMS”) under the trading symbol RENN. As a result of the Fund’s inability to complete the audit of its financial statements and file its Form 10-K for the fiscal year ended December 31, 2003 in a timely manner (see “Item 3. Legal Proceedings”), in July 2004 the Fund’s common stock was delisted from NMS and is currently trading over-the-counter in the pink sheets.

The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock as reported on Bloomberg.

	High	Low
Year ended December 31, 2003
First quarter	$8.36	$6.75
Second quarter	$9.35	$6.80
Third quarter	$12.02	$9.15
Fourth quarter	$13.70	$11.51

Year ended December 31, 2002
First quarter	$10.93	$10.25
Second quarter	$11.95	$9.96
Third quarter	$10.00	$8.94
Fourth quarter	$8.59	$6.75

NUMBER OF HOLDERS

As of December 31, 2003, there were approximately 847 record holders of the Fund’s common stock. This total does not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks.

DIVIDENDS AND DIVIDEND REINVESTMENT PLAN

DIVIDENDS. The Fund seeks to provide returns to shareholders through cash dividends of net investment income and through distributions of realized gains. On November 5, 2002, the Fund announced a minimum annual distribution policy of $0.40 per share, with an initial quarterly cash distribution of $0.10 per share that was paid December 12, 2002. The intent of the policy is for the Fund to make distributions of $0.10 per share in each of the first three quarters of the year with a final distribution in the fourth quarter equal to $0.10 per share or a greater amount sufficient to satisfy the distribution requirements of the Subchapter M of the Internal Revenue Code. The policy is subject to quarterly review and approval by the Fund’s Board of Directors. According to the policy, the distributions could be paid from interest or dividend income, capital gains, or a return of capital in the event there is insufficient income or capital gains to satisfy the policy.

At December 31, 2003, the Fund had declared a total of $8.91 per share in cash to its shareholders since inception in 1994. There is no assurance that the Fund will continue to make the distributions or cash payments described herein. Because the Fund may not earn the same return of capital in the future, the Fund may not continue to make distributions and cash payments as described herein.

DIVIDEND REINVESTMENT PLAN. Pursuant to the Dividend Reinvestment Plan (the “Reinvestment Plan”) any shareholders whose shares are registered in their own names will be deemed to have elected to have all dividends and distributions automatically reinvested in Fund shares pursuant to the Reinvestment Plan (each, a “Participant”) unless and except for each such shareholder who individually elects to receive such on a current basis in lieu of reinvestment. In the case of shareholders such as banks, brokers or nominees that hold shares for others who are beneficial owners (“Nominee Shareholders”), the Plan Agent, American Stock Transfer & Trust Co. (the “Plan Agent”) will administer the Reinvestment Plan on the basis of the number of shares certified by such Nominee Shareholders as registered for shareholders that have not elected to receive dividends and distributions in cash.

Investors that own shares registered in the name of a Nominee Shareholder should consult with such nominee as to participation or withdrawal from such plan.

When the Fund declares a dividend or distribution payable in cash, the non-participants will receive cash, and the Participants will receive Common Stock to be issued by the Fund or purchased in the open market. If the market value per share on the valuation date equals or exceeds the net asset value per share on that date, or if such open market purchases cause the price to increase to the net asset value, the Fund will issue new shares at the net asset value. If the net asset value exceeds the market price, the Plan Agent will, as agent for the Participants, buy Fund shares in the open market or in private transactions as soon as practicable after such date. If before the Plan Agent has completed the purchases the market price exceeds the net asset value, the Plan Agent may suspend purchasing in the market and the Fund will issue new shares at net asset value to fulfill the purchase requirements. The Fund has no current intention to register more shares in connection with the Reinvestment Plan; instead, the Fund will buy the shares in the open market.

Participants also have the option, commencing on January 1 of each year, of making additional annual cash payments to the Reinvestment Plan in any amount of $1,000 or more up to $10,000. Larger amounts may be accepted with the prior approval of the Fund. The Plan Agent, American Stock Transfer & Trust Co., will typically use all funds received from Participants to purchase Fund shares in the open market, so long as Fund shares are trading at a discount. Any voluntary funds must be received no later than 10 days prior to such date and any prior deposit may be withdrawn if written request for withdrawal is received by the Fund no later than 10 days prior to such date.

The Plan Agent will maintain all shareholder accounts in the Reinvestment Plan and furnish written confirmation of all transactions in an account. Shares in the Reinvestment Plan will be held in the name of the participant and each shareholder’s proxy will include any Reinvestment Plan holdings.

There is no charge to the participants for reinvesting dividends and distributions or for voluntary cash payments. There are no brokerage charges with respect to shares issued directly by the Fund for participants in the Reinvestment Plan. However, each participant pays a pro rata share of brokerage charges for shares purchased in the market.

The Fund reserves the right to terminate the Reinvestment Plan. Further, the Reinvestment Plan may be amended by the Fund upon 30 days notice to participants. A participant may withdraw from the Reinvestment Plan upon written request to the Plan Agent, in which event, no further Fund share purchases will be made for such withdrawing participant and all shares and funds held for such participant will be forwarded to the participant or to their order upon their request. All communications regarding the Reinvestment Plan should be directed to the Plan Agent.

Item 6. Selected Financial Data.

The following selected financial data for the period January 1, 2003 through December 31, 2003 is derived from the Fund’s audited Financial Statements and should be read in conjunction with the Fund’s Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The selected financial data for the periods ended December 31, 1999 through December 31, 2002 is unaudited.

	Selected Financial Data
	2003	2002	2001	2000	1999
Gross income (loss), including realized gain (loss)	11,670,287	(2,856,608)	2,863,162	9,899,509	12,888,459
Net unrealized appreciation (depreciation) on investments	20,137,393	(8,380,055)	11,570,203	(1,507,015)	4,465,591
Net income (loss)	28,741,964	(12,837,439)	12,379,821	5,672,127	13,613,207
Net income (loss) per share	6.60	(2.94)	2.84	1.30	3.29
Total assets	101,866,011	55,592,067	82,092,106	66,244,970	48,209,649
Net assets	69,405,964	46,103,648	59,446,006	49,421,458	47,369,773
Net assets per share	15.95	10.59	13.63	11.33	11.43

	Selected Per Share Data
	2003	2002	2001	2000	1999
Investment income	0.46	0.13	0.19	0.43	0.44
Operation expenses	(0.70)	(0.36)	(0.45)	(0.64)	(0.90)
Interest expense	(0.01)	(0.01)	(0.03)	0.00	0.00
Net investment income (loss)	(0.25)	(0.24)	(0.29)	(0.21)	(0.46)
Tax return of capital	0.00	(0.10)	0.00	(0.03)	(0.08)

	Selected Per Share Data (Continued)
	2003	2002	2001	2000	1999
Distributions from net capital gains	(1.25)	0.00	(0.54)	(1.47)	(2.11)
Net realized gain (loss) on investments	2.22	(0.79)	0.47	1.89	2.67
Net increase (decrease) in unrealized appreciation of investments	4.64	(1.91)	2.66	(0.35)	1.08
Increase (decrease) in net asset value	5.36	(3.04)	2.30	(0.10)	1.09
Capital stock transactions	0.00	(0.02)	0.00	0.65	0.00
Effect of share change	0.00	0.02	0.00	(0.58)	(0.01)
Net Asset Value:
Beginning of year	10.59	13.63	11.33	11.43	10.34
End of year	15.95	10.59	13.63	11.33	11.43

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The primary purpose of the Fund is to provide capital to emerging growth public companies whose ability to service the securities is sufficient to provide income to the Fund and whose growth potential is sufficient to provide opportunity for long-term capital appreciation.

SOURCES OF OPERATING INCOME

The operating income for the Fund is investment income, either in the form of interest on debentures, dividends on stock, or interest on securities held pending investment in portfolio companies. The Fund also generates income through capital gains. Further, the Fund in some cases receives due diligence, commitment, and closing fees, as well as other similar types of revenue. Director’s compensation received by RENN Group (or its personnel) for services to a Portfolio Company on behalf of the Fund is paid to the Fund.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2003, the Fund invested $3,993,971 in ten (10) new portfolio investments and invested an additional $5,068,828 in follow-on investments to ten (10) portfolio companies. Distributions made to investors in 2003 amounted to $5,439,647 or $1.25 per share, which was long-term capital gain. During 2003, gains were realized from the sale of securities of Bentley Pharmaceuticals, Inc., Creative Host Services, Inc., Dwyer Group, Inc., Flamel Technologies, Inc., I-Flow Corp., INET Technologies, Inc., JAKKS Pacific, Inc., and Poore Brothers, Inc., and from bankruptcy distributions from Packaging Research Corp., and

Voice It Worldwide, Inc. offset by realized losses taken on investments in ActiveLink Communications, Inc., Airnet Systems, Inc., Canterbury Consulting Group, Inc., Daisytek Intl. Corp., Dexterity Surgical, Inc., and Nautilus Group, Inc. Net income for 2003 was $28,741,964. The net cash used in operating activities was $26,028,374. The Fund issued no new shares for the dividend reinvestment plan, as dividend reinvestment shares were purchased in the open market. At December 31, 2003, the Fund had approximately $2.8 million in cash and cash equivalents net of all liabilities. RENN Group believes that current cash levels are sufficient to pay expenses as they come due and to make investments.

The majority of the Fund’s investments in Portfolio Companies are individually negotiated, non-registered for public trading, and are subject to legal and contractual investment restrictions. Accordingly, the Portfolio Investments are generally considered non-liquid. This lack of liquidity primarily affects the ability to make new investments and distributions to shareholders.

From time to time, funds or securities are deposited in margin accounts and invested in government securities. Government securities used as cash equivalents typically consist of U. S. Treasury securities or other U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less when purchased. These investments qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. These securities are generally valued at market price as market prices are generally available for these securities.

RESULTS OF OPERATIONS

2003 Compared to 2002

During the year ended December 31, 2003, the Fund made additional portfolio investments aggregating $9,062,799 compared to $6,851,707 in 2002. The Fund realized proceeds from the sale of investments in the amount of $17,794,507 compared to $4,911,282 in 2002. The Fund’s 2003 net income of $28,741,964 is due to a combination of a net investment loss of ($1,076,288), net unrealized appreciation on investments of $20,137,393, and net realized gain on investments of $9,680,859.

Interest income increased 54.19% for the year in comparison to 2002, primarily due to the payment in kind of interest upon the reorganization of eOriginal, Inc. and interest accrued due to the SEC settlement offer. Dividend income increased 1,634.34% to $1,225,139 in 2003 from $70,640 in 2002 due primarily to dividends paid upon the reorganization of investments in eOriginal, Inc. and Integrated Security Systems, Inc. Commitment and other fee income increased to $33,579 in 2003 from $28,442 in 2002 primarily as a result of an increase in director fee income.

General and administrative expenses, including interest expense and legal fees, but excluding incentive and management fees, decreased 10.75% to $584,690 in 2003 from $655,119 in 2002. No incentive fee was incurred in 2002 compared to an incentive fee expense of $1,409,318 in 2003 because there were no net realized capital gains achieved on investments during 2002. Management fees increased to $1,071,708 in 2003 from $945,657 in 2002, an increase of 13.33% due to higher portfolio values. Net investment loss increased 4.72% to

($1,076,288) in 2003 up from ($1,027,791) in 2002 due primarily to incentive fee expense in 2003, combined with an increase in management fees, partially offset by the increase in interest and dividend income.

Net income increased to $28,741,964 in 2003 from a net loss of ($12,837,439) in 2002. In 2003, the Fund had a net realized gain on investments of $9,680,859, compared to a net realized loss of ($3,429,593) in 2002. Likewise, the Fund experienced net unrealized appreciation on investments in the amount of $20,137,393 in 2003, compared to the net unrealized depreciation on investments in 2002 of ($8,380,055).

2002 Compared to 2001

During the year ended December 31, 2002, the Fund made additional portfolio investments aggregating $6,851,707 compared to $3,509,674 in 2001. The Fund realized proceeds from the sale of investments in the amount of $4,911,282 compared to $10,364,052 in 2001. The Fund’s realized net loss of ($12,837,439) is due to a combination of a net investment loss of ($1,027,791), net unrealized depreciation on investments of ($8,380,055), and net realized loss on investments of ($3,429,593).

Interest income decreased 22% for the year in comparison to 2001 primarily due to the conversion of debt positions into equity. In addition, reserves were taken on interest accruals for some of the Fund’s investments. Dividend income decreased 64% from $195,453 in 2001 to $70,640 in 2002 due primarily to smaller custodial cash balances earning dividends and decreased dividends declared and paid by portfolio investments. Commitment and other fee income increased from $3,100 in 2001 to $28,442 in 2002 primarily as a result of increased loan closing fees.

General and administrative expenses, including interest expense and legal fees, but excluding incentive and management fees, decreased 1.17% from $662,870 in 2001 to $655,119. No incentive fee was incurred in 2002 compared to an incentive fee expense of $403,168 in 2001 because there were no net realized capital gains achieved on investments during 2002. Management fees decreased from $987,506 in 2001 to $945,657 in 2002, a decrease of 4.24% due to lower portfolio values during 2002. Net investment loss decreased 17.46% to ($1,027,791) in 2002 down from ($1,245,218) in 2001 due primarily to the absence of an incentive fee in 2002, combined with the decrease in interest expense, legal fees, and management fees, partially offset by the increase in general and administrative expenses.

Net income decreased from $12,379,821 in 2001 to a net loss of ($12,837,439) in 2002. In 2001, the Fund had realized gains of $2,054,836 compared to a net realized loss on investments of ($3,429,593) in 2002. Likewise, the Fund experienced net unrealized appreciation on investments in 2001 of $11,570,203 compared to the 2002 net unrealized depreciation on investments in the amount of ($8,380,055).

CONTRACTUAL OBLIGATIONS

The Fund has a contract for the purchase of services under which it will have future commitments: the investment advisory agreement, pursuant to which RENN Capital Group, Inc.

has agreed to serve as the Fund’s investment adviser. Such agreement has contractual obligations with fees which are based on values of the portfolio investments which the Fund owns. For further information regarding the Fund’s obligations under the investment advisory agreement see Note 4 of the Financial Statements.

Because the Fund does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations, or purchase obligations that would otherwise be reflected on the Fund’s Statement of Assets and Liabilities, a table of contractual obligations has not been presented.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Fund is subject to financial market risks, including changes in market interest rates as well as changes in marketable equity security prices. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund’s investments is generally not affected by foreign currency fluctuations.

A majority of the Fund’s net assets consists of common stocks and warrants and options to purchase common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a percentage change in these equity prices would result in a similar percentage change in the fair value of these securities.

A lesser percentage of the Fund’s net assets consist of fixed rate convertible debentures and other debt instruments as well as convertible preferred securities. Since these instruments are generally priced at a fixed rate, changes in market interest rates do not directly impact interest income, although they could impact the Fund’s yield on future investments in debt instruments. In addition, changes in market interest rates are not typically a significant factor in the Fund’s determination of fair value of its debt instruments, as it is generally assumed they will be held to maturity, and their fair values are determined on the basis of the terms of the particular instrument and the financial condition of the issuer.

A small percentage of the Fund’s net assets consist of equity investments in private companies. The Fund would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on these investments.

Item 8. Financial Statements and Supplementary Data.

The financial statements filed as part of this report are listed in “Index to Financial Statements” on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 19, 2006, the Audit Committee of the Fund dismissed Ernst & Young LLP (“E&Y”) as the Fund’s independent registered public accounting firm because E&Y advised the

Audit Committee that E&Y would not be able to begin the audit engagement until May 2006.

The audit reports of E&Y on the financial statements of the Fund for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. E&Y did not complete the audit of the Fund’s financial statements for fiscal years ended after December 31, 2002.

As disclosed in a Current Report on Form 8-K filed by the Fund on June 18, 2004, E&Y declined to issue a report on the Fund’s financial statements for the year ended December 31, 2003 unless E&Y received an opinion of legal counsel to the effect that the possibility of a material adverse effect to the Fund as a result of a comment received from the SEC staff that the Advisory Agreement might be invalid would be “remote” as defined in an accounting pronouncement that the Fund and E&Y agreed was not applicable. The Fund and E&Y were unable to agree on proposed legal opinion language.

As further disclosed in a Current Report on Form 8-K filed by the Fund on December 6, 2005, the Investment Adviser entered into a settlement agreement with the SEC with respect to the calculation of advisory fees under the Advisory Agreement. As a result of the settlement agreement, the disagreement noted above has been rendered moot. The Fund has authorized E&Y to respond fully to the inquiries of the successor accountant named below concerning this subject.

Other than as described in the two preceding paragraphs, during the fiscal years ended December 31, 2005 and 2004 and the period from January 1, 2006 through January 19, 2006, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreements in its reports on the financial statements for such periods.

On January 19, 2006, the Audit Committee of Board of Directors of the Fund approved the engagement of KBA Group LLP (“KBA”) to serve as the Fund’s independent registered public accounting firm. We engaged KBA on January 19, 2006 to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The Audit Committee has also engaged KBA to complete the audits for the fiscal years ended December 31, 2004 and 2003.

Item 9A. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the 1934 Act). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended December 31, 2003 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the fourth quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of Registrant.

Certain information included in this Item 10 is as of December 31, 2003.

Directors

Pursuant to the Fund’s Articles of Incorporation and Bylaws, the Board of Directors consists of five directors and is divided into three classes. Each class serves for a three-year term. The term of office of the class one director expires at the annual meeting of shareholders to be held this year, the term of office of the class two directors expires at the annual meeting of shareholders to be held in 2005, and the term of office of the class three directors expires at the annual meeting of shareholders to be held in 2006.

Because the Board of Directors is divided into classes, only those directors in a single class may be changed in any one year. Consequently, changing a majority of the Board of Directors would require two years (although under Texas law, procedures exist to remove directors, even if they are not then standing for reelection and, under SEC regulations, procedures exist for including appropriate shareholder proposals in the annual proxy statement). Having a classified Board of Directors, which may be regarded as an “anti-takeover” provision, may make it more difficult for shareholders of the Fund to change the majority of directors, thus having the effect of maintaining the continuity of management.

Class One Director - Term Expires at 2004 Annual Meeting

Peter Collins, age 59, has been a financial and management consultant to closely-held businesses for the past ten years in the USA, the UK, and Europe, in areas of finance, start-ups, joint ventures, and mergers and acquisitions. He has advised companies in every segment of industry (including manufacturing, distribution, service, agriculture, construction, and multimedia) and in all stages of development (from start-up to bankruptcy). Mr. Collins was educated in England, where he received a B.Sc. in Civil Engineering from Liverpool University and an M.Sc. in Business Administration from The City University, London. He has served as a Class One Director since 1994.

Class Two Directors - Term Expires at 2005 Annual Meeting

Edward O. Boshell, Jr., age 69, is the retired Chairman of the Board and CEO of Columbia General Corporation and is a private investor.

Charles C. Pierce, Jr., age 69, is the retired Vice-Chairman of Dain Rauscher, Inc., and is a private investor.

Class Three Directors - Term Expires at 2006 Annual Meeting

Russell Cleveland, age 65, is the President, Chief Executive Officer, and Director of the Fund since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments in smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland is also the President, Chief Executive Officer, sole Director, and the majority shareholder of RENN Group, the investment adviser to the Fund. RENN Group is also the investment manager of Renaissance US Growth Investment Trust PLC (“RUSGIT”) and the investment adviser to BFS US Special Opportunities Trust PLC (“BFS US”), investment trusts listed on the London Stock Exchange. Mr. Cleveland also serves on the Boards of Directors of RUSGIT, BFS US, Tutogen Medical, Inc., Cover-All Technologies, Inc., Integrated Security Systems, Inc., and Digital Recorders, Inc.

Ernest C. Hill, age 63, has a broad background in convertible securities analysis with major NYSE brokerage firms and institutional investors. He specializes in computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to the Stanford School of Business, where he received an MBA, with honors, in Investment and Finance. Mr. Hill’s prior experience included service as Assistant Professor of Finance, Southern Methodist University and Associate Director of the Southwestern Graduate School of Banking.

The Board of Directors has determined that all of the Fund’s directors, other than Russell Cleveland, the President and Chief Executive Officer of the Fund, are independent directors. Certain information concerning the Fund’s directors is set forth below:

Name, Address* and Age	Position(s) Held with Fund	Director’s Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Director- ships Held by Director
Peter Collins Age 59	Director	Class One Director since 1994. Term expires 2004.	Consultant	1	None

Edward O. Boshell, Jr. Age 69	Director	Class Two Director since 1998. Term expires 2005.	Retired Chairman of the Board and CEO of Columbia General and private investor	1	None

Charles C. Pierce, Jr. Age 69	Director	Class Two Director since 2002. Term expires 2005.	Retired Vice-Chairman of Dain Rauscher and private investor	1	None

Ernest C. Hill Age 63	Director	Class Three Director since 1994. Term expires 2006.	Consultant	1	None
Interested Director:

Russell Cleveland(1) Age 65	President, Chief Executive Officer, and Director	Class Three Director since 1994. Term expires 2006	President & Chief Executive Officer of RENN Group	3	RUSGIT, BFSUS, Tutogen Medical, Inc., Cover-All Technologies, Inc., Integrated Security Systems, Inc., and Digital Recorders, Inc.

*	The address of all such persons is c/o RENN Capital Group, Inc., 8080 North Central Expressway, Suite 210, LB-59, Dallas, Texas 75206.
(1)	Mr. Cleveland is also President and CEO of RENN Capital Group, Inc. See “Information About the Fund’s Officers and the Investment Advisor”.

Name of Director	Dollar Range* of Equity Securities in the Fund	Aggregate Dollar Range of Equity Securities in Funds in Fund Complex*
Edward O. Boshell, Jr.	over $100,000	over $100,000
Charles C. Pierce, Jr.	$10,001 to $50,000	$10,001 to $50,000
Ernest C. Hill	$0	$0
Peter Collins	$10,001 to $50,000	$10,001 to $50,000
Russell Cleveland	over $100,000	over $100,000

*	As of December 31, 2003

Committees and Meetings

The Board of Directors held twenty (20) meetings or executed consent actions in lieu of meetings during 2003, and each director attended or executed at least seventy-five per cent (75%) of these meetings and consent actions.

The Audit Committee

During 2003, the Audit Committee consisted of Ernest C. Hill, Chair, Peter Collins, Charles C. Pierce, Jr. and Edward O. Boshell, Jr., and held four (4) meetings. Edward O. Boshell, Jr. has been designated by the Board of Directors as the Audit Committee financial expert. The Audit Committee is comprised entirely of independent directors. The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Audit Committee’s primary duties and responsibilities are to:

•
Appoint and approve the compensation of the Fund’s independent auditors, including those to be retained for the purpose of preparing or issuing an audit report or performing other audit review or attest services for the Fund;

•	Review the scope of their audit services and the annual results of their audits;

•	Monitor the independence and performance of the Fund’s independent auditors;

•	Oversee generally the accounting and financial reporting processes of the Fund and the audits of its financial statements, generally;

•	Review the reports and recommendations of the Fund’s independent auditors;

•	Provide an avenue of communication among the independent auditors, management and the Board of Directors; and

•	Address any matters between the Fund and its independent auditors regarding financial reporting.

The Fund’s independent auditors must report directly to the Audit Committee.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was created in January 2004 and is responsible for nominating individuals to serve as directors. The Nominating and Corporate Governance Committee is composed entirely of independent Fund directors. Its members are Charles C. Pierce, Jr., Chair, Edward O. Boshell, Jr., Ernest C. Hill and Peter Collins.

The Committee considers and recommends nominees for election as directors of the Fund. Stockholders wishing to recommend qualified candidates for consideration by the Fund may do so by writing to the Secretary of the Fund at the address shown in the Notice providing the candidate’s name, biographical data and qualifications. In its assessment of each potential candidate, the Committee reviews the nominee’s judgment, experience, independence, financial literacy, knowledge of emerging growth companies, understanding of the Fund and its investment objectives and such other factors as the Committee may determine. The Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities. At the direction of the Board of Directors, the Committee also considers various corporate governance policies and procedures.

Officers

Russell Cleveland, age 65, has served as President, Chief Executive Officer, and a Class Three director of the Fund since 1994. He has also served as the President, Chief Executive Officer, sole Director, and the majority shareholder of RENN Group since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland also serves on the Boards of Directors of Renaissance US Growth Investment Trust PLC, BFS US Special Opportunities Trust PLC, Integrated Security Systems, Inc., Tutogen Medical, Inc., Digital Recorders, Inc., and Cover-All Technologies, Inc.

Barbe Butschek, age 49, has served as Secretary and Treasurer of the Fund since 1994. She currently serves as Senior Vice President, Secretary and Treasurer of RENN Group and has served with RENN Group in various capacities since 1977.

Robert C. Pearson, age 68, has served as Vice President of the Fund since April 1997. He joined RENN Group in April 1997 and is Senior Vice President - Investments. Mr. Pearson brought more than thirty years of experience to RENN Group’s corporate finance function. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice-President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with more than $40 million in revenues. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis, holding such positions as Vice-President - Controller and Vice-President - Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is a director of Digital Learning Management Corp., eOriginal, Inc., Poore Brothers, Inc., CaminoSoft Corp., Laserscope, Simtek Corporation, and Advanced Power Technologies, Inc.

John A. Schmit, age 36, has served as Vice President of the Fund since July 2000. He joined RENN Group in 1997, and is Vice President - Investments. From September 1992 to September 1994, he practiced law with the law firm of Gibson, Ochsner & Adkins, Amarillo, Texas. He holds a BBA in Finance from Texas Christian University, a JD from the University of Oklahoma College of Law and an LLM in International and Comparative Law from The Georgetown University Law Center. He is a director of Gasco Energy, Inc., CaminoSoft Corp. and Obsidian Enterprises, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Fund's officers and directors and persons who own more than 10% of a registered class of the Fund's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. The Fund believes that during the fiscal year ended December 31, 2003, all Section 16(a) filings relating to the Fund's Common Stock applicable to its officers, directors, and greater than 10% beneficial owners were timely filed.

Item 11. Executive Compensation.

Directors who are not employees of either the Fund or RENN Group receive a monthly fee of $1,500, plus $750 and out-of-pocket expenses for each quarterly valuation meeting attended. The Fund does not pay any fees to, or reimburse expenses of, its directors who are considered “interested persons” of the Fund. The aggregate compensation for the period from January 1 to December 31, 2003, that the Fund paid each director, and the aggregate compensation paid to each director for the most recently completed fiscal year by other funds to which RENN Group provided investment advisory services is set forth below:

Name of Director	Aggregate 2003 Compensation from Fund	Pension or Retirement Benefits Accrued as Part of Fund Expenses	Estimated Annual Benefits upon Retirement	Total 2003 Compensation from Fund and Fund Complex
Russell Cleveland (1)	$0	$0	$0	$8,993(2)
Peter Collins	$21,000	$0	$0	$21,000
Ernest C. Hill	$21,000	$0	$0	$21,000
Edward O. Boshell, Jr.	$21,000	$0	$0	$21,000
Charles C. Pierce, Jr.	$17,250	$0	$0	$17,250

(1)	Mr. Cleveland is President and Chief Executive Officer of RENN Group. See “Information about the Fund’s Principal Officers and Investment Adviser - RENN Group.”
(2)	Mr. Cleveland receives no compensation from the Fund.

Officers of the Fund receive no compensation from the Fund. The Fund has never issued options or warrants to officers or directors of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Fund with respect to beneficial ownership of the Fund’s Common Stock as of December 31, 2003 (i) for all persons who are beneficial owners of 5% or more of the outstanding shares of the Fund’s Common Stock (ii) each director and nominee for director of the Fund, and (iii) all executive officers and directors of the Fund as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned Directly or Indirectly	Percent of Class
Russell Cleveland, President, Chief Executive Officer, and Director(1)	253,986(2)	5.8%
Edward O. Boshell, Jr., Director	29,860(3)	0.7%
Peter Collins, Director	2,480(4)	0.1%
Charles C. Pierce, Jr., Director	1,991	0.0%
Ernest C. Hill, Director	0	0.0%
All directors and officers of the Fund as a group (8 persons)	302,820	7.0%

(1)	“Interested person,” as defined by the 1940 Act.
(2)	Consists of 22,238 shares owned by the Cleveland Family Limited Partnership and 231,748 shares owned by Renn Investment Limited Partnership.
(3)	Shares owned indirectly through Columbia General Investments, L.P.
(4)	Includes 130 shares owned by Hilary Collins, Mr. Collins’ spouse.

Item 13. Certain Relationships and Related Transactions.

RENN Group provides investment advisory services to the Fund pursuant to the Advisory Agreement between the Fund and RENN Group. The Advisory Agreement is reviewed and approved annually by the Fund’s Board of Directors, including its independent directors. Pursuant to the Advisory Agreement, RENN Group received a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due on the last day of the calendar quarter. In addition, under the Advisory Agreement, RENN Group received an incentive fee in an amount equal to 20% of the Fund’s realized capital gains in excess of realized capital losses of the Fund after allowance for any unrealized capital losses in on the portfolio investments of the Fund. The incentive fee is calculated and paid on an annual basis. See Item 3, Legal Proceedings, for a discussion of proceedings with the SEC regarding the calculation of the incentive fee.

In 2003, the Fund incurred to RENN Group $1,071,708 as its management fee of which $674,456 was paid and $921,231 as its incentive fee of which $841,624 was paid. The Fund also received director’s fees from portfolio companies with respect to Mr. Cleveland’s and Mr. Pearson’s services as a director. Russell Cleveland and Barbe Butschek own 80% and 20%, respectively, of the Common Stock of RENN Group. The sole director of RENN Group is Russell Cleveland. The Board of Directors has determined that the Advisers Agreement be construed in compliance with applicable provisions of the Advisers Act and the 1940 Act.

Item 14. Principal Accountant Fees and Services.

As disclosed in Item 9, Ernst & Young LLP was dismissed as the Fund’s auditor and did not complete the audit for the fiscal year ended December 31, 2003. KBA Group LLP was subsequently engaged in January 2006 to complete the audit, and therefore received no fees for professional services for the fiscal years ended December 31, 2002 and 2003.

The following table presents fees paid by the Fund for professional services rendered by Ernst & Young LLP for the fiscal years ended December 31, 2002 and 2003.

Fee Category	Fiscal 2003 Fees	Fiscal 2002 Fees
Audit Fee	$67,000	$81,706
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	22,000	4,500
Total Fees	$89,000	$86,206

Audit Fees were for professional services rendered for the audit of the Fund’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

No Audit-Related Fees or Tax Fees were paid by the Fund to Ernst & Young LLP for the fiscal years ended December 31, 2002 or 2003.

All Other Fees were for services other than the services reported above. In fiscal 2002 and 2003, these services included accounting consultations relating to a proposed rights offering.

The Audit Committee concluded that the provision of the non-audit services described above did not impair the independence of Ernst & Young LLP. The Audit Committee has adopted a pre-approval policy that provides for the prior consideration by the Audit Committee of any audit or non-audit services that may be provided by its independent auditor to the Fund.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS FORM 10K

Financial Statements:

The financial statements filed as part of this report are listed in “Index to Financial Statements” on page F-1 hereof.

Financial Schedules:
There are no schedules presented since none are applicable.

EXHIBITS

3.1	Restated Articles of Incorporation[1]

3.2	Bylaws[2]

10.1	Dividend Reinvestment Plan[3]

10.2	Amendment No. 1 to Dividend Reinvestment Plan[4]

10.3	Investment Advisory Agreement[5]

10.4	Amendment No. 1 to Investment Advisory Agreement[6]

10.5	Custodial Agreement with The Frost National Bank[7]

14	Code of Ethics[8]

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ertification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758)

[2]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[3]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[4]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[5]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[6]	Incorporated by reference from Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (File No. 001-11701).

[7]	Incorporated by reference from Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (File No. 001-11701).

[8]	Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission (File No. 811-08376).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC. (Registrant)

Date: September 22, 2006	By:	/s/ Russell Cleveland

Name: Russell Cleveland Title: Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.

Signature	Capacity in Which Signed	Date

/s/ Russell Cleveland		September 22, 2006
Russell Cleveland	Chairman, President and Director

/s/ Barbe Butschek		September 22, 2006
Barbe Butschek	Secretary and Treasurer

/s/ Ernest C. Hill		September 22, 2006
Ernest C. Hill	Director

/s/ Peter Collins		September 22, 2006
Peter Collins	Director

/s/ Edward O. Boshell, Jr.		September 22, 2006
Edward O. Boshell, Jr.	Director

/s/ Charles C. Pierce, Jr.		September 22, 2006
Charles C. Pierce, Jr.	Director

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent
Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities
December 31, 2003 and 2002 (unaudited and restated)	F-3

Schedules of Investments
December 31, 2003 and 2002 (unaudited and restated)	F-4 through F-15

Statements of Operations
Years ended December 31, 2003, 2002 (unaudited and restated),
and 2001 (unaudited and restated),	F-16

Statements of Changes in Net Assets
Years ended December 31, 2003, 2002 (unaudited and restated),
and 2001 (unaudited and restated),	F-17

Statements of Cash Flows
Years ended December 31, 2003, 2002 (unaudited and restated),
and 2001 (unaudited and restated),	F-18

Notes to Financial Statements	F-19 through F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Renaissance Capital Growth & Income Fund III, Inc.

We have audited the accompanying statement of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund") including the schedule of investments as of December 31, 2003 and the related statements of operations, changes in net assets, cash flows and financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 2003 and the results of its operations and its cash flows and the financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP
KBA Group LLP
Dallas, TX

July 17, 2006

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
December 31, 2003 and 2002

ASSETS
	2003	2002
		(unaudited
		and restated)

Cash and cash equivalents	$35,255,687	$10,968,001
Investments at fair value, cost of $33,747,037 and $32,918,343 in 2003 and 2002, respectively	62,455,944	41,489,857
Accounts receivable-settlement with affiliate	3,775,872	3,065,732
Interest and dividend receivables, net of reserves	233,201	28,409
Prepaid and other assets	145,307	40,068
	$101,866,011	$55,592,067

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker	27,000,416	9,001,163
Accounts payable	57,273	12,106
Accounts payable - dividends	3,698,960	-
Accounts payable - affiliate	1,703,398	475,150
	32,460,047	9,488,419
Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized 20,000,000 shares; 4,561,618 issued; 4,351,718 shares outstanding	4,561,618	4,561,618
Additional paid-in-capital	37,058,788	38,135,076
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable net capital gains (loss)	811,618	(3,429,593)
Net unrealized appreciation of investments	28,708,907	8,571,514
Net assets, equivalent to $15.95 and $10.59 per share at December 31, 2003 and 2002, respectively	69,405,964	46,103,648
	$101,866,011	$55,592,067

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2003 and 2002

	2003
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets

Eligible Portfolio Investments - Convertible Debentures and Promissory Notes

Dexterity Surgical, Inc. - Convertible debenture (2)	9.00%	12/19/04	$1,316,282	$375,000	0.54%

EDT Learning, Inc. - Convertible redeemable note (2)	12.00	03/29/12	500,000	500,000	0.72

Gasco Energy, Inc. - Convertible debenture (2)	8.00	10/15/08	625,000	1,333,334	1.92

Integrated Security Systems, Inc. -
Promissory notes (4)	8.00	09/30/04	525,000	525,000	0.76
Promissory notes (4)	7.00	10/01/04	200,000	200,000	0.29

Simtek Corporation -
Convertible debenture	7.50	06/28/09	1,000,000	3,846,155	5.54

			$4,166,282	$6,779,489	9.77%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2003 and 2002

	2003
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets
Other Portfolio Investments -
Convertible Debentures and
Promissory Notes

Interpool, Inc. - Convertible debenture (2)	9.25%	12/27/22	$375,000	$375,000	0.54%

			$375,000	$375,000	0.54%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2003 and 2002

	2003
	Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. - Common stock	63,450	$79,313	$843,885	1.22%

CaminoSoft Corp. -
Common stock	1,750,000	4,000,000	647,500	0.93
Common stock (2)	1,539,414	1,150,000	569,583	0.82
Common stock (2)	250,000	125,000	92,500	0.13

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	770,383	1.11
Series B, preferred stock (1)(3)	25,646	620,329	1,849,928	2.67
Series C, preferred stock (1)(3)	28,929	699,734	2,085,893	3.01
Series New C, preferred stock (1)(3)	22,319	360,000	360,000	0.52

Fortune Natural Resources Corp. - Common stock	1,262,394	500,500	138,863	0.20

Gasco Energy, Inc. - Common stock	250,000	250,000	320,000	0.46

Global Axcess Corporation - Common stock (2)	1,400,000	350,000	504,000	0.73

Integrated Security Systems, Inc. -
Common stock (2)	24,164,301	4,973,166	8,940,791	12.88
Series D, preferred stock (2)	187,500	150,000	83,250	0.12

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2003 and 2002

	2003
	Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Inyx, Inc. - Common stock (2)	300,000	300,000	414,000	0.60

Laserscope - Common stock	1,200,000	1,500,000	18,708,000	26.95

Poore Brothers, Inc. - Common stock (2)	1,686,357	1,748,170	5,716,750	8.24

Simtek Corp. -
Common stock	1,000,000	195,000	1,200,000	1.73
Common stock - private placement (2)	550,661	500,000	660,793	0.95

ThermoView Industries, Inc. - Common stock	234,951	563,060	148,019	0.21

Miscellaneous Securities		—	898,497	1.29

		$22,756,479	$44,952,635	64.77%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2003 and 2002

	2003
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

AdStar, Inc. - Common stock (2)	269,231	$350,000	$538,462	0.78%

Blue Rhino Corp. - Common stock	40,000	476,999	555,600	0.80

Capital Senior Living Corp - Common stock	57,100	146,335	335,748	0.48

CNE Group, Inc. - Common stock (2)	125,000	250,000	66,250	0.10

Dave & Busters, Inc. - Common stock	100,000	653,259	1,268,000	1.83

EDT Learning, Inc. - Common stock	48,266	27,033	43,439	0.06

Flamel Technologies, S.A. - Common stock	50,000	360,143	1,339,500	1.93

Franklin Covey - Common stock	207,876	293,251	582,053	0.84

Gasco Energy, Inc. - Common stock	750,000	639,105	960,000	1.38

I-Flow Corporation - Common stock	50,000	117,043	696,000	1.00

Inet Technologies, Inc. - Common stock	46,600	237,275	559,200	0.81

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2003 and 2002

	2003
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Medical Action Industries, Inc. - Common stock	25,000	292,329	467,750	0.67

Precis, Inc. - Common stock	200,700	1,372,417	778,716	1.12

Stonepath Group, Inc. - Common stock	281,240	448,500	635,602	0.92

US Home Systems, Inc. - Common stock	110,000	535,587	1,221,000	1.76

Vaso Active Pharmaceuticals, Inc. - Common stock	50,000	250,000	301,500	0 .43
		6,449,276	10,348,820	14.91%
		$33,747,037	$62,455,944	89.99%

Allocation of Investments - Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (2)		$12,712,618	$20,169,713	29.06%
Unrestricted Securities		$13,937,149	$35,596,530	51.29%
Other Securities (5)		$7,097,270	$6,689,701	9.64%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2003 and 2002 (continued)

	2002 (unaudited and restated)
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets

Eligible Portfolio Investments - Convertible Debentures and Promissory Notes

Active Link Communications, Inc. -
Convertible bridge note (2)	12.00%	09/30/03	$41,480	$49,776	0.11%
Convertible note (2)	8.00	09/30/03	125,000	150,000	0.33
Convertible note (2)	8.00	09/30/03	250,000	300,000	0.65

Business Process Outsourcing - Convertible debenture (1)(3)	12.00	08/31/03	98,000	100,000	0.22

Dexterity Surgical, Inc. - Convertible debenture (2)	9.00	12/19/04	1,316,282	1,066,282	2.31

EDT Learning, Inc. - Convertible redeemable note (2)	12.00	03/29/12	500,000	500,000	1.08

eOriginal, Inc. - Promissory note (3)	12.00	12/31/02	1,139,683	1,139,683	2.47

Integrated Security Systems, Inc. - Promissory notes (4)	8.00	09/05/03	325,000	325,000	0.70

Laserscope - Convertible debenture (2)	8.00	02/11/07	1,500,000	5,400,000	11.71

Simtek Corporation - Convertible debenture (2)	7.50	06/28/09	1,000,000	1,000,000	2.17
			$6,295,445	$10,030,741	21.75%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2003 and 2002

	2002 (unaudited and restated)
	Interest	Due	Fair	% of Net
	Rate	Date	Cost	Value	Assets
Other Portfolio Investments - Convertible Debentures and Promissory Notes

CareerEngine Network, Inc. - Convertible debenture (2)	12.00%	03/31/10	250,000	250,000	0.54%

Interpool, Inc. - Convertible debenture (2)	9.25	12/27/22	375,000	375,000	0.82

			$625,000	$625,000	1.36%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2003 and 2002

	2002 (unaudited and restated)
			Fair	% of Net
	Shares	Cost	Value	Assets

Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. - Common stock	400,000	$500,000	$3,220,000	6.98%

CaminoSoft Corp. -
Common stock	1,750,000	4,000,000	1,575,000	3.42
Common stock (2)	708,333	875,000	637,500	1.38

Dexterity Surgical, Inc. -
Preferred stock - A (2)	500	500,000	—	—
Preferred stock - B (2)	500	500,000	—	—
Common stock (2)	260,000	635,000	—	—

eOriginal, Inc. -
Series A, preferred stock (1)(3)	6,000	1,500,000	1,100,000	2.39
Series B-1, preferred stock (1)(3)	1,785	392,700	1,517,250	3.29
Series B-3, preferred stock (1)(3)	447	107,280	379,950	0.82
Series C-1, preferred stock (1)(3)	2,353	2,000,050	2,000,050	4.34

Fortune Natural Resources Corp. - Common stock	1,262,394	500,500	82,056	0.18

Gasco Energy, Inc. - Common stock	250,000	250,000	172,500	0.37

Integrated Security Systems, Inc. -
Common stock	393,259	215,899	94,382	0.20
Common stock - PIK (2)	104,787	28,319	25,149	0.05
Series D, preferred stock (2)	187,500	150,000	54,000	0.12
Series F, preferred stock (2)	2,714,945	542,989	651,587	1.41
Series G, preferred stock (2)	18,334,755	3,666,951	4,400,341	9.55

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2003 and 2002

	2002 (unaudited and restated)
			Fair	% of Net
	Shares	Cost	Value	Assets

Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

JAKKS Pacific, Inc. - Common stock	59,847	357,088	806,139	1.75

Poore Brothers, Inc. - Common stock (2)	2,016,357	2,078,170	5,020,729	10.90

Simtek Corp. - Common stock (2)	1,000,000	195,000	160,000	0.35

ThermoView Industries, Inc. - Common stock	134,951	497,832	121,456	0.26

Miscellaneous Securities		2,165	544,929	1.18

		$19,494,943	$22,563,018	48.94%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2003 and 2002

	2002 (unaudited and restated)
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

AirNet Systems, Inc. - Common stock	75,000	$318,750	$369,000	0.80%

Bentley Pharmaceuticals, Inc. - Common stock	259,979	535,168	2,092,830	4.54

Canterbury Consulting Group, Inc. - Common stock	200,000	193,473	52,000	0.11

Capital Senior Living Corp - Common stock	44,500	110,975	113,475	0.25

Creative Host Services, Inc. - Common stock	4,830	7,921	9,177	0.02

Daisytek International, Inc. - Common stock	49,600	507,639	393,323	0.85

Dave & Busters, Inc. - Common stock	100,000	653,259	865,000	1.88

Dwyer Group, Inc. - Common stock	675,000	1,966,632	2,585,250	5.61

EDT Learning, Inc. - Common stock	48,266	27,033	14,480	0.03

I-Flow Corporation - Common stock	100,000	254,038	156,000	0.34

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2003 and 2002

	2002 (unaudited and restated)
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Inet Technologies, Inc. - Common stock	75,000	367,434	457,500	0.99

Precis, Inc. - Common stock	100,700	1,025,047	555,863	1.21

US Home Systems, Inc. - Common stock	110,000	535,586	607,200	1.31
		6,502,955	8,271,098	17.94
		$32,918,343	$41,489,857	89.99%

Allocation of Investments - Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (2)		$15,097,941	$20,581,864	44.65%
Unrestricted Securities		$12,255,525	$13,801,131	29.93%
Other Securities (5)		$5,564,878	$7,106,862	15.41%

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
		(unaudited	(unaudited
		and restated)	and restated)
Income:
Interest (1)	$730,710	$473,903	$609,773
Dividends	1,225,139	70,640	195,453
Commitment and other fees	33,579	28,442	3,100
	1,989,428	572,985	808,326

Expenses:
General and administrative (2)	338,418	484,121	411,348
Incentive fee to affiliate	1,409,318	-	403,168
Interest expense	64,852	61,071	123,199
Legal expense	181,420	109,927	128,323
Management fees to affiliate	1,071,708	945,657	987,506
	3,065,716	1,600,776	2,053,544
Net investment loss	(1,076,288)	(1,027,791)	(1,245,218)

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on investments	20,137,393	(8,380,055)	11,570,203
Net realized gain (loss) on investments	9,680,859	(3,429,593)	2,054,836
Net gain (loss) on investments	29,818,252	(11,809,648)	13,625,039

Net income (loss)	$28,741,964	$(12,837,439)	$12,379,821

Net income (loss) per share	$6.60	$(2.94)	$2.84

Weighted average shares outstanding	4,351,718	4,359,748	4,361,618

(1) Includes $183,254, $195,330 and $186,771 from affiliate related settlement.
(2) Includes $125,400, $83,443 and $117,894 expense to affiliate.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
		(unaudited	(unaudited
		and restated)	and restated)

From operations:
Net investment loss	$(1,076,288)	$(1,027,791)	$ (1,245,218)
Net realized gain (loss) on investments	9,680,859	(3,429,593)	2,054,836
Increase (decrease) in unrealized appreciation on investments	20,137,393	(8,380,055)	11,570,203
Net increase (decrease) in net assets resulting from operations	28,741,964	(12,837,439)	12,379,821

From distributions to stockholders:
Common dividends declared from realized gains	(5,439,648)	—	(2,355,274)
Tax return of capital	—	(435,171)	-
Net decrease in net assets resulting from distributions	(5,439,648)	(435,171)	(2,355,274)

From capital transactions:
Purchase of treasury stock	—	(69,747)	—
Net increase (decrease) in net assets resulting from capital transactions	—	(69,747)	—

Total increase (decrease) in net assets	23,302,316	(13,342,357)	10,024,547

Net assets:
Beginning of year	46,103,648	59,446,005	49,421,458
End of year	$69,405,964	$46,103,648	$59,446,005

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
		(unaudited	(unaudited
		and restated)	and restated)
Cash flows from operating activities:
Net income (loss)	$28,741,964	$(12,837,439)	$12,379,821
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(20,137,393)	8,380,055	(11,570,203)
Net realized (gain) loss on investments	(9,680,859)	3,429,593	(2,054,836)
(Increase) decrease in interest and dividend receivables	(204,792)	61,177	349,571
(Increase) receivable-settlement with affiliate	(710,140)	(195,329)	(703,032)
(Increase) decrease in prepaid and other assets	(105,239)	(26,206)	25,949
Increase (decrease) in accounts payable	45,167	(1,366)	(610)
Increase in accounts payable -affiliate	1,228,248	39,666	108,077
Increase (decrease) in due to broker	17,999,253	(13,195,983)	5,715,122
Purchase of investments	(9,062,799)	(6,851,707)	(3,509,674)
Proceeds from sale of investments	17,794,507	4,911,282	10,364,052
Repayment of debentures	120,457	633,250	170,423
Net cash provided by (used in) operating activities	26,028,374	(15,653,007)	11,274,660

Cash flows from financing activities:
Purchase of treasury shares	—	(69,747)	—
Cash distributions	(1,740,688)	(435,171)	(2,355,274)

Net cash used in financing activities	(1,740,688)	(504,918)	(2,355,274)

Net increase (decrease) in cash and cash equivalents	24,287,686	(16,157,925)	8,919,386
Cash and cash equivalents at beginning of the year	10,968,001	27,125,926	18,206,540
Cash and cash equivalents at end of the year	$35,255,687	$10,968,001	$27,125,926

Cash paid during the year for interest	$64,852	$61,071	$123,199
Cash paid during the year for income/excise taxes	$2,019	$1,671	$23,068

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2003, 2002 (unaudited and restated)
and 2001 (unaudited and restated)

(1)	Organization and Business Purpose

Renaissance Capital Growth & Income Fund III, Inc. (the “Fund”), a Texas corporation, was formed on January 20, 1994. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which RENN Capital Group, Inc. (the “Investment Adviser”) believes offers the opportunity for growth. The Fund is a non-diversified closed-end fund and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (1940 Act).

Unaudited Financial Information and Restatements

The accompanying statement of assets and liabilities and schedule of investments of the Fund as of December 31, 2002, and the statements of operations, changes in net assets, and cash flows for the years ended December 31, 2002 and 2001 are unaudited and restated (See Note 11). These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of the Fund’s management, the unaudited financial statements have been prepared on the same basis as the 2003 audited financial statements and include all normal recurring adjustments necessary for a fair presentation of the Fund’s results of operations and cash flows for the years ended.

(2)	Summary of Significant Accounting Policies

(a)	Valuation of Investments

Portfolio investments are stated at quoted market or fair value as determined by the Investment Adviser (Note 6). The securities held by the Fund are primarily unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

(b)	Other

The Fund follows industry practice and records security transactions on the trade date. Dividend income is recorded on the record date. Interest income is recorded as earned on the accrual basis.

(c)	Cash and Cash Equivalents

The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2003, 2002 (unaudited and restated)
and 2001 (unaudited and restated), continued

(2)	Summary of Significant Accounting Policies, continued

(d)	Federal Income Taxes

The Fund has elected the special income tax treatment available to “regulated investment companies” (“RIC”) under Subchapter M of the Internal Revenue Code (“IRC”) in order to be relieved of federal income tax on the portion of its net investment income and realized capital gains that it pays out to its shareholders. The Fund’s policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund’s taxable investment income to its shareholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund’s taxable investment income and long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund’s net assets as well as the amount of income available for distribution to shareholders.

(e)	Net income per share

Net income per share is based on the weighted average number of shares outstanding of 4,351,718 during 2003, 4,359,748 during 2002, and 4,361,618 during 2001.

(f)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as to the valuation of investments that effect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

(g)	Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements in order for them to be in conformity with the 2003 presentation.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2003, 2002 (unaudited and restated)
and 2001 (unaudited and restated), continued

(3)	Due to Broker

The Fund conducts business with various brokers for its investment activities. The clearing and depository operations for the investment activities are performed pursuant to agreements with these brokers. Due to broker represents a margin loan payable to one of these brokers, which is secured by investments in securities maintained with the lending broker. Cash and cash equivalents related to the margin loan payable are held by the lending broker as collateral for the margin loan. The Fund is subject to credit risk to the extent the brokers are unable to deliver cash balances or securities, or clear security transactions on the Fund’s behalf. The Investment Adviser actively monitors the Fund’s exposure to these brokers and believes the likelihood of loss under those circumstances is remote.

(4)	Management and Incentive Fees and Reimbursement

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Advisory Agreement (the Agreement), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s Net Assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $1,071,708, $945,657, and $987,506 for 2003, 2002, and 2001, respectively, for such management fees.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting unrealized gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year end. The Fund incurred $1,409,318, $0 and $403,168 during the years ended 2003, 2002, and 2001, respectively, for such incentive fees.

•
The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $125,400, $83,443, and $117,894, for 2003, 2002, and

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2003, 2002 (unaudited and restated)
and 2001 (unaudited and restated), continued

(4)	Management and Incentive Fees and Reimbursement, continued

2001, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

•
As of December 31, 2003 and 2002, the Fund had an account payable to the Investment Advisor of $1,703,398 and $475,150, respectively, for the amount due for the fees and expense reimbursements disclosed above.

•
As explained in Note 10, the Investment Advisor resolved a dispute with the staff of the Securities and Exchange Commission involving the appropriate interpretation of section 205(b)(3) of the Advisors Act. As part of the settlement, the Investment Advisor agreed to pay $2,851,362 as a reduction of incentive fees for the period from inception through December 31, 2003. The actual incentive fee that would have been calculated under the agreed methodology for incentive fees from inception through December 31, 2003, was $3,388,269. The difference of $536,907 was reflected as additional incentive fee expense of $488,087 and $48,819 in 2003 and 2001, respectively. Because of the cumulative nature of the agreed methodology, the $536,907 will serve to reduce 2004 incentive fees. In accordance with Section 205(b)(3), the fees are not subject to repayment in a subsequent period and therefore were recorded as additional expense during 2003 and 2001 due to the uncertainty of incurring future incentive fees to be offset.

The Fund reported a receivable of $3,775,872 and $3,065,732 as of December 31, 2003 and 2002, respectively to reflect the settlement. These amounts included interest income receivable of $924,510 and $741,256 as of December 31, 2003 and 2002, respectively, of which $183,254, $195,330 and $186,771 was reflected as income during 2003, 2002 and 2001, respectively.

(5)	Eligible Portfolio Companies and Investments

(a)	Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at December 31, 2003 and 2002.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2003, 2002 (unaudited and restated)
and 2001 (unaudited and restated), continued

(5)	Eligible Portfolio Companies and Investments, continued

(b)	Investments

Investments are carried in the statements of assets and liabilities at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund’s Board of Directors. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

(6)	Valuation of Investments

On a quarterly basis, the Investment Adviser prepares a valuation of the assets of the Fund subject to the approval of the Fund’s Board of Directors. The valuation principles are as follows:

o	The common stock of companies listed on an exchange, Nasdaq or in the over-the-counter market is valued at the closing price on the date of valuation.

o
The unlisted preferred stock of companies with common stock listed on an exchange, Nasdaq or in the over-the-counter market is valued at the closing price of the common stock into which the preferred stock is convertible on the date of valuation. If the preferred stock is redeemable, the preferred stock is valued at the greater of cost or market.

o
The unlisted in-the-money options or warrants of companies with the underlying common stock listed on an exchange, Nasdaq or in the over-the-counter market are valued at the positive difference between the closing price of the underlying common stock and the strike price of the warrant or option. An out-of-the money warrant or option has no intrinsic value; thus, we assign no value to it.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2003, 2002 (unaudited and restated)
and 2001 (unaudited and restated), continued

(6)	Valuation of Investments, continued

o
Debt securities are valued at the greater of (i) cost or (ii) the market value of the underlying common stock into which the debt instrument is convertible. In cases where the debt instrument is in default or the company is in bankruptcy, the value will be (i) the value of the underlying common stock, (ii) the value of the collateral, if secured, or (iii) zero, if the common stock has no value and there is no collateral.

o
If there is no independent and objective pricing authority (i.e. a public market) for investments in privately held entities, the latest sale of equity securities to independent third parties by the entity governs the value of that enterprise. This valuation method causes the Fund’s initial investment in the private entity to be valued at cost. Thereafter, new issuances or offers of equity or equity-linked securities by the portfolio company to new investors will be used to determine enterprise value as they will provide the most objective and independent basis for determining the worth of the issuer. Where a private entity does not have an independent value established over an extended period of time, then the Investment Adviser will determine fair value on the basis of appraisal procedures established in good faith and approved by the Board.

As of December 31, 2003 and 2002, the net unrealized appreciation associated with investments held by the Fund was $28,708,907 and $8,571,514, respectively. As of December 31, 2003, the Fund had gross unrealized gains of $39,158,308 and gross unrealized losses of ($10,449,401). As of December 31, 2002, the Fund had gross unrealized gains of $15,582,579 and gross unrealized losses of ($7,011,065).

(7)	Restricted Securities

As indicated on the schedule of investments as of December 31, 2003 and 2002, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (Note 6).

(8)	Purchase of Additional Shares

The Fund issued no shares in 2003 or 2002 under the dividend reinvestment plan.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2003, 2002 (unaudited and restated)
and 2001 (unaudited and restated), continued

(9)	Distributions to Shareholders

The tax character of distributions declared by the Fund was as follows:

2003 - Capital gain	$5,439,648

2002 -- Tax return of capital	$435,172

As of December 31, 2003, the Fund was committed to disburse to stockholders $811,618 as a distribution of net capital gains realized during 2003. These dividends were declared and paid in February and May 2004.

There were no undistributed earnings on a federal tax basis at the end of 2002. The capital loss carryover of $3,429,593 expiring in 2010, was fully utilized in 2003. The tax cost of securities is identical to the book cost.

(10)	Settlement with the Investment Adviser

During 2004, the staff of the Securities and Exchange Commission (“SEC”) informed the Fund’s counsel of potential significant regulatory issues in connection with the Staff’s review of a registration statement for a proposed rights offering. On December 1, 2005, the Investment Adviser consented, without admitting or denying the findings, to the entry of an order by the SEC instituting public administrative and cease and desist proceedings and imposing remedial sanctions (the “Order”).

In summary, the dispute concerned the definition of the wording of the incentive fee calculation in the Investment Advisor’s Act of 1940 (“the Advisers Act”). Under Section 205(b)(3) of the Advisers Act, a performance fee may be earned. The Investment Adviser, for many years, believed the word “capital” referred to the Fund’s shareholders equity as a whole. In 2004, the SEC informed the Investment Adviser that capital depreciation in the formula referred only to unrealized capital losses on marketable securities in the portfolio and therefore the calculations in previous years were incorrect. In the Order, the SEC states that in calculating a performance-based fee under Section 205(b)(3), an Investment Adviser must account for its client’s assets on a security-by-security basis and may not take into consideration unrealized capital appreciation on any individual security or the portfolio as a whole. Section 205(b)(3) does not require that fees earned in one period be subject to repayment based upon performance in a subsequent period. If the performance fee is calculated on a cumulative basis and is based on the period since inception, the unrealized capital depreciation may be calculated for each calculation period by subtracting each security’s valuation at the end of the applicable calculation period from the original cost, as adjusted, of purchasing that security. In practice, the Investment Adviser also took into account unrealized capital appreciation, which offset unrealized capital depreciation, to calculate its performance-based fee. Thus, beginning in fiscal year 1996, the first period in which the Fund realized

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2003, 2002 (unaudited and restated)
and 2001 (unaudited and restated), continued

(10)	Settlement with the Investment Adviser, continued

capital gains, the Investment Adviser’s formula for calculating that fee was not consistent with the agreed formula permitted under Section 205(b)(3).

As part of the settlement of the SEC proceedings, the Investment Adviser agreed to pay $2,851,362 for adjustments in the incentive fee from the inception through December 31, 2003, plus prejudgment interest of $924,509 and a penalty of $100,000 to the Fund. The Investment Adviser satisfied this obligation in full as of December 8, 2005.

(11)	Restatements

Subsequent to the previous issuance of financial statements for 2002 and 2001, the Investment Advisor determined that the method used in valuing certain unregistered securities was inappropriate based upon changes in SEC guidelines. For this reason, the unrealized gains on those securities was increased (decreased) by the amounts disclosed below for the years 2002 and 2001.

Because of the changes in the Fund’s net assets resulting from the settlement with the SEC as disclosed in Note 10 and the revaluation of investments as disclosed above, the fund recomputed the management fee explained in Note 4 resulting in an increase in management fees of $251,764 from inception through December 31, 2002.

The effect of the SEC settlement disclosed in Note 10 was reflected as a prior period adjustment. As such the effect of the adjustments in incentive fees were reported in prior years as though the agreed methodology had been in place since inception. Interest received by the fund upon settlement was allocated to the years in which it was earned. The penalty received upon settlement was reflected in the year settlement was reached (2005).

The Fund also reported the effect of the revaluation of investments disclosed above as a restatement.

The resultant increase in management fees disclosed above was allocated to each period based on the recalculation of net assets as restated.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2003, 2002 (unaudited and restated)
and 2001 (unaudited and restated), continued

The effect of the restatements noted above resulted in an adjustment to net assets as of December 31, 2002 as follows:

Net assets as reported	$41,259,066

Increase in investments at fair value	2,030,614
Increase in settlement receivable-incentive fee	2,324,476
Increase in settlement receivable-interest	741,256
Increase in management fee payable	(251,764)
Net assets as restated	$46,103,648

The Fund reflected these adjustments retrospectively for 2002 and 2001 as follows:

	2002	2001

Net income (loss) as reported	$(12,773,524)	$9,546,715

Increase in interest income	195,330	186,771

Increase (decrease) in net change in unrealized appreciation (depreciation) on investments	(174,422)	2,205,036

Reduction in incentive fees	—	565,080

Increase in settlement offer expense	—	(48,819)

Increase in management fees	(84,823)	(74,962)

Net adjustments	(63,915)	2,833,106

Net income (loss) as restated	$(12,837,439)	$12,379,821

Earnings per share for 2002 and 2001 was adjust as follows:

	2002	2001

As previously reported	$(2.93)	$2.19
Adjustment	(.01)	.65
As restated	$(2.94)	$2.84

The retroactive adjustment for the cumulative effect of the SEC settlement as of January 1, 2001, of $2,075,391 was presented as a direct credit to net assets of the Fund.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2003, 2002 (unaudited and restated)
and 2001 (unaudited and restated), continued

(12)	Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Advisor an incentive fee equal to 20% of the funds cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Advisor until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $7,831,661 and $2,789,208 as of December 31, 2003 and 2002, respectively.

(13)	Financial Highlights

Selected per share data and ratios for each share of common stock outstanding throughout the year ended December 31, 2003 and 2002 are as follows:

	2003	2002
		(unaudited
		and restated)

Net asset value, beginning of year	$10.59	$13.63

Net investment loss	(.24)	(.23)
Net realized and unrealized gain (loss) on investments	6.85	(2.71)
Total return from investment operations	6.61	(2.94)

Distributions:
From net capital gains	(1.25)	—
Tax return of capital	—	(.10)
Net asset value, end of year	$15.95	$10.59

Per share market value, end of year	$13.39	$7.86

Portfolio turnover rate	18.10%	11.60%

Annual return (a)	70.36%	(23.76%)

Ratio to average net assets (b):
Net investment loss	(1.92%)	(1.90%)
Expenses, excluding incentive fees	2.95%	2.95%
Expenses, including incentive fees	5.47%	2.95%

(a)	Annual return was calculated by comparing the common stock price on the first day of the year to the common stock price on the last day of the year.
(b)	Average net assets have been computed based on quarterly valuations.

(14)	Selected Quarterly Data (Unaudited)

2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net investment income (loss)	1,090,632	(221,694)	(240,159)	(1,705,067)
Net unrealized appreciation (depreciation)	(7,408,956)	15,040,741	11,978,390	527,218
Net realized gain on investments	830,815	150,484	3,974,597	4,724,963
Net income (loss)	(5,487,507)	14,969,530	15,712,827	3,547,114
Net income (loss) per share	(1.26)	3.44	3.61	0.81
Total shares outstanding	4,351,718	4,351,718	4,351,718	4,351,718

2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net investment income (loss)	(289,184)	(361,352)	(260,132)	(117,123)
Net unrealized appreciation (depreciation)	4,773,344	(2,079,137)	(10,923,307)	(150,955)
Net realized gain (loss) on investments	(3,375,228)	(49,163)	-	(5,202)
Net income (loss)	1,108,932	(2,489,652)	(11,183,439)	(273,280)
Net income (loss) per share	0.25	(0.57)	(2.56)	(0.06)
Total shares outstanding	4,361,618	4,361,618	4,361,618	4,351,718

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation[1]

3.2	Bylaws[2]

10.1	Dividend Reinvestment Plan[3]

10.2	Amendment No. 1 to Dividend Reinvestment Plan[4]

10.3	Investment Advisory Agreement[5]

10.4	Amendment No. 1 to Investment Advisory Agreement[6]

10.5	Custodial Agreement with The Frost National Bank[7]

14	Code of Ethics[8]

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[2]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[3]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[4]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[5]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[6]	Incorporated by reference from Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (File No. 001-11701).

[7]	Incorporated by reference from Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (File No. 001-11701).

[8]	Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission (File No. 001-11701).