Form 10-K
period 2004-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-09-22
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Mark One
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2004 or

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

The Fund seeks to provide returns to shareholders through cash dividends of net investment income and through distributions of realized gains. Pursuant to its annual distribution policy, the Fund currently pays to its shareholders a minimum annual distribution of $0.40 per share, payable quarterly. Through December 31, 2004, the Fund had declared a total of $12.08 per share in cash to its shareholders since inception in 1994.

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

From inception through December 31, 2004, the Fund had made investments in sixty-six (66) different Portfolio Companies having an aggregate cost of $87,662,840. The Fund had active investments in thirty (32) Portfolio Companies at December 31, 2004. The Fund does not focus on particular industry segments. Instead, the Fund makes investment decisions using a bottom-up analysis of the potential Portfolio Company, with no predetermined industry bias.

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

At December 31, 2004, the Fund’s investment assets were classified by amount as follows:

		Percentage
Classification	Value	Of Assets

Eligible Portfolio Investments (including cash and cash equivalents)	$101,423,316	89.4%
Other Portfolio Investments	12,058,857	10.6%
	$113,482,173	100.00%

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

In the event the Fund elects to participate as a member of the Portfolio Company’s Board of Directors, either through advisory or full membership, the Fund’s nominee to the board will generally be selected from among the officers of RENN Group. When, at the discretion of RENN Group, a suitable nominee is not available from among its officers, RENN Group will select, as alternate nominees, outside consultants who have prior experience as an independent outside director of a public company. At December 31, 2004, officers of the Fund served as directors of six of the Fund’s portfolio companies. The Fund makes available significant managerial assistance to its portfolio companies through participating in discussions with management and review of various management reports.

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

FUND PORTFOLIO INVESTMENTS

At December 31, 2004, the Fund had active investments in the following companies:

AdStar, Inc. (NASDAQ:ADST)
4553 Glencoe Avenue, Suite 325, Marina del Rey, CA 90292

AdStar, Inc. is a leading provider of remote advertising technology products and services to the classified advertising industry. The company transforms publishers’ websites into full service classified ad sales channels for their print and on-line classified ad departments.

At December 31, 2004, the Fund owned 269,231 shares of common stock in the company, having a cost basis of $350,000.

Bovie Medical Corporation (AMEX: BVX)
734 Walt Whitman Road, Melville, NY 11747

Bovie Medical Corporation manufactures, markets and develops medical products and related technologies. The company also manufactures a variety of specialty lighting instruments for use in opthalmology, general surgery, hip replacement surgery and for the placement of endotracheal tubes.

During the third quarter of 2004, the Fund acquired 300,000 shares of the company’s common stock for $1.75 per share.

At December 31, 2004, the Fund owned 300,000 shares of common stock in the company, having a cost basis of $525,000.

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

At December 31, 2004, the Fund owned a warrant to purchase 4,587 shares of the company’s common stock at a rate of $4.36 per share.

CaminoSoft Corporation (OTC:CMSF)

600 North Hampshire Road, Suite 105, West Lake Village, CA 91361

CaminoSoft Corporation creates intelligent data storage and management infrastructures by facilitating data storage, retrieval, protection, and performance measurement and management.

During the third quarter of 2004, the Fund purchased a 2-year, 7% senior secured promissory note from the company for $250,000. As part of that transaction, the Fund received warrants to purchase 471,698 shares of the company’s common stock at a price of $0.53.

At December 31, 2004, the Fund held a $250,000 promissory note. The Fund also owned 3,539,414 shares of common stock in the company, having a basis of $5,275,000. Additionally, the Fund owned warrants to purchase 2,052,779 shares common at exercise prices ranging from $0.53 per share to $1.11 per share, with varying terms dates, and options to purchase 120,700 shares common with strike prices ranging from $0.41 per share to $0.95 per share.

CNE Group, Inc. (AMEX:CNE)
200 West 57th Street, Suite 507, New York, NY 10019

CNE Group, Inc., through its subsidiaries, is a provider of solar-powered wireless communication solutions for the intelligent traffic systems market.

During the first quarter of 2004, the Fund received warrants to purchase 125,000 shares of the company’s common stock. During the third quarter of 2004, the Fund sold 125,000 shares of the company’s common stock for a net loss of $219,921.

At December 31, 2004, the Fund owned warrants to purchase 62,500 shares of the company’s common stock with an exercise price of $6.00 per share and warrants to purchase 125,000 shares of the company’s common stock with an exercise price of $3.00 per share.

Comtech Group, Inc. (Nasdaq:COGO)
Room 1001 Tower C Skyworth Building High-Tech Industrial Park Nanshan, Shenzhen, China 518057

Comtech Group, Inc. provides design solutions to telecom equipment, mobile device and consumer electronic manufacturers in China.

During the fourth quarter of 2004, the Fund bought 480,000 shares of the company’s common stock at a price of $1.75 per share.

At December 31, 2004, the Fund held 480,000 shares of the company’s common stock, with a cost basis of $840,000.

Cybex International (AMEX:CYB)
10 Trotter Drive, Medway, MA 02053

Cybex International, Inc. designs and manufactures strength and cardiovascular fitness equipment. The company offers a full line of commercial and consumer products, based on the sciences of biomechanics and ergonomics to ensure proper body movement and optimum results.

During the third quarter of 2004, the Fund bought 145,000 shares of the company’s common stock at a price of $3.30 per share.

At December 31, 2004, the Fund held 145,000 shares of the company’s common stock, with a cost basis of $478,500.

Dave & Buster’s, Inc. (NYSE:DAB)
2481 Manana Drive, Dallas, TX 75220

Dave & Buster’s, Inc. operates restaurant entertainment complexes under the Dave & Buster’s name. The complexes offer a full menu of food and beverage items combined with an array of entertainment attractions such as pocket billiards, interactive simulators, virtual reality systems and traditional carnival style games of skill.

At December 31, 2004, the Fund held 100,000 shares of the company’s common stock, with a cost basis of $653,259.

Digital Learning Management Corporation (OTC:DGTL)
19950 Mariner Avenue, Torrence, CA 90503

Digital Learning Management Corporation offers post-secondary school education. The company grants bachelor degrees in information technology, business and management, telecommunications and applied industrial technologies. Digital Learning Management’s CourseMate Virtual University e-learning platform links its locations.

During the first quarter of 2004, the Fund bought a $1,000,000 7% debenture, convertible into common stock at $0.447 per share.

At December 31, 2004, the Fund owned a $1,000,000 convertible debenture.

eOriginal, Inc. (Private)
351 West Camden Street, Suite 800, Baltimore, MD 21201

eOriginal, Inc. has a patented process for creating, executing, storing and retrieving legal documents in an electronic format.

During the third quarter of 2004, the Fund made follow-on investments in eOriginal by purchasing 16,057 shares of the company’s Series D Convertible Preferred Stock for $500,000. In addition to these shares, at December 31, 2004, the Fund owned 10,680 shares Series A Convertible Preferred Stock having a cost basis of $4,692,207; 25,646 shares Series B Convertible Preferred Stock with a cost basis of $620,329; 51,249 shares Series C Convertible Preferred Stock with a cost basis of $1,059,734; warrants to purchase 2,258 shares of Series A Convertible Preferred Stock at $0.01 per share and warrants to purchase 7,713 shares of common stock of the company at $0.01 per share. Each series of preferred of the company is convertible one-for-one into common stock of eOriginal Holdings, and the warrants have an exercise price of $0.01 per share.

Gaming & Entertainment Group, Inc. (OTC:GMEI)
6094 South Sandhill Road, Suite 400, Las Vegas, NV 89120

Gaming & Entertainment Group, Inc. designs and develops gaming systems, software, game content and networks. The company is a supplier of gaming systems and interactive electronic bingo games to the Native American gaming markets in the United States and Canada. GMEI’s gaming systems and game libraries are in amusement arcades, casinos, betting shops and bingo halls.

During the first quarter of 2004, the Fund purchased 500,000 shares of the company’s common stock and options to purchase an additional 500,000 shares of the company’s common stock for $500,000.

At December 31, 2004, the Fund owned 500,000 common shares having a cost of $500,000 and warrants to purchase an additional 500,000 common shares at $1.50 per share.

Gasco Energy, Inc. (AMEX:GSX)
14 Inverness Drive East, Suite H-236, Englewood, CO 80112

Gasco Energy, Inc. is an oil and gas company whose focus is exploration and development of domestic natural gas properties located in the Rocky Mountain regions of Utah and Wyoming.

In the first quarter of 2004, the Fund purchased 250,000 shares of the company’s common stock and options to purchase 12,500 shares of common stock for $375,000. In the third quarter of 2004, the Fund received options to purchase 6,250 shares of the company’s common stock. In the fourth quarter of 2004, the Fund converted a $625,000 promissory note into 1,041,666 shares of the company’s common stock.

At December 31, 2004, the Fund owned 1,541,667 shares common stock (acquired via private placements) having a cost of $1,250,000 and 750,000 shares of common stock (acquired via open market purchases) having a cost of $639,105. The fund also held options to buy 18,751 shares of the company’s common stock at exercise prices ranging from $1.00 to $2.15.

Global Axcess Corporation (OTCBB:GAXC)
14 Inverness Drive East, Suite H-236, Englewood, CO 80112

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

In the first quarter of 2004, the Fund bought 2,666,667 shares of the company’s common stock and warrants to purchase 5,333,333 shares of the company’s common stock at prices ranging from $0.35 per share to $1.00 per share. The Fund later exercised warrants to purchase 700,000 shares of the company’s common stock.

In the second quarter of 2004, the Fund acquired warrants to purchase 2,100,000 shares of the company’s common stock at prices ranging from $0.35 per share to $1.00 per share.

At December 31, 2004, the Fund owned 4,766,667 shares of common stock having a cost basis of $1,261,667, and warrants to purchase 7,433,336 shares of common stock.

Hemobiotech, Inc. (OTCBB:HMBT)
14221 Dallas Parkway, Suite 1500, Dallas, TX 75254

Hemobiotech, Inc. is a biopharmaceutical company that develops blood substitutes. The company’s product, HemoTech, is an oxygen-carrying solution that performs like red blood cells.

In the fourth quarter of 2004, the Fund acquired a 10% promissory note, with warrants to purchase 588,240 share of the company’s common stock, for $250,000. The Fund also acquired 294,120 shares of common stock for $250,000.

At December 31, 2004, the Fund held a $250,000 10% promissory note, 294,120 shares of common stock and warrants to purchase 588,240 shares of common stock.

i2Telecom International, Inc. (OTCBB:ITUI)
1200 Abernathy Road, Suite 1800, Atlanta, GA 30328

i2Telecom International, Inc. is a telecommunications service provider employing voice over internet protocol technology. The company has operations in Florida, Georgia and California in the United States and in Malaysia and The People’s Republic of China. i2Telecom controls its own proprietary technology and outsources its production and service functions to strategic partners.

In the third quarter of 2004, the Fund bought 500 shares of the company’s 7% convertible preferred stock. The company also received warrants to purchase 312,500 shares of the company’s common stock.

At December 31, 2004, the Fund owned 500 shares of preferred stock convertible at $0.80 per share and warrants to purchase 312,500 shares of common stock at $0.96 per share. These securities had a cost basis of $500,000.

iLinc Communications, Inc. (AMEX:ILC)
2999 North 44th Street, Suite 650, Phoenix, AZ 85018

iLinc Communications, Inc. provides web conferencing, virtual classroom and web collaboration software. The company’s software and services enable sales, training, marketing and support professionals to collaborate in real-time via the internet. iLinc distributes its products and services in several different languages in North America and worldwide.

At December 31, 2004, the Fund owned a total of 48,266 shares of common stock having a basis of $27,033. In addition, the Fund owned a $500,000 12% Convertible Subordinated Note, convertible into ILC common stock at a rate of $1.00 per share and three-year warrants to purchase 500,000 shares of the company’s common stock at an exercise price of $3.00.

Integrated Security Systems, Inc. (OTC:IZZI)
8200 Springwood Drive, Suite 230, Irving, TX 75063

Integrated Security Systems, Inc. is a company which designs, develops, manufactures, sells and services commercial security and traffic control devices. In addition, the company sells fully integrated turnkey security systems that control and monitor access to governmental, commercial and industrial sites.

In the first quarter of 2004, the Fund received common stock of the company as payment in kind for interest on 8% Promissory Notes owned by the Fund. The Fund received 77,331 shares of IZZI having an imputed cost of $19,830. The Fund exercised warrants to purchase 200,000 shares of common stock for $40,000, but allowed warrants to purchase 364,299 shares of common stock to expire. Finally, Russell Cleveland received his director’s fee in the form of 26,756 shares of IZZI common stock. He assigned those shares to the Fund.

In the second quarter of 2004, Russell Cleveland received his director’s fee in the form of 4,713 shares of IZZI common stock. He assigned those shares to the Fund. The Fund also exercised warrants to purchase 2,425,000 shares of common stock.

In the fourth quarter of 2004, Russell Cleveland received his director’s fee in the form of 8,227 shares of IZZI common stock. He assigned those shares to the Fund. The Fund also received common stock of the company as payment in kind for interest on 8% Promissory Notes owned by the Fund. The Fund received 84,073 shares of IZZI having an imputed cost of $28,077. Finally, the Fund received common stock of the company as payment in kind for dividends on 9% convertible, preferred stock owned by the Fund. The Fund received 83,517 shares of IZZI having an imputed cost of $13,500.

At December 31, 2004, the Fund owned a $725,000 8% Secured Promissory Note, 187,500 shares of 9% preferred stock, convertible at $0.80 per share, with a cost basis of $150,000, 27,074,179 shares of common stock, with a cost basis of $5,568,056, options to purchase 41,034 shares of common stock, warrants to purchase 250,000 shares of common stock at $0.40 per share and warrants to purchase 125,000 shares of common stock at exercise price of $1.00 per share.

Interpool, Inc. (NYSE:IPX)
211 College Road, East, Princeton, NJ 08540

Interpool, Inc. is one of the world’s leading suppliers of equipment and services to the transportation industry. It is the largest lessor of intermodal container chassis and a world-leading lessor of cargo containers used in international trade. Interpool operates from more than 240 locations throughout the world.

At December 31, 2004, the Fund owned $375,000 9.25% Convertible Redeemable, Subordinated Debentures. The Debentures are convertible at $25.00 per share and mature December 27, 2022.

Intrusion, Inc. (Nasdaq:INTZ)
1101 East Arapaho Road, Richardson, TX 75081

Intrusion, Inc. provides enterprise security products that help businesses protect critical information assets. The company’s products detect, analyze and respond to network- and host-based attacks. Intrusion’s products include intrusion detection and vulnerability assessment systems and modular, scalable, security appliances secured by Check Point.

In the first quarter of 2004, the Fund purchased 100,000 shares of 5% convertible preferred stock at $5.00 per share and warrants to purchase 222,646 shares of common stock exercisable at $0.786 per share. The company later announced a 1-for-4 reverse stock split. Thus, the Fund now has warrants to purchase 55,662 shares of common stock at $3.144 per share.

At December 31, 2004, the Fund owned 5% convertible preferred stock, with a cost basis of $500,000. The Fund also owns warrants to purchase 55,662 shares of common stock at $3.144 per share.

Inyx, Inc. (OTCBB:IYXI)
801 Brickell, 9th Floor, Miami, FL 33131

Inyx, Inc. is a developer and manufacturer of specialized drug delivery pharmaceutical products.

At December 31, 2004, the Fund owned 300,000 shares of the company’s common stock having a cost basis of $300,000, and owned 150,000 warrants to purchase common stock, with half being exercisable at $1.00 per share, and half being exercisable at $1.35 per share.

Laserscope (Nasdaq:LSCP)
3070 Orchard Drive, San Jose, CA 95134

Laserscope designs, manufactures, sells, and services on a worldwide basis an advanced line of medical laser systems and related energy delivery devices for the office, outpatient surgical center, and hospital markets.

During the first quarter of 2004, the Fund sold 600,000 shares of the company’s common stock for a net gain of $12,131,396.

At December 31, 2004, the Fund owned 600,000 shares of common stock having a cost basis of $750,000, and options to purchase 30,000 shares at $4.19 per share, which were received by assignment from Robert Pearson, who earned the options as a member of the company’s Board of Directors.

Medical Action Industries, Inc. (Nasdaq:MDCI)
800 Prime Place, Hauppauge, NY 11788

Medical Action Industries, Inc. develops, manufactures, markets and distributes a variety of disposable surgical related products.

In the fourth quarter of 2004, the Fund sold 4,900 shares of common stock for a net gain of $45,156.

At December 31, 2004, the Fund owned a total of 20,100 shares of MDCI common stock having a cost basis of $237,209.

PhotoMedex, Inc. (Nasdaq:PHMD)
147 Keystone Drive, Montgomeryville, PA 18936

PhotoMedex, Inc. manufacturers excimer laser and fiber-optic systems used to treat dermatological conditions such as psoriasis, vitiligo, atopic dermatisitis and leukoderma. The company offers products and services on contract to dermatologists and hospitals. PhotoMedex develops skin health, haircare and wound care products based on its copper peptide technology.

In the fourth quarter of 2004, the Fund bought 70,000 shares of common stock for $176,400.

At December 31, 2004, the Fund owned a total of 70,000 shares of PHMD common stock having a cost basis of $176,400.

Poore Brothers, Inc. (Nasdaq:SNAK)
3500 South La Cometa Drive, Goodyear, AZ 85338

With facilities in Indiana and Arizona, Poore Brothers, Inc. is a marketer and manufacturer of “Intensely Different”™ salted snack foods under a variety of owned or licensed brands, including T.G.I. Friday’s™, Poore Brothers®, Bob’s Texas Style®, Boulder Potato Company™, and Tato Skins®.

During the fourth quarter of 2004, the Fund sold 178,566 shares of the company’s common stock realizing proceeds of $525,228, representing a net gain of $321,353.

At December 31, 2004, the Fund owned 1,507,791 shares of common stock having a cost basis of $1,544,294.

PracticeXpert, Inc. (OTCBB:PXPTE)
10833 Washington Boulevard, Culver City, CA 90232

PracticeXpert, Inc. provides healthcare technology and services to medical practitioners. The company’s services revolve around its hand-held patient encounter system, Pxpert, and include medical billing, transcription, collections, clinical trial accruals, contracting and practice management.

During the fourth quarter of 2004, the Fund bought 4,166,667 shares of the company’s common stock and warrants to purchase 4,166,667 shares of the company’s common stock for $500,000.

At December 31, 2004, the Fund owned 4,166,667 shares of common stock and warrants to purchase 4,166,667 shares of the company’s common stock at $0.30 per share, having a cost basis of $500,000.

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

At December 31, 2004, the Fund owned a total of 200,700 shares of the company’s common stock having a cost basis of $1,372,417.

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

In the second quarter of 2004, the Fund acquired options to purchase 9,188 shares of the company’s common stock at $1.16 per share.

At December 31, 2004, the Fund owned $1,000,000 in 7.5% convertible debentures having a conversion rate of $0.31 per share, 1,550,661 shares common having a basis of $695,000, warrants to purchase 250,000 shares, half of which are convertible at $1.25 per share and half at $1.50 per share, options to purchase 5,288 shares at $0.17 per share and options to purchase 9,188 shares at $1.16 per share.

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

In the second quarter of 2004, the Fund sold 150,000 shares of the company’s common stock for a net gain of $354,505.

At December 31, 2004, the Fund owned 131,240 shares of Stonepath common stock having a cost basis of $246,000.

Tarantella, Inc. (Nasdaq:TTLA)
1600 Market Street, Philadelphia, PA 19103

Tarantella, Inc. provides a web-based solution that allows customers to regain control of their information technology environment. The company’s Tarantella Enterprise 3 software utilizes the world-wide web and simplifies administration and securely speeds access to Windows, mainframe, AS/400, web-based, Linux, Java and UNIX applications.

In the second quarter of 2004, the Fund acquired through a private placement, 714,286 shares of the company’s common stock and warrants to purchase 142,857 shares of the company’s common stock at $1.70 per share. The Fund also purchased 202,762 shares of the company’s common stock in the open market.

At December 31, 2004, the Fund owned 917,048 shares of the company’s common stock and warrants to purchase 142,857 shares of the company’s common stock, having a cost basis of $1,186,541.

ThermoView Industries, Inc. (AMEX:THV)
5611 Fern Valley Road, Louisville, KY 40228

ThermoView Industries, Inc. is a national company that designs, manufactures, markets, and installs high-quality replacement windows and doors as part of a full-service array of home improvements for residential homeowners.

At December 31, 2004, the Fund owned a total of 234,951 shares of ThermoView common stock having a cost basis of $563,060.

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

At December 31, 2004, the Fund owned 110,000 shares of the company’s common stock having a cost basis of $535,587.

Vaso Active Pharmaceuticals, Inc. (NASDAQ:VAPH)
99 Rosewood Drive, Suite 260, Danvers, MA 01923

Vaso Active Pharmaceuticals, Inc. holds the exclusive, worldwide license to commercialize, sell and distribute over-the-counter pharmaceutical products incorporating the patented trans dermal drug delivery technology of its parent company, BioChemics, Inc.

In the first quarter of 2004, the company announced a 3 for 1 stock split. The Fund held 50,000 shares of common stock prior to the split and 150,000 shares after the split.

At December 31, 2004, the Fund owned 150,000 shares of the company’s common stock having a cost basis of $250,000.

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

Item 2. Properties

The Fund’s business activities are conducted from the offices of RENN Group, which offices are currently leased until July 31, 2005 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by RENN Group at its expense pursuant to the Advisory Agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

TRADING

The Fund’s common stock was previously traded on the Nasdaq National Market System (“NMS”) under the trading symbol RENN. As a result of the Fund’s inability to complete the audit of its financial statements and file its Form 10-K for the fiscal year ended December 31, 2003 in a timely manner (see “Item 3. Legal Proceedings”), in July 2004 the Fund’s common stock was delisted from NMS and is currently trading over-the-counter in the pink sheets.

The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported on Bloomberg.

	High	Low
Year ended December 31, 2004
First quarter	$18.65	$13.02
Second quarter	$17.75	$13.15
Third quarter	$13.25	$10.00
Fourth quarter	$14.90	$11.00

Year ended December 31, 2003
First quarter	$8.36	$6.75
Second quarter	$9.35	$6.80
Third quarter	$12.02	$9.15
Fourth quarter	$13.70	$11.51

NUMBER OF HOLDERS

As of December 31, 2004, there were approximately 524 record holders of the Fund’s common stock. This total does not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks.

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

At December 31, 2004, the Fund had declared a total of $12.08 per share in cash to its shareholders since inception in 1994. There is no assurance that the Fund will continue to make the distributions or cash payments described herein. Because the Fund may not earn the same return of capital in the future, the Fund may not continue to make distributions and cash payments as described herein.

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

Item 6. Selected Financial Data.

The following selected financial data for the period January 1, 2004 through December 31, 2004 is derived from the Fund’s audited Financial Statements and should be read in conjunction with the Fund’s Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The selected financial data for the periods ended December 31, 2000 through December 31, 2002 is unaudited.

	Selected Financial Data
	2004	2003	2002	2001	2000
Gross income (loss), including net realized gain (loss)	14,514,741	11,670,287	(2,856,608)	2,863,162	9,899,509
Net unrealized appreciation (depreciation) on investments	9,397,996	20,137,393	(8,380,055)	11,570,203	(1,507,015)
Net income (loss)	18,971,481	28,741,964	(12,837,439)	12,379,821	5,672,127
Net income (loss) per share	4.36	6.60	(2.94)	2.84	1.30
Total assets	117,387,109	101,866,011	55,592,067	82,092,106	66,244,970
Net assets	74,582,499	69,405,964	46,103,648	59,446,006	49,421,458
Net assets per share	17.14	15.95	10.59	13.63	11.33

	Selected Per Share Data
	2004	2003	2002	2001	2000
Investment income	0.15	0.46	0.13	0.19	0.43
Operation expenses	(1.12)	(0.70)	(0.36)	(0.45)	(0.64)
Interest expense	(0.02)	(0.01)	(0.01)	(0.03)	0.00
Net investment income (loss)	(0.98)	(0.25)	(0.24)	(0.29)	(0.21)
Tax return of capital	0.00	0.00	(0.10)	0.00	(0.03)

	Selected Per Share Data (Continued)
	2004	2003	2002	2001	2000
Distributions from net capital gains	(3.17)	(1.25)	0.00	(0.54)	(1.47)
Net realized gain (loss) on investments	3.18	2.22	(0.79)	0.47	1.89
Net increase (decrease) in unrealized appreciation of investments	2.16	4.64	(1.91)	2.66	(0.35)
Increase (decrease) in net asset value	1.19	5.36	(3.04)	2.30	(0.10)
Capital stock transactions	0.00	0.00	(0.02)	0.00	0.65
Effect of share change	0.00	0.00	0.02	0.00	(0.58)
Net Asset Value:
Beginning of year	15.95	10.59	13.63	11.33	11.43
End of year	17.14	15.95	10.59	13.63	11.33

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2004, the Fund invested $6,706,441 in eleven (11) new portfolio investments and invested an additional $3,080,516 in follow-on investments to seven (7) portfolio companies. Distributions made to investors in 2004 amounted to $13,794,946 or $3.17 per share, which was long-term capital gain. During 2004, gains were realized from the sale of securities of Bentley Pharmaceutical, Blue Rhino Corp., Capital Senior Living Corp., Flamel Technologies, Franklin Covey Company, I-Flow Corp., INET Technologies, Inc.,

Laserscope, Medical Action Industries, Inc., Poore Brothers, Inc., Stonepath Group, Inc., and from bankruptcy distributions from Voice It Worldwide, Inc. offset by realized losses taken on investments in CNE Group, Inc., Dexterity Surgical, Inc., and Fortune Natural Resources Corp. Net income for 2004 was $18,971,481 and net cash provided by operating activities was $7,462,832. The Fund issued no new shares for the dividend reinvestment plan, as dividend reinvestment shares were purchased in the open market. At December 31, 2004, the Fund had $37,278,871 in cash and cash equivalents and $3,775,871 in affiliated party receivable, offset with $3,697,461 in affiliated party liability, with $39,107,149 in other liabilities.  RENN Group believes that current cash and securities levels are sufficient to pay expenses as they come due and to make investments.

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

RESULTS OF OPERATIONS

2004 Compared to 2003

During the year ended December 31, 2004, the Fund made additional portfolio investments aggregating $9,786,957 compared to $9,062,799 in 2003. The Fund realized proceeds from the sale of investments in the amount of $19,289,611 compared to $17,794,507 in 2003. The Fund’s 2004 net income of $18,971,481 is due to a combination of a net investment loss of ($4,278,531), net unrealized appreciation on investments of $9,397,996, and net realized gain on investments of $13,852,016.

Interest income decreased 51.84% for the year in comparison to 2003. In 2003 the Fund received payment in kind of interest upon the reorganization of eOriginal, Inc. and interest accrued due to the SEC settlement offer. Dividend income decreased 84.94% to $184,522 in 2004 from $1,225,139 in 2003 due primarily to the 2003 dividends paid upon the reorganization of investments in eOriginal, Inc. and Integrated Security Systems, Inc. Commitment and other fee income increased to $126,326 in 2004 from $33,579 in 2003 primarily as a result of an increase in early conversion fees and due diligence fee income.

General and administrative expenses, including interest expense and legal fees, but excluding incentive and management fees, increased 68.23% to $983,616 in 2004 from $584,690 in 2003. Incentive fees increased 77.21%, $2,497,422 in 2004 compared to $1,409,318 in 2003 because there were greater net realized capital gains achieved on investments during 2004. Management fees increased to $1,460,218 in 2004 from $1,071,708 in 2003, an increase of 36.25% due to higher portfolio values. Net investment loss increased 297.53% to ($4,278,531)

in 2004 up from ($1,076,288) in 2003 due primarily to increased incentive fee expense in 2004, combined with an increase in management fees and legal and professional fees, and a decrease in interest and dividend income.

Net income decreased to $18,971,481 in 2004 from $28,741,964 in 2003. In 2004, the Fund had a net realized gain on investments of $13,852,016, compared to $9,680,859 in 2003. Likewise, the Fund experienced a decrease in net unrealized appreciation on investments to $9,397,996 in 2004, compared to the net unrealized appreciation on investments in 2003 of $20,137,393.

2003 Compared to 2002

During the year ended December 31, 2003, the Fund made additional portfolio investments aggregating $9,062,799 compared to $6,851,707 in 2002. The Fund realized proceeds from the sale of investments in the amount of $17,794,507 compared to $4,911,282 in 2002. The Fund’s realized net income of $28,741,964 is due to a combination of a net investment loss of ($1,076,288), net unrealized appreciation on investments of $20,137,393, and net realized gain on investments of $9,680,859.

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

Net income increased to $28,741,964 in 2003 from a net loss of ($12,837,439) in 2002.In 2003, the Fund had a net realized gain on investments of $9,680,859, compared to a net realized loss of ($3,429,593) in 2002. Likewise, the Fund experienced net unrealized appreciation on investments in the amount of $20,137,393 in 2003, compared to the net unrealized depreciation on investments in 2002 of ($8,380,055).

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

Item 9A. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the 1934 Act). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended December 31, 2004 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of Registrant.

Certain information included in this Item 10 is as of December 31, 2004.

Directors

Pursuant to the Fund’s Articles of Incorporation and Bylaws, the Board of Directors consists of five directors and is divided into three classes. Each class serves for a three-year term. The term of office of the Class One director was to expire at the annual meeting of shareholders to be held in 2004, the term of office of the Class Two directors was to expire at the annual meeting of shareholders to be held in 2005, and the term of office of the Class Three directors was to expire at the annual meeting of shareholders to be held in 2006.

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

Class One Director - Term was to Expire at 2004 Annual Meeting

Peter Collins, age 60, has been a financial and management consultant to closely-held businesses for the past ten years in the USA, the UK, and Europe, in areas of finance, start-ups, joint ventures, and mergers and acquisitions. He has advised companies in every segment of industry (including manufacturing, distribution, service, agriculture, construction, and multimedia) and in all stages of development (from start-up to bankruptcy). Mr. Collins was educated in England, where he received a B.Sc. in Civil Engineering from Liverpool University and an M.Sc. in Business Administration from The City University, London. He has served as a Class One Director since 1994.

Class Two Directors - Term Expires at 2005 Annual Meeting

Edward O. Boshell, Jr., age 70, is the retired Chairman of the Board and CEO of Columbia General Corporation and is a private investor.

Charles C. Pierce, Jr., age 70, is the retired Vice-Chairman of Dain Rauscher, Inc., and is a private investor.

Class Three Directors - Term Expires at 2006 Annual Meeting

Russell Cleveland, age 66, is the President, Chief Executive Officer, and Director of the Fund since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments in smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland is also the President, Chief Executive Officer, sole Director, and the majority shareholder of RENN Group, the investment adviser to the Fund. RENN Group is also the investment manager of Renaissance US Growth Investment Trust PLC (“RUSGIT”) and the investment adviser to BFS US Special Opportunities Trust PLC (“BFS US”), investment trusts listed on the London Stock Exchange. Mr. Cleveland also serves on the Boards of Directors of RUSGIT, BFS US, Tutogen Medical, Inc., Cover-All Technologies, Inc., Integrated Security Systems, Inc., and Digital Recorders, Inc.

Ernest C. Hill, age 64, has a broad background in convertible securities analysis with major NYSE brokerage firms and institutional investors. He specializes in computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to the Stanford School of Business, where he received an MBA, with honors, in Investment and Finance. Mr. Hill’s prior experience included service as Assistant Professor of Finance, Southern Methodist University and Associate Director of the Southwestern Graduate School of Banking.

The Board of Directors has determined that all of the Fund’s directors, other than Russell Cleveland, the President and Chief Executive Officer of the Fund, are independent directors. Certain information concerning the Fund’s directors is set forth below:

Name, Address* and Age	Position Held with Fund	Director’s Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Director- ships Held by Director

Peter Collins Age 60	Director	Class One Director since 1994. Term was to expire in 2004.	Consultant	1	None

Edward O. Boshell, Jr. Age 70	Director	Class Two Director since 1998. Term expires 2005.	Retired Chairman of the Board and CEO of Columbia General and private investor	1	None

Charles C. Pierce, Jr. Age 70	Director	Class Two Director since 2002. Term expires 2005.	Retired Vice-Chairman of Dain Rauscher and private investor	1	None

Ernest C. Hill Age 64	Director	Class Three Director since 1994. Term expires 2006.	Consultant	1	None

Interested Director:
Russell Cleveland(1) Age 66	President,Chief Executive Officer, and Director	Class Three Director since 1994. Term expires 2006	President & Chief Executive Officer of RENN Group	3	RUSGIT, BFSUS, Tutogen Medical, Inc., CaminoSoft Corp., Cover-All Technologies, Inc., Integrated Security Systems, Inc., and Digital Recorders, Inc.

*	The address of all such persons is c/o RENN Capital Group, Inc., 8080 North Central Expressway, Suite 210, LB-59, Dallas, Texas 75206.
(1)	Mr. Cleveland is also President and CEO of RENN Capital Group, Inc. See “Information About the Fund’s Officers and the Investment Advisor”.

Name of Director	Dollar Range* of Equity Securities in the Fund	Aggregate Dollar Range of Equity Securities in Funds in Fund Complex*
Edward O. Boshell, Jr.	over $100,000	over $100,000
Charles C. Pierce, Jr.	$10,001 to $50,000	$10,001 to $50,000
Ernest C. Hill	$0	$0
Peter Collins	$10,001 to $50,000	$10,001 to $50,000
Russell Cleveland	over $100,000	over $100,000

*	As of December 31, 2004

Committees and Meetings

The Board of Directors held thirty-one (31) meetings or executed consent actions in lieu of meetings during 2004, and each director attended or executed at least seventy-five per cent (75%) of these meetings and consent actions.

The Audit Committee

During 2004, the Audit Committee consisted of Ernest C. Hill, Chair, Peter Collins, Charles C. Pierce, Jr. and Edward O. Boshell, Jr., and held five (5) meetings. Edward O. Boshell, Jr. has been designated by the Board of Directors as the Audit Committee financial expert. The Audit Committee is comprised entirely of independent directors. The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Audit Committee’s primary duties and responsibilities are to:

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

Officers

Russell Cleveland, age 66, has served as President, Chief Executive Officer, and a Class Three director of the Fund since 1994. He has also served as the President, Chief Executive Officer, sole Director, and the majority shareholder of RENN Group since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland also serves on the Boards of Directors of Renaissance US Growth Investment Trust PLC, BFS US Special Opportunities Trust PLC, CaminoSoft Corp., Integrated Security Systems, Inc., Tutogen Medical, Inc., Digital Recorders, Inc., and Cover-All Technologies, Inc.

Barbe Butschek, age 50, has served as Secretary and Treasurer of the Fund since 1994. She currently serves as Senior Vice-President, Secretary and Treasurer of RENN Group and has served with RENN Group in various capacities since 1977.

Robert C. Pearson, age 69, has served as Vice President of the Fund since April 1997. He joined RENN Group in April 1997 and is Senior Vice-President - Investments. Mr. Pearson brought more than thirty years of experience to RENN Group’s corporate finance function. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice-President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with more than $40 million in revenues. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis, holding such positions as Vice-President - Controller and Vice-President - Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is a director of Digital

Learning Management Corp., eOriginal, Inc., CaminoSoft Corp., Laserscope, Simtek Corporation, and Advanced Power Technologies, Inc.

Scott E. Douglass, age 46, has served as a Vice President of the Fund since November 2004. He has worked for three sell-side firms in the roles of institutional sales and investment banking. Prior to that he was a commercial loan officer for the First National Bank of Boston and Fleet Financial Group which are now part of Bank of America. He holds a Masters Degree in Business Administration from the Olin Graduate School of Business at Babson College.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Fund's officers and directors and persons who own more than 10% of a registered class of the Fund's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. The Fund believes that during the fiscal year ended December 31, 2004, one late Section 16(a) filing relating to the Fund's Common Stock applicable to its officers, directors, and greater than 10% beneficial owners was made by Mr. Douglass.

Item 11. Executive Compensation.

Directors who are not employees of either the Fund or RENN Group receive a monthly fee of $1,500, plus $750 and out-of-pocket expenses for each quarterly valuation meeting attended. The Fund does not pay any fees to, or reimburse expenses of, its directors who are considered “interested persons” of the Fund. The aggregate compensation for the period from January 1 to December 31, 2004, that the Fund paid each director, and the aggregate compensation paid to each director for the most recently completed fiscal year by other funds to which RENN Group provided investment advisory services is set forth below:

Name of Director	Aggregate 2004 Compensation from Fund	Pension or Retirement Benefits Accrued as Part of Fund Expenses	Estimated Annual Benefits upon Retirement	Total 2004 Compensation from Fund and Fund Complex
Russell Cleveland (1)	$0	$0	$0	$0
Peter Collins	$20,250	$0	$0	$20,250
Ernest C. Hill	$41,080	$0	$0	$41,080
Edward O. Boshell, Jr.	$21,000	$0	$0	$21,000
Charles C. Pierce, Jr.	$20,250	$0	$0	$20,250

(1)	Mr. Cleveland is President and Chief Executive Officer of RENN Group. See “Information about the Fund’s Principal Officers and Investment Adviser - RENN Group.”

Officers of the Fund receive no compensation from the Fund. The Fund has never issued options or warrants to officers or directors of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Fund with respect to beneficial ownership of the Fund’s Common Stock as of December 31, 2004 (i) for all persons who are beneficial owners of 5% or more of the outstanding shares of the Fund’s Common Stock (ii) each director and nominee for director of the Fund, and (iii) all executive officers and directors of the Fund as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned Directly or Indirectly		Percent of Class
Russell Cleveland, President, Chief Executive Officer, and Director(1)	274,336	(2)	6.3%
Edward O. Boshell, Jr., Director	29,898	(3)	0.7%
Peter Collins, Director	2,480	(4)	0.1%
Charles C. Pierce, Jr., Director	2,035		0.0%
Ernest C. Hill, Director	0		0.0%
All directors and officers of the Fund as a group (8 persons)	320,611		7.4%

(1)	“Interested person,” as defined by the 1940 Act.
(2)	Consists of 24,231 shares owned by the Cleveland Family Limited Partnership and 250,105 shares owned by Renn Investment Limited Partnership.
(3)	Shares owned indirectly through Columbia General Investments, L.P.
(4)	Includes 130 shares owned by Hilary Collins, Mr. Collins’ spouse.

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

In 2004, the Fund incurred to RENN Group $1,460,218 as its management fee of which $966,640 was paid and $2,497,422 as its incentive fee of which $0 was paid. The Fund also received director’s fees from portfolio companies with respect to Mr. Cleveland’s and Mr. Pearson’s services as a director. Russell Cleveland and Barbe Butschek own 80% and 20%, respectively, of the Common Stock of RENN Group. The sole director of RENN Group is

Russell Cleveland. The Board of Directors has determined that the Advisers Agreement be construed in compliance with applicable provisions of the Advisers Act and the 1940 Act.

Item 14. Principal Accountant Fees and Services.

As disclosed in Item 9, Ernst & Young LLP was dismissed as the Fund’s auditor and did not complete the audit for the fiscal year ended December 31, 2003. KBA Group LLP was subsequently engaged in January 2006 to complete the audit, and therefore received no fees for professional services for the fiscal years ended December 31, 2003 and 2004.

The following table presents fees paid by the Fund for professional services rendered by Ernst & Young LLP for the fiscal years ended December 31, 2003 and 2004.

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fee	$56,000	$67,000
Audit-Related Fees	0	0
Tax Fees	2,000	0
All Other Fees	0	22,000
Total Fees	$58,000	$89,000

Audit Fees were for professional services rendered for the audit of the Fund’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. In March 2006, the Fund received a refund of $56,000 of the audit fees previously paid.

No Audit-Related Fees were paid by the Fund to Ernst & Young LLP for the fiscal years ended December 31, 2003 or 2004.

Tax Fees were for the preparation of income and excise tax returns.

All Other Fees were for services other than the services reported above. In fiscal 2003, these services included accounting consultations relating to a proposed rights offering.

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

Signature	Capacity in Which Signed	Date

/s/ Russell Cleveland		September 22, 2006
Russell Cleveland	Chairman, President and Director

/s/ Barbe Butschek		September 22, 2006
Barbe Butschek	Secretary and Treasurer

/s/ Ernest C. Hill		September 22, 2006
Ernest C. Hill	Director

/s/ Peter Collins		September 22, 2006
Peter Collins	Director

/s/ Edward O. Boshell, Jr.		September 22, 2006
Edward O. Boshell, Jr.	Director

/s/ Charles C. Pierce, Jr.		September 22, 2006
Charles C. Pierce, Jr.	Director

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent
Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities
December 31, 2004 and 2003	F-3

Schedules of Investments
December 31, 2004 and 2003	F-4 through F-15

Statements of Operations
Years ended December 31, 2004, 2003, and 2002	F-16
(unaudited and restated)

Statements of Changes in Net Assets
Years ended December 31, 2004, 2003, and 2002	F-17
(unaudited and restated)

Statements of Cash Flows
Years ended December 31, 2004, 2003, and 2002	F-18
(unaudited and restated)

Notes to Financial Statements	F-19 through F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Renaissance Capital Growth & Income Fund III, Inc.

We have audited the accompanying statements of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund") including the schedules of investments as of December 31, 2004 and 2003 and the related statements of operations, changes in net assets, cash flows and financial highlights for the years then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows and the financial highlights for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP
KBA Group LLP
Dallas, TX

July 17, 2006

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
December 31, 2004 and 2003

ASSETS
	2004	2003

Cash and cash equivalents	$37,278,871	$35,255,687
Investments at fair value, cost of $38,096,398 and $33,747,037 in 2004 and 2003, respectively	76,203,302	62,455,944
Accounts receivable-settlement with affiliate	3,775,872	3,775,872
Interest and dividend receivables, net of reserves	95,689	233,201
Prepaid and other assets	33,375	145,307
	$117,387,109	$101,866,011

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker	$27,001,414	$27,000,416
Accounts payable	51,477	57,273
Accounts payable - dividends	12,054,258	3,698,960
Accounts payable - affiliate	3,697,461	1,703,398
	42,804,610	32,460,047

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized 20,000,000 shares; 4,561,618 issued; 4,351,718 shares outstanding	4,561,618	4,561,618
Additional paid-in-capital	33,641,903	37,058,788
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	7,042	811,618
Net unrealized appreciation of investments	38,106,903	28,708,907
Net assets, equivalent to $17.14 and $15.95 per share at December 31, 2004 and 2003, respectively	74,582,499	69,405,964
	$117,387,109	$101,866,011

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2004 and 2003

	2004
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets
Eligible Portfolio Investments - Convertible Debentures and Promissory Notes

CaminoSoft Corp. - Promissory note (4)	7.00	07/19/06	$250,000	$250,000	0.33%

Digital Learning Management Corp. - Convertible debenture (2)	7.00	02/27/11	1,000,000	1,342,282	1.76

Hemobiotech, Inc. - Promissory note (2)	10.00	10/15/08	250,000	250,000	0.33

iLinc Communications, Inc. - Promissory note (2)	12.00	03/29/12	500,000	500,000	0.66

Integrated Security Systems, Inc. -
Promissory note (4)	8.00	09/30/05	525,000	525,000	0.69
Promissory note (4)	7.00	09/30/05	200,000	200,000	0.26

Simtek Corporation - Convertible debenture (2)	7.50	06/28/09	1,000,000	1,923,077	2.52

			$3,725,000	$4,990,359	6.55%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2004 and 2003

	2004
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets
Other Portfolio Investments - Convertible Debentures and Promissory Notes

Interpool, Inc. - Convertible debenture (2)	9.25	12/27/22	$375,000	$375,000	0.49%

			$375,000	$375,000	0.49%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2004 and 2003

	2004
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

CaminoSoft Corp. - Common stock	2,458,333	$4,875,000	$1,696,250	2.23
Common stock (2)	1,081,081	400,000	745,946	0.98

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	332,575	0.44
Series B, preferred stock (1)(3)	25,646	620,329	798,616	1.05
Series C, preferred stock (1)(3)	51,249	1,059,734	1,595,894	2.09
Series D, preferred stock (1)(3)	16,057	500,000	500,015	0.66

Gaming & Entertainment Group - Common stock (2)	500,000	500,000	210,000	0.28

Gasco Energy, Inc. - Common stock (2)	1,541,667	1,250,000	6,567,501	8.62

Global Axcess Corporation - Common stock (2)	4,766,667	1,261,667	1,716,000	2.25

Hemobiotech, Inc. - Common stock (2)	294,120	250,000	250,000	0.33

Integrated Security Systems, Inc. -
Common stock (2)	27,074,179	5,568,056	13,537,090	17.76
Series D, preferred stock (2)	187,500	150,000	112,500	0.15

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2004 and 2003

	2004
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Inyx, Inc. - Common stock (2)	300,000	300,000	417,000	0.55

Laserscope - Common stock	600,000	750,000	21,546,000	28.27

Poore Brothers, Inc. - Common stock (2)	1,507,791	1,544,294	5,262,191	6.91

PracticeXpert, Inc. - Common stock (2)	4,166,667	500,000	562,500	0.74

Simtek Corp. -
Common stock (2)	550,661	500,000	330,397	0.43
Common stock	1,000,000	195,000	600,000	0.79

Tarantella, Inc. - Common stock (2)	714,286	1,000,000	1,200,000	1.57

ThermoView Industries, Inc. - Common stock	234,951	563,060	122,175	0.16

Miscellaneous Securities		—	1,051,436	1.38

		$26,479,347	$59,154,086	77.63%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2004 and 2003

	2004
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

AdStar, Inc. - Common stock (2)	269,231	$350,000	$293,462	0.39%

Bovie Medical Corporation - Common stock (2)	300,000	525,000	762,000	1.00

Comtech Group, Inc. - Common stock (2)	480,000	840,000	1,435,200	1.88

Cybex International - Common stock (2)	145,000	478,500	593,050	0.78

Dave & Busters, Inc. - Common stock	100,000	653,259	2,020,000	2.65

iLinc Communications, Inc. (formerly EDT Learning, Inc.) - Common stock	48,266	27,033	22,685	0.03

Gasco Energy, Inc. - Common stock	750,000	639,105	3,195,000	4.19

i2 Telecom - Convertible Preferred (2)	500	500,000	500,000	0.66

Intrusion, Inc. - Common stock (2)	159,033	500,000	500,000	0.66

Medical Action Industries, Inc. - Common stock	20,100	237,209	395,970	0.52

PhotoMedex, Inc. - Common stock	70,000	176,400	189,000	0.25

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2004 and 2003

	2004
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Precis, Inc. - Common stock	200,700	1,372,417	533,862	0.70

Stonepath Group, Inc. - Common stock	131,240	246,000	157,488	0.21

Tarantella, Inc. - Common stock	202,762	186,541	340,640	0.45

US Home Systems, Inc. - Common stock	110,000	535,587	676,500	0.89

Vaso Active Pharmaceuticals, Inc. - Common stock	150,000	250,000	69,000	0.09
		7,517,051	11,683,857	15.33%
		$38,096,398	$76,203,302	100.00%

Allocation of Investments - Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (2)		$19,542,517	$39,385,196	51.69%
Unrestricted Securities		$10,706,611	$31,564,570	41.42%
Other Securities (5)		$7,847,270	$5,253,536	6.89%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2004 and 2003

	2003
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets
Eligible Portfolio Investments - Convertible Debentures and Promissory Notes

Dexterity Surgical, Inc. - Convertible debenture (2)	9.00	12/19/04	$1,316,282	$375,000	0.54%

iLinc Communications, Inc. (formerly EDT Learning, Inc.) - Convertible redeemable note (2)	12.00	03/29/12	500,000	500,000	0.72

Gasco Energy, Inc. - Convertible debenture (2)	8.00	10/15/08	625,000	1,333,334	1.92

Integrated Security Systems, Inc. -
Promissory notes (4)	8.00	09/30/04	525,000	525,000	0.76
Promissory notes (4)	7.00	10/01/04	200,000	200,000	0.29

Simtek Corporation - Convertible debenture	7.50	06/28/09	1,000,000	3,846,155	5.54

			$4,166,282	$6,779,489	9.77%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Included Miscellaneous Securities - securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2004 and 2003

	2003
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets
Other Portfolio Investments - Convertible Debentures and Promissory Notes

Interpool, Inc. - Convertible debenture (2)	9.25	12/27/22	$375,000	$375,000	0.54%

			$375,000	$375,000	0.54%

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2004 and 2003

	2003
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. - Common stock	63,450	$79,313	$843,885	1.22%

CaminoSoft Corp. -
Common stock	1,750,000	4,000,000	647,500	0.93
Common stock (2)	1,539,414	1,150,000	569,583	0.82
Common stock (2)	250,000	125,000	92,500	0.13

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	770,383	1.11
Series B, preferred stock (1)(3)	25,646	620,329	1,849,928	2.67
Series C, preferred stock (1)(3)	28,929	699,734	2,085,893	3.01
Series New C, preferred stock (1)(3)	22,319	360,000	360,000	0.52

Fortune Natural Resources Corp. - Common stock	1,262,394	500,500	138,863	0.20

Gasco Energy, Inc. - Common stock	250,000	250,000	320,000	0.46

Global Axcess, Inc. - Common stock (2)	1,400,000	350,000	504,000	0.73

Integrated Security Systems, Inc. -
Common stock (2)	24,164,301	4,973,166	8,940,791	12.88
Series D, preferred stock (2)	187,500	150,000	83,250	0.12

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2004 and 2003

	2003
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Inyx, Inc. - Common stock (2)	300,000	300,000	414,000	0.60

Laserscope - Common stock	1,200,000	1,500,000	18,708,000	26.95

Poore Brothers, Inc. - Common stock (2)	1,686,357	1,748,170	5,716,750	8.24

Simtek Corp. -
Common stock	1,000,000	195,000	1,200,000	1.73
Common stock - pvt placement (2)	550,661	500,000	660,793	0.95

ThermoView Industries, Inc. - Common stock	234,951	563,060	148,019	0.21

Miscellaneous Securities		—	898,497	1.29

		$22,756,479	$44,952,635	64.77%

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2004 and 2003

	2003
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

AdStar, Inc. - Common stock (2)	269,231	$350,000	$538,462	0.78%

Blue Rhino Corp. - Common stock	40,000	476,999	555,600	0.80

Capital Senior Living Corp - Common stock	57,100	146,335	335,748	0.48

CareerEngine Network, Inc. - Common stock (2)	125,000	250,000	66,250	0.10

Dave & Busters, Inc. - Common stock	100,000	653,259	1,268,000	1.83

EDT Learning, Inc. - Common stock	48,266	27,033	43,439	0.06

Flamel Technologies, Inc. - Common stock	50,000	360,143	1,339,500	1.93

Franklin Covey - Common stock	207,876	293,251	582,053	0.84

Gasco Energy, Inc. - Common stock	750,000	639,105	960,000	1.38

I-Flow Corporation - Common stock	50,000	117,043	696,000	1.00

Inet Technologies, Inc. - Common stock	46,600	237,275	559,200	0.81

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2004 and 2003

	2003
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Medical Action Industries, Inc. - Common stock	25,000	292,329	467,750	0.67

Precis, Inc. - Common stock	200,700	1,372,417	778,716	1.12

Stonepath Group, Inc. - Common stock	281,240	448,500	635,602	0.92

US Home Systems, Inc. - Common stock	110,000	535,587	1,221,000	1.76

Vaso Active Pharmaceuticals, Inc. - Common stock	50,000	250,000	301,500	0 .43
		6,449,276	10,348,820	14.91%
		$33,747,037	$62,455,944	89.99%

Allocation of Investments - Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (2)		$12,712,618	$20,169,713	29.06%
Unrestricted Securities		$13,937,149	$35,596,530	51.29%
Other Securities (5)		$7,097,270	$6,689,701	9.64%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
			(unaudited
			and restated)
Income:
Interest (1)	$351,877	$730,710	$473,903
Dividends	184,522	1,225,139	70,640
Commitment and other fees	126,326	33,579	28,442
	662,725	1,989,428	572,985

Expenses:
General and administrative (2)	346,552	338,418	484,121
Incentive fee to affiliate	2,497,422	1,409,318	-
Interest expense	70,931	64,852	61,071
Legal expense	566,133	181,420	109,927
Management fee to affiliate	1,460,218	1,071,708	945,657
	4,941,256	3,065,716	1,600,776
Net investment loss	(4,278,531)	(1,076,288)	(1,027,791)

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on investments	9,397,996	20,137,393	(8,380,055)
Net realized gain (loss) on investments	13,852,016	9,680,859	(3,429,593)
Net gain (loss) on investments	23,250,012	29,818,252	(11,809,648)

Net income (loss)	$18,971,481	$28,741,964	$(12,837,439)

Net income (loss) per share	$4.36	$6.60	$(2.94)

Weighted average shares outstanding	4,351,718	4,351,718	4,359,748

(1)	Includes $0, $183,254 and $195,330 from affiliate related settlement.
(2)	Includes $176,856, $125,400 and $83,443 expenses to affiliate.

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
			(unaudited
			and restated)
From operations:
Net investment loss	$(4,278,531)	$(1,076,288)	$(1,027,791)
Net realized gain (loss) on investments	13,852,016	9,680,859	(3,429,593)
Increase (decrease) in unrealized appreciation on investments	9,397,996	20,137,393	(8,380,055)
Net increase (decrease) in net assets resulting from operations	18,971,481	28,741,964	(12,837,439)

From distributions to stockholders:
Common dividends declared from realized gains	(13,794,946)	(5,439,648)	—
Tax return of capital	—	—	(435,171)
Net decrease in net assets resulting from distributions	(13,794,946)	(5,439,648)	(435,171)

From capital transactions:
Purchase of treasury stock	—	—	(69,747)
Net increase (decrease) in net assets resulting from capital transactions	—	—	(69,747)

Total increase (decrease) in net assets	5,176,535	23,302,316	(13,342,357)

Net assets:
Beginning of year	69,405,964	46,103,648	59,446,005
End of year	$74,582,499	$69,405,964	$46,103,648

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
			(unaudited
			and restated)
Cash flows from operating activities:
Net income (loss)	$18,971,481	$28,741,964	$(12,837,439)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(9,397,996)	(20,137,393)	8,380,055
Net realized (gain) loss on investments	(13,852,016)	(9,680,859)	3,429,593
(Increase) decrease in interest and dividend receivables	137,512	(204,792)	61,177
(Increase) receivable-settlement	—	(710,140)	(195,329)
(Increase) decrease in prepaid and other assets	111,932	(105,239)	(26,206)
Increase (decrease) in accounts payable	(5,796)	45,167	(1,366)
Increase in accounts payable - affiliate	1,994,063	1,228,248	39,666
Increase (decrease) in due to broker	998	17,999,253	(13,195,983)
Purchase of investments	(9,786,957)	(9,062,799)	(6,851,707)
Proceeds from sale of investments	19,289,611	17,794,507	4,911,282
Repayment of debentures	—	120,457	633,250
Net cash provided by (used in) operating activities	7,462,832	26,028,374	(15,653,007)

Cash flows from financing activities:
Purchase of treasury shares	—	—	(69,747)
Cash distributions	(5,439,648)	(1,740,688)	(435,171)

Net cash used in financing activities	(5,439,648)	(1,740,688)	(504,918)

Net increase (decrease) in cash and cash equivalents	2,023,184	24,287,686	(16,157,925)
Cash and cash equivalents at beginning of the year	35,255,687	10,968,001	27,125,926
Cash and cash equivalents at end of the year	$37,278,871	$35,255,687	$10,968,001

Cash paid during the year for interest	$70,931	$64,852	$61,071
Cash paid during the year for income/excise taxes	$6,041	$2,019	$1,671

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2004, 2003 and 2002 (unaudited and restated)

(1)	Organization and Business Purpose

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

Unaudited Financial Information and Restatements

The accompanying statements of operations, changes in net assets, and cash flows for the years ended December 31, 2002 are unaudited and restated (See Note 11). These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of the Fund’s management, the unaudited financial statements have been prepared on the same basis as the 2004 and 2003 audited financial statements and include all normal recurring adjustments necessary for a fair presentation of the Company’s results of operations and cash flows for the year then ended.

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
December 2004, 2003 and 2002 (unaudited and restated) (continued)

(2)	Summary of Significant Accounting Policies, continued

(d)	Federal Income Taxes

The Fund has elected the special income tax treatment available to “regulated investment companies” (“RIC”) under Subchapter M of the Internal Revenue Code (IRC) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund’s policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund’s taxable investment income to its shareholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund’s taxable investment income and long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund’s net assets as well as the amount of income available for distribution to shareholders.

(e)	Net income per share

Net income per share is based on the weighted average number of shares outstanding of 4,351,718 during 2004, 4,351,718 during 2003, and 4,359,748 during 2002.

(f)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as to the valuation of investments that effect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

(g)	Reclassifications

Certain reclassifications have been made to the 2002 financial statements in order for them to be in conformity with the 2004 presentation.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2004, 2003 and 2002 (unaudited and restated) (continued)

(3)	Due to Broker

The Fund conducts business with various brokers for its investment activities. The clearing and depository operations for the investment activities are performed pursuant to agreements with these brokers. Due to broker represents a margin loan payable to one of these brokers, which is secured by investments in securities maintained with the lending broker as collateral for the margin loan. Cash and cash equivalents related to the margin loan payable are held by the lending broker. The Fund is subject to credit risk to the extent the brokers are unable to deliver cash balances or securities, or clear security transactions on the Fund’s behalf. The Investment Adviser actively monitors the Fund’s exposure to these brokers and believes the likelihood of loss under those circumstances is remote.

(4)	Management and Incentive Fees and Reimbursement

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s Net Assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $1,460,218, $1,071,708, and $945,657 for 2004, 2003, and 2002, respectively, for such management fees.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year end. The Fund incurred $2,497,422, $1,409,318 and $0 during the years ended 2004, 2003, and 2002, respectively, for such incentive fees.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2004, 2003 and 2002 (unaudited and restated) (continued)

(4)	Management and Incentive Fees and Reimbursement, continued

•
The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $176,856, $125,400, and $83,443, for 2004, 2003, and 2002, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

As of December 31, 2004 and 2003, the Fund had an account payable to the Investment Advisor of $3,697,461 and $1,703,398, respectively, for the amount due for the fees and expense reimbursements above.

•
As explained in Note 10, the Investment Advisor resolved a dispute with the staff of the Securities and Exchange Commission involving the appropriate interpretation of section 205(b)(3) of the Advisors Act. As part of the settlement, the Investment Advisor agreed to pay $2,851,362 as a reduction of incentive fees for the period from inception through December 31, 2003. The actual incentive fee that would have been calculated under the agreed methodology for incentive fee from inception through December 31, 2003, was $3,388,269. The difference of $536,907 was reflected as additional incentive fee expense of $488,087 and $48,819 in 2003 and 2001, respectively. Because of the cumulative nature of the agreed methodology, the $536,907 served to reduce 2004 incentive fees. In accordance with Section 205(b)(3), the fees are not subject to repayment in a subsequent period and therefore were recorded as additional expense during 2003 and 2001 due to the uncertainty of incurring future incentive fees to be offset.

The Fund reported a receivable of $3,775,872 as of December 31, 2004 and 2003 to reflect the settlement which included interest income receivable of $924,510, of which $0, $183,254 and $195,330 was reflected as income during 2004, 2003, and 2002, respectively.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2004, 2003 and 2002 (unaudited and restated) (continued)

(5)	Eligible Portfolio Companies and Investments

(a)	Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at December 31, 2004 and 2003.

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

On a quarterly basis, the Investment Adviser prepares a valuation of the assets of the Fund subject to the approval of the Fund’s Board of Directors. The valuation principles are as follows:

o	The common stock of companies listed on an exchange, Nasdaq or in the over-the-counter market is valued at the closing price on the date of valuation.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2004, 2003 and 2002 (unaudited and restated) (continued)

(6)	Valuation of Investments, continued

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

As of December 31, 2004 and 2003, the net unrealized appreciation associated with investments held by the Fund was $38,106,903 and $28,708,907, respectively. As of December 31, 2004, the Fund had gross unrealized gains of $47,453,782 and gross unrealized losses of ($9,346,879). As of December 31, 2003, the Fund had gross unrealized gains of $39,158,308 and gross unrealized losses of ($10,449,401).

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2004, 2003 and 2002 (unaudited and restated) (continued)

(7)	Restricted Securities

As indicated on the schedule of investments as of December 31, 2004 and 2003, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (Note 6).

(8)	Purchase of Additional Shares

The Fund issued no shares in 2004 or 2003 under the dividend reinvestment plan.

(9)	Distributions to Shareholders

The tax character of distributions declared by the Fund was as follows:

2004 - Capital gain	$13,794,946

2003 - Capital gain	$5,439,648

2002 - Tax return of capital	$435,171

As of December 31, 2004 and 2003, the Fund was committed to disburse to stockholders $7,042 and $811,618 as a distribution of net capital gains realized during 2004 and 2003, respectively. These dividends were declared and paid in February 2005 and February and May 2004, respectively. The tax cost of securities is identical to the book cost.

(10)	Settlement with the Investment Advisor

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

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2004, 2003 and 2002 (unaudited and restated) (continued)

(10)	Settlement with the Investment Advisor, continued

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

Subsequent to previous issuance of financial statements for 2002, the Investment Advisor determined that the method used in valuing certain unregistered securities was inappropriate based upon changes in SEC guidelines. For this reason the unrealized gains on those securities was decreased by $174,422 for 2002.

Because of the changes in the Fund’s net assets resulting from the settlement with the SEC as disclosed herein and the revaluation of investments as disclosed above, the Fund recomputed the management fee explained in Note 4 resulting in an increase in management fees of $84,823 for 2003.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2004, 2003 and 2002 (unaudited and restated) (continued)

(11)	Restatements, continued

The effect of the SEC settlement disclosed herein, was reflected as a prior period adjustment. As such the effect of the adjustments in incentive fees were reported in prior years as though the agreed methodology had been in place since inception. Interest received by the Fund upon settlement was allocated to the years in which it was earned. The penalty received upon settlement was reflected in the year settlement was reached (2005).

The Fund reflected these adjustments retrospectively for 2002 as follows:

2002

Net loss as originally reported	$(12,773,524)

Increase in interest income	195,330

Decrease in net change in unrealized appreciation (depreciation) on investments	(174,422)

Increase in management fees	(84,823)

Net loss as restated	$(12,837,439)

Earnings per share for 2002 was adjusted as follows:

As previously reported	$(2.93)
Adjustment	(.01)
As restated	$(2.94)

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2004, 2003 and 2002 (unaudited and restated) (continued)

(12)	Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Advisor an incentive fee equal to 20% of the funds cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Advisor until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $9,490,756 and $7,831,661 as of December 31, 2004 and 2003, respectively.

(13)	Financial Highlights

Selected per share data and ratios for each share of common stock outstanding throughout the year ended December 31, 2004, and December 31, 2003 are as follows:

	2004	2003
Net asset value, beginning of year	$15.95	$10.59

Net investment loss	(.98)	(.24)
Net realized and unrealized gain (loss) on investments	5.34	6.85
Total return from investment operations	4.36	6.61

Distributions:
From net capital gains	(3.17)	(1.25)
Net asset value, end of year	$17.14	$15.95

Per share market value, end of year	$12.95	$13.39

Portfolio turnover rate	14.58%	18.10%

Annual return (a)	(3.29%)	70.36%

Ratio to average net assets (b):
Net investment loss	(5.52%)	(1.92%)
Expenses, excluding incentive fees	3.15%	2.95%
Expenses, including incentive fees	6.37%	5.47%

(a)	Annual return was calculated by comparing the common stock price on the first day of the year to the common stock price on the last day of the year.
(b)	Average net assets have been computed based on quarterly valuation

(14)     Selected Quarterly Data (Unaudited)

2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net investment loss	(527,546)	(570,707)	(373,977)	(2,806,301)
Net unrealized appreciation (depreciation)	10,292,651	(11,580,931)	(6,313,300)	16,999,576
Net realized gain (loss) on investments	14,163,079	(1,462,277)	258,022	893,192
Net income (loss)	23,928,184	(13,613,915)	(6,429,255)	15,086,467
Net income (loss) per share	5.50	(3.13)	(1.48)	3.47
Total shares outstanding	4,351,718	4,351,718	4,351,718	4,351,718

2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net investment income (loss)	1,090,632	(221,694)	(240,159)	(1,705,067)
Net unrealized appreciation (depreciation)	(7,408,956)	15,040,741	11,978,390	527,218
Net realized gain on investments	830,815	150,484	3,974,597	4,724,963
Net income (loss)	(5,487,507)	14,969,530	15,712,827	3,547,114
Net income (loss) per share	(1.26)	3.44	3.61	0.81
Total shares outstanding	4,351,718	4,351,718	4,351,718	4,351,718

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation[1]

3.2	Bylaws[2]

10.1	Dividend Reinvestment Plan[3]

10.2	Amendment No. 1 to Dividend Reinvestment Plan[4]

10.3	Investment Advisory Agreement[5]

10.4	Amendment No. 1 to Investment Advisory Agreement[6]

10.5	Custodial Agreement with The Frost National Bank[7]

14	Code of Ethics[8]

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[2]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[3]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[4]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[5]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[6]	Incorporated by reference from Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (File No. 001-11701).

[7]	Incorporated by reference from Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (File No. 001-11701).

[8]	Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission (File No. 001-11701).