Form 10-K
period 2005-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-09-22
CIK 919567

Securities and Exchange Commission
Washington, D. C. 20549

Form 10-K

Mark One
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 33-75758

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
(Exact name of Registrant as specified in its charter)

Texas	75-2533518
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 210, LB 59, 8080 North Central Expressway, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 891-8294

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

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

The Fund seeks to provide returns to shareholders through cash dividends of net investment income and through distributions of realized gains. Pursuant to its annual distribution policy, the Fund currently pays to its shareholders a minimum annual distribution of $0.40 per share, payable quarterly. Through December 31, 2005, the Fund had declared a total of $13.41 per share in cash to its shareholders since inception in 1994.

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

From inception through December 31, 2005, the Fund had made investments in seventy (70) different Portfolio Companies having an aggregate cost of $92,701,305. The Fund had active investments in twenty-seven (27) Portfolio Companies at December 31, 2005. The Fund does not focus on particular industry segments. Instead, the Fund makes investment decisions using a bottom-up analysis of the potential Portfolio Company, with no predetermined industry bias.

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

At December 31, 2005, the Fund’s investment assets were classified by amount as follows:

		Percentage
Classification	Value	Of Assets

Eligible Portfolio Investments	$55,225,509	88.5%
(including cash and cash equivalents)

Other Portfolio Investments	7,173,042	11.5%

	$62,398,551	100.0%

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

In the event the Fund elects to participate as a member of the Portfolio Company’s Board of Directors, either through advisory or full membership, the Fund’s nominee to the board will generally be selected from among the officers of RENN Group. When, at the discretion of RENN Group, a suitable nominee is not available from among its officers, RENN Group will select, as alternate nominees, outside consultants who have prior experience as an independent outside director of a public company. At December 31, 2005, officers of the Fund served as directors of seven of the Fund’s portfolio companies. The Fund makes available significant managerial assistance to its portfolio companies through participating in discussions with management and review of various management reports.

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

FUND PORTFOLIO INVESTMENTS

At December 31, 2005, the Fund had active investments in the following companies:

AdStar, Inc. (NASDAQ:ADST)
4553 Glencoe Avenue, Suite 325, Marina del Rey, CA 90292

AdStar, Inc. is a leading provider of remote advertising technology products and services to the classified advertising industry. AdStar transforms publishers’ websites into full service classified ad sales channels for their print and on-line classified ad departments.

At December 31, 2005, the Fund owned 269,231 shares of common stock in the company, having a cost basis of $350,000.

Advance Nanotech, Inc. (OTCBB:AVNA)
600 Lexington Avenue, 29th Floor, New York, New York 10022

Advance Nanotech, Inc. is working on the development and commercialization of nanotechnology. The company focuses its research on nano-enabled electronics, biopharma and materials. Advanced Nanotech has established relationships with academic institutions.

In the first quarter of 2005, the Fund acquired 165,000 shares of the company’s common stock and warrants to purchase 82,500 shares of the company’s common stock at $3.00 per share.

At December 31, 2005, the Fund owned 165,000 shares of common stock and warrants to purchase 82,500 shares of common stock. These securities have a cost basis of $330,000.

Bovie Medical Corporation (AMEX:BVX)
734 Walt Whitman Road, Melville, NY 11747

Bovie Medical Corporation manufactures, markets and develops medical products and related technologies. The company also manufactures a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery and for the placement of endotracheal tubes.

During the second quarter of 2005, the Fund acquired 100,000 shares of the company’s common stock. During the third quarter of 2005, the Fund acquired an additional 100,000 shares of the company’s common stock.

At December 31, 2005, the Fund owned 500,000 shares of common stock in the company, having a cost basis of $904,545.

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

At December 31, 2005, the Fund owned a warrant to purchase 4,587 shares of the company’s common stock at an exercise price of $4.36 per share.

CaminoSoft Corporation (OTC:CMSF)
600 North Hampshire Road, Suite 105, West Lake Village, CA 91361

CaminoSoft Corporation creates intelligent data storage and management infrastructures by facilitating data storage, retrieval, protection, and performance measurement and management.

At December 31, 2005, the Fund held a $250,000 promissory note. The Fund also owned 3,539,414 shares of common stock in the company having a basis of $5,275,000. Additionally, the Fund owned warrants to purchase 2,052,779 shares common at exercise prices ranging from $0.53 per share to $1.11 per share, with varying expiration dates, and options to purchase 120,700 shares common with strike prices ranging from $0.41 per share to $0.95 per share.

CNE Group, Inc. (AMEX:CNE)
200 West 57th Street, Suite 507, New York, NY 10019

CNE Group, Inc., through its subsidiaries, is a provider of solar-powered wireless communication solutions for the intelligent traffic systems market.

At December 31, 2005, the Fund owned warrants to purchase 125,000 shares of the company’s common stock with an exercise price of $3.00 per share.

Comtech Group, Inc. (Nasdaq:COGO)
Room 1001 Tower C Skyworth Building High-Tech Industrial Park Nanshan, Shenzhen, China 518057

Comtech Group, Inc. provides design solutions to telecom equipment, mobile device and consumer electronic manufacturers in China.

During the first quarter of 2005, the Fund declared a 1-for-2 reverse stock split. Immediately after the split, the Fund held 240,000 shares of common stock. During the second quarter of 2005, the Fund purchased 60,000 shares of the company’s common stock in the open market.

At December 31, 2005, the Fund held 300,000 shares of the company’s common stock, with a cost basis of $1,186,019.

eOriginal, Inc. (Private)
351 West Camden Street, Suite 800, Baltimore, MD 21201

eOriginal, Inc. has a patented process for creating, executing, storing and retrieving legal documents in an electronic format.

At December 31, 2005, the Fund owned 10,680 shares Series A Convertible Preferred Stock; 25,646 shares Series B Convertible Preferred Stock; 51,249 shares Series C Convertible Preferred Stock; 16,057 shares of the company’s Series D Convertible Preferred Stock; warrants to purchase 2,258 shares of Series A Convertible Preferred Stock at an exercise price of $16.12 per share and warrants to purchase 15,530 shares of common stock of the company at exercise prices ranging from $16.12 to $31.14 per share. The aggregate cost basis is $6,872,270.

Gaming & Entertainment Group, Inc. (OTC:GMEI)
6094 South Sandhill Road, Suite 400, Las Vegas, NV 89120

Gaming & Entertainment Group, Inc. designs and develops gaming systems, software, game content and networks. The company is a supplier of gaming systems and interactive electronic bingo games to the Native American gaming markets in the United States and Canada. The company’s gaming systems and game libraries are in amusement arcades, casinos, betting shops and bingo halls.

During the first quarter of 2005, the Fund received 112,500 shares of the company’s common stock because the company incurred a penalty related to its offering.

At December 31, 2005, the Fund owned 612,500 common shares having a cost of $550,625 and warrants to purchase 500,000 common shares at $1.50 per share.

Gasco Energy, Inc. (AMEX:GSX)
14 Inverness Drive East, Suite H-236, Englewood, CO 80112

Gasco Energy, Inc. is an oil and gas company whose focus is exploration and development of domestic natural gas properties located in the Rocky Mountain regions of Utah and Wyoming.

During the third quarter of 2005, the Fund sold 500,001 shares of the company’s common stock. During the fourth quarter of 2005, the Fund sold 249,999 shares of the company’s common stock.

At December 31, 2005, the Fund owned 1,541,667 shares of common stock (acquired via private placements) having a cost of $1,250,000. The fund also held options to buy 18,751 shares of the company’s common stock at exercise prices ranging from $1.00 to $2.15.

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

On April 28, 2005, the company declared a 1-for-5 reverse stock split. On May 17, 2005, Robert C. Pearson was appointed to the company’s board of directors.

At December 31, 2005, the Fund owned 953,333 shares of common stock having a cost basis of $1,261,667, and warrants to purchase 1,486,667 shares of common stock at prices ranging from $1.75 per share to $5.00 per share.

Hemobiotech, Inc. (OTCBB:HMBT)
14221 Dallas Parkway, Suite 1500, Dallas, TX 75254

Hemobiotech, Inc. is a biopharmaceutical company that develops blood substitutes. The company’s product, HemoTech, is an oxygen-carrying solution that performs like red blood cells.

In the third quarter of 2005, the Fund acquired 255,045 shares of the company’s common stock through the conversion of a promissory note.

At December 31, 2005, the Fund owned 549,165 shares of common stock and warrants to purchase 588,240 shares of common stock at $1.06. These securities had a cost basis of $520,347.

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

In the first quarter of 2005, the Fund bought 125 shares of the company’s 7% Series D convertible preferred stock for $118,750. The company also received warrants to purchase 78,125 shares of the company’s common stock.

At December 31, 2005, the Fund owned 625 shares of preferred stock convertible into 781,250 shares of common stock and warrants to purchase 390,625 shares of common stock at $0.96 per share. These securities had a cost basis of $618,750.

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

In the fourth quarter of 2005, the Fund sold 25,000 shares of the company’s common stock for a net loss of $9,000.

At December 31, 2005, the Fund owned a total of 23,266 shares of common stock having a cost basis of $13,908. In addition, the Fund owned a $500,000 12% Convertible Subordinated Note convertible into ILC common at a rate of $1.00 per share.

Information Intellect, Inc. (Private)
1351 Dividend Drive, Suite G, Marietta, GA 30067

Information Intellect, Inc. delivers enterprise asset management solutions through the integration of software applications and services. The company’s solutions enable customers to manage their asset portfolios to meet their strategic objectives such as improving cash flow, cutting capital and O&M expenditures, enhancing workforce productivity, reducing equipment downtime and measuring project/asset performance.

In the fourth quarter of 2005, the Fund bought 666,666 shares of the company’s Series A preferred stock for $999,999.

At December 31, 2005, the Fund owned 666,666 shares of Series A preferred stock convertible to common stock at $1.50 per share.

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

In the second quarter of 2005, the Fund bought a $175,000 promissory note and warrants to purchase 257,353 shares of common stock. The Fund also received common stock of the company as payment in kind for interest on 8% Promissory Notes owned by the Fund. The Fund received 143,108 shares of IZZI having an imputed cost of $41,885. The company incurred an extension fee related to previously issued notes and, as a result, the Fund received 19,079 shares of common stock. Finally, Russell Cleveland received his director’s fee in the form of 15,019 shares of common stock. He assigned those shares to the Fund.

In the third quarter of 2005, the Fund received common stock of the company as payment in kind for interest on 8% Promissory Notes owned by the Fund. The Fund received 63,016 shares of IZZI having an imputed cost of $15,112.

In the fourth quarter of 2005, the Fund received common stock of the company as payment in kind for interest on 8% Promissory Notes owned by the Fund. The Fund received 285,118 shares of IZZI having an imputed cost of $35,066. Russell Cleveland received his director’s fee in the form of 18,013 shares of IZZI common stock. He assigned those shares to the Fund. The Fund also bought a $500,000 promissory note. Finally, the Fund bought 3,120,000 shares of the company’s common stock.

At December 31, 2005, the Fund owned $900,000 of promissory notes, $500,000 of convertible promissory notes, 187,500 shares of 9% preferred stock, convertible at $0.80 per share, with a cost basis of $150,000, 30,737,482 shares of common stock with a cost basis of $5,846,422, options to purchase 41,034 shares of common stock with exercise prices ranging from $0.21 to $0.49 per share, warrants to purchase 257,353 shares of common stock at $0.34 per share and warrants to purchase 250,000 shares of common stock at exercise price of $0.40 per share.

Intrusion, Inc. (Nasdaq:INTZ)
1101 East Arapaho Road, Richardson, TX 75081

Intrusion, Inc. provides enterprise security products that help businesses protect critical information assets. The company’s products detect, analyze and respond to network- and host-based attacks. Intrusion’s products include intrusion detection and vulnerability assessment systems and modular, scalable, security appliances.

In the first quarter of 2005, the Fund converted its preferred stock into 159,033 shares of common stock. The Fund then sold that common stock for a net gain of $240,361.

At December 31, 2005, the Fund owned warrants to purchase 55,662 shares of common stock at $3.144 per share.

Inyx, Inc. (OTCBB:IYXI)
801 Brickell, 9th Floor, Miami, FL 33131

Inyx, Inc. is a developer and manufacturer of specialized drug delivery pharmaceutical products.

At December 31, 2005, the Fund owned 300,000 shares of the company’s common stock having a cost basis of $300,000, and owned 150,000 warrants to purchase common stock, with half being exercisable at $1.00 per share, and half being exercisable at $1.35 per share.

Laserscope (Nasdaq:LSCP)
3070 Orchard Drive, San Jose, CA 95134

Laserscope designs, manufactures, sells, and services on a worldwide basis an advanced line of medical laser systems and related energy delivery devices for the office, outpatient surgical center, and hospital markets.

During the first quarter of 2005, the Fund was issued options to buy 4,923 shares of the company’s common stock.

At December 31, 2005, the Fund owned 600,000 shares of common stock having a cost basis of $750,000, and options to purchase 30,000 shares at $4.19 per share, which were received by assignment from Robert Pearson, who earned the options as a member of the company’s Board of Directors.

Medical Action Industries, Inc. (Nasdaq:MDCI)
800 Prime Place, Hauppauge, NY 11788

Medical Action Industries, Inc. develops, manufactures, markets and distributes a variety of disposable surgical related products.

In the fourth quarter of 2005, the Fund sold 4,900 shares of common stock for a net gain of $45,155.

At December 31, 2005, the Fund owned a total of 20,100 shares of MDCI common stock having a cost basis of $237,209.

Metasolv, Inc. (Nasdaq:MSLV)
5556 Tennyson Parkway, Plano, TX 75024

Metasolv, Inc. provides order management and service fulfillment solutions to next generation communications providers. The company’s telecom business solution software integrates a communications provider’s business from network planning and engineering to operations and customer care. Metasolv operates offices in the United States, Latin America and England.

In the second quarter of 2005, the Fund bought 100,000 shares of common stock for $210,838.

At December 31, 2005, the Fund owned a total of 100,000 shares of MSLV common stock having a cost basis of $210,838.

PhotoMedex, Inc. (Nasdaq:PHMD)
147 Keystone Drive, Montgomeryville, PA 18936

PhotoMedex, Inc. manufactures excimer laser and fiber-optic systems used to treat dermatological conditions such as psoriasis, vitiligo, atopic dermatisitis and leukoderma. The company offers products and services on contract to dermatologists and hospitals. PhotoMedex develops skin health, haircare and wound care products based on its copper peptide technology.

At December 31, 2005, the Fund owned a total of 70,000 shares of PHMD common stock having a cost basis of $176,400.

PracticeXpert, Inc. (OTCBB:PXPT)
10833 Washington Boulevard, Culver City, CA 90232

PracticeXpert, Inc. provides healthcare technology and services to medical practitioners. The company’s services revolve around its hand-held patient encounter system, Pxpert, and include medical billing, transcription, collections, clinical trial accruals, contracting and practice management.

At December 31, 2005, the Fund owned 4,166,667 shares of common stock and warrants to purchase 4,166,667 shares of the company’s common stock at $0.30 per share, having a cost basis of $500,000.

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

During the second quarter of 2005, the Fund bought in the open market 471,983 shares of the company’s common stock.

During the third quarter of 2005, the Fund bought in the open market 127,317 shares of the company’s common stock.

At December 31, 2005, the Fund owned a total of 800,000 shares of the company’s common stock having a cost basis of $1,998,894.

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

In the second quarter of 2005, the Fund received warrants to purchase 66,666 shares of the company’s common stock at $0.50 per share.

In the fourth quarter of 2005, the Fund purchased 3,125,000 shares of the company’s common stock for $500,000.

At December 31, 2005, the Fund owned $1,000,000 in 7.5% convertible debentures having a conversion rate of $0.31 per share and 4,675,661 shares of common stock having a basis of $1,195,000. The Fund also owned warrants to purchase 316,666 shares, 125,000 of which are convertible at $1.50 per share, 125,000 at $1.25 per share and 66,666 at $0.50 per share. Finally, the fund held options to purchase 5,288 shares at $0.17 per share and options to purchase 9,188 shares at $1.16 per share.

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

At December 31, 2005, the Fund owned 110,000 shares of the company’s common stock having a cost basis of $535,587 or $4.87 per share.

Vaso Active Pharmaceuticals, Inc. (NASDAQ:VAPH)
99 Rosewood Drive, Suite 260, Danvers, MA 01923

Vaso Active Pharmaceuticals, Inc. holds the exclusive, worldwide license to commercialize, sell and distribute over-the-counter pharmaceutical products incorporating the patented trans dermal drug delivery technology of its parent company, BioChemics, Inc.

At December 31, 2005, the Fund owned 150,000 shares of the company’s common stock having a cost basis of $250,000.

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

Item 2. Properties

The Fund’s business activities are conducted from the offices of RENN Group, which offices are currently leased until November 30, 2010 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by RENN Group at its expense pursuant to the Advisory Agreement.

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

As part of the settlement of the SEC proceedings, the Investment Adviser agreed to pay $2,851,362 plus prejudgment interest of $924,509 and a fine of $100,000 to the Fund. The Investment Adviser satisfied this obligation in full as of December 8, 2005. The financial statements included as part of this Annual Report reflect all financial aspects of the settlement, including the fine which was paid and recorded in the Fund’s financial statements for 2005.

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

The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported on Bloomberg.

	High	Low

Year ended December 31, 2005
First quarter	$13.85	$11.25
Second quarter	$12.00	$10.40
Third quarter	$11.55	$10.70
Fourth quarter	$11.80	$10.32

Year ended December 31, 2004
First quarter	$18.65	$13.02
Second quarter	$17.75	$13.15
Third quarter	$13.25	$10.00
Fourth quarter	$14.90	$11.00

NUMBER OF HOLDERS

As of December 31, 2005, there were approximately 481 record holders of the Fund’s common stock. This total does not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks.

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

At December 31, 2005, the Fund had declared a total of $13.41 per share in cash to its shareholders since inception in 1994. There is no assurance that the Fund will continue to make the distributions or cash payments described herein. Because the Fund may not earn the same return of capital in the future, the Fund may not continue to make distributions and cash payments as described herein.

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

Item 6. Selected Financial Data.

The following selected financial data for the period January 1, 2005 through December 31, 2005 is derived from the Fund’s audited Financial Statements and should be read in conjunction with the Fund’s Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The selected financial data for the periods ended December 31, 2002 and 2001 is unaudited.

Selected Financial Data
	2005	2004	2003	2002	2001
Gross income (loss), including net realized gain (loss)	6,569,365	14,514,741	11,670,287	(2,856,608)	2,863,162
Net unrealized appreciation (depreciation) on investments	(19,537,884)	9,397,996	20,137,393	(8,380,055)	11,570,203
Net income (loss)	(16,023,666)	18,971,481	28,741,964	(12,837,439)	12,379,821
Net income (loss) per share	(3.60)	4.36	6.60	(2.94)	2.84
Total assets	62,548,375	117,387,109	101,866,011	55,592,067	82,092,106
Net assets	54,188,943	74,582,499	69,405,964	46,103,648	59,446,006
Net assets per share	12.14	17.14	15.95	10.59	13.63

Selected Per Share Data
	2005	2004	2003	2002	2001
Investment income	0.14	0.15	0.46	0.13	0.19
Operation expenses	(0.66)	(1.12)	(0.70)	(0.36)	(0.45)
Interest expense	(0.02)	(0.02)	(0.01)	(0.01)	(0.03)
Net investment loss	(0.54)	(0.98)	(0.25)	(0.24)	(0.29)
Tax return of capital	0.00	0.00	0.00	(0.10)	0.00
Distributions from net capital gains	(1.33)	(3.17)	(1.25)	0.00	(0.54)
Net realized gain (loss) on investments	1.33	3.18	2.22	(0.79)	0.47
Net increase (decrease) in unrealized appreciation of investments	(4.38)	2.16	4.64	(1.91)	2.66
Increase (decrease) in net asset value	(4.92)	1.19	5.36	(3.04)	2.30
Capital stock transactions	0.35	0.00	0.00	(0.02)	0.00
Effect of share change	(0.43)	0.00	0.00	0.02	0.00
Net Asset Value:
Beginning of year	17.14	15.95	10.59	13.63	11.33
End of year	12.14	17.14	15.95	10.59	13.63

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The primary purpose of the Fund is to provide capital to emerging growth public companies whose ability to service the securities is sufficient to provide income to the Fund and whose growth potential is sufficient to provide opportunity for long-term capital appreciation.

SOURCES OF OPERATING INCOME

The operating income for the Fund is investment income, either in the form of interest on debentures, dividends on stock, or interest on securities held pending investment in portfolio companies. The Fund also generates income through capital gains. Further, the Fund in some cases receives due diligence, commitment, and closing fees, as well as other similar types of revenue. Director’s compensation received by RENN Group (or its personnel) for services to a Portfolio Company on behalf of the Fund, is paid to the Fund.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2005, the Fund invested $2,043,338 in four (4) new portfolio investments and invested an additional $2,995,128 in follow-on investments in eight (8) portfolio companies. Distributions declared to investors in 2005 amounted to $5,931,273 or $1.33 per share, which was capital gain. During 2005, gains were realized from the sale of securities of Cybex International, Dave & Busters, Inc., Gasco Energy, Inc., Interpool, Inc., Intrusion, Inc., Poore Brothers, Inc., and from bankruptcy distributions from Dexterity Surgical, Inc. offset by realized losses taken on investments in Cybex International, Digital Learning Institute, iLink Communications, Inc., Stonepath Group, Inc., Tarantella, Inc., Thermoview Industries, Inc., and Advanced Refractive Technologies, Inc. (formally VisiJet, Inc). Net loss for 2005 was $(16,023,666) and net cash used in operating activities was $(16,604,357). The Fund issued 112,249 new shares pursuant to the dividend reinvestment plan in receipt of $1,561,383 in capital. Remaining dividend reinvestment shares were purchased in the open market. At December 31, 2005, the Fund had $8,396,052 in cash and cash equivalents, offset with $8,359,432 in liabilities.  RENN Group believes that current cash and securities levels are sufficient to pay expenses as they come due and to make investments.

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

RESULTS OF OPERATIONS

2005 Compared to 2004

During the year ended December 31, 2005, the Fund made additional portfolio investments aggregating $5,038,466 compared to $9,786,957 in 2004. The Fund realized proceeds from the sale of investments in the amount of $13,632,705 compared to $19,289,611 in 2004. The Fund’s 2005 net loss of $(16,023,666) is due to a combination of a net investment loss of $(2,417,103), net unrealized depreciation on investments of $(19,537,884), and net realized gain on investments of $5,931,321.

Interest income decreased 46.15% for the year in comparison to 2004. In 2005, the Fund realized a loss on interest receivable for Digital Learning and Advanced Refractive Technologies (formerly VisiJet), and there were fewer debt investments than in 2004. Dividend income during 2005 was $193,402 compared to $184,522 for 2004. Commitment and other fee income increased to $255,146 in 2005 from $126,326 in 2004 primarily as a result of the SEC Settlement Order with affiliate.

General and administrative expenses, including interest expense and legal fees, but excluding incentive and management fees, decreased 26.22%, from $983,616 in 2004 to $725,753 for 2005. Incentive fees decreased 51.29%, $1,216,467 in 2005 compared to $2,497,422 in 2004 because there were greater net realized capital gains achieved on investments during 2004. Management fees decreased to $1,112,927 in 2005 from $1,460,218 in 2004, a decrease of 23.78% due to lower portfolio values.

Net income of $18,971,481 in 2004 decreased to a net loss of $(16,023,666) in 2005. In 2005, the Fund had a net realized gain on investments of $5,931,321, compared to $13,852,016 in 2004. The Fund experienced a decrease in net unrealized appreciation on investments from $9,397,996 in 2004, compared to a net unrealized depreciation on investments in 2005 of $(19,537,884).

2004 Compared to 2003

During the year ended December 31, 2004, the Fund made additional portfolio investments aggregating $9,786,957 compared to $9,062,799 in 2003. The Fund realized proceeds from the sale of investments in the amount of $19,289,611 compared to $17,794,507 in 2003. The Fund’s realized net income of $18,971,481 is due to a combination of a net investment loss of $(4,278,531), net unrealized appreciation on investments of $9,397,996, and net realized gain on investments of $13,852,016.

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

General and administrative expenses, including interest expense and legal fees, but excluding incentive and management fees, increased 68.23% to $983,616 in 2004 from $584,690 in 2003. Incentive fees increased 171.10%, $2,497,422 in 2004 compared to $921,231 in 2003 because there were greater net realized capital gains achieved on investments during 2004. Management fees increased to $1,460,218 in 2004 from $1,071,708 in 2003, an increase of 36.25% due to higher portfolio values.

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

Item 9A. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the 1934 Act). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended December 31, 2005 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of Registrant.

Directors

Pursuant to the Fund’s Articles of Incorporation and Bylaws, the Board of Directors consists of five directors and is divided into three classes. Each class serves for a three-year term. The term of office of the Class One director was to have expired at the annual meeting of shareholders to have been held in 2004, the term of office of the Class Two directors was to have expired at the annual meeting of shareholders to have been held in 2005, and the term of office of the Class Three directors was to expire at the annual meeting of shareholders to be held in 2006.

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

Class One Director - Term was to have expired at the 2004 Annual Meeting

Peter Collins, age 61, has been a financial and management consultant to closely-held businesses for the past ten years in the USA, the UK, and Europe, in areas of finance, start-ups, joint ventures, and mergers and acquisitions. He has advised companies in every segment of industry (including manufacturing, distribution, service, agriculture, construction, and multimedia) and in all stages of development (from start-up to bankruptcy). Mr. Collins was educated in England, where he received a B.Sc. in Civil Engineering from Liverpool University and an M.Sc. in Business Administration from The City University, London. He has served as a Class One Director since 1994.

Class Two Directors - Term was to have expired at the 2005 Annual Meeting

Edward O. Boshell, Jr., age 71, is the retired Chairman of the Board and CEO of Columbia General Corporation and is a private investor.

Charles C. Pierce, Jr., age 71, is the retired Vice-Chairman of Dain Rauscher, Inc., and is a private investor.

Class Three Directors - Term Expires at 2006 Annual Meeting

Russell Cleveland, age 67, is the President, Chief Executive Officer, and Director of the Fund since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments in smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland is also the President, Chief Executive Officer, sole Director, and the majority shareholder of RENN Group, the investment adviser to the Fund. RENN Group is also the investment manager of Renaissance US Growth Investment Trust PLC (“RUSGIT”) and the investment adviser to BFS US Special Opportunities Trust PLC (“BFS US”), investment trusts listed on the London Stock Exchange. Mr. Cleveland also serves on the Boards of Directors of RUSGIT, BFS US, Tutogen Medical, Inc., Cover-All Technologies, Inc., Integrated Security Systems, Inc., and Digital Recorders, Inc.

Ernest C. Hill, age 65, has a broad background in convertible securities analysis with major NYSE brokerage firms and institutional investors. He specializes in computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to the Stanford School of Business, where he received an MBA, with honors, in Investment and Finance. Mr. Hill’s prior experience included service as Assistant Professor of Finance, Southern Methodist University and Associate Director of the Southwestern Graduate School of Banking.

The Board of Directors has determined that all of the Fund’s directors, other than Russell Cleveland, the President and Chief Executive Officer of the Fund, are independent directors. Certain information concerning the Fund’s directors is set forth below:

Name, Address(1) and Age	Positions Held with Fund	Director’s Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Director- ships Held by Director
Peter Collins Age 61	Director	Class One Director since 1994. Term was to have expired in 2004.	Consultant	1	None

Edward O. Boshell, Jr. Age 71	Director	Class Two Director since 1998. Term was to have expired in 2005.	Retired Chairman of the Board and CEO of Columbia General and private investor	1	None

Charles C. Pierce, Jr. Age 71	Director	Class Two Director since 2002. Term was to have expired in 2005.	Retired Vice-Chairman of Dain Rauscher and private investor	1	None

Ernest C. Hill Age 65	Director	Class Three Director since 1994. Term expires 2006.	Consultant	1	None

Interested Director:

Russell Cleveland(2) Age 67	President, Chief Executive Officer, and Director	Class Three Director since 1994. Term expires 2006	President & Chief Executive Officer of RENN Group	3	RUSGIT, BFSUS, Tutogen Medical, Inc., CaminoSoft Corp., Cover-All Technologies, Inc., Integrated Security Systems, Inc., Precis, Inc. and Digital Recorders, Inc.

(1) The address of all such persons is c/o RENN Capital Group, Inc., 8080 North Central Expressway, Suite 210, LB-59, Dallas, Texas 75206.
(2) Mr. Cleveland is also President and CEO of RENN Capital Group, Inc. See “Information About the Fund’s Officers and the Investment Advisor”

Name of Director	Dollar Range* of Equity Securities in the Fund	Aggregate Dollar Range of Equity Securities in Funds in Fund Complex*
Edward O. Boshell, Jr.	over $100,000	over $100,000
Charles C. Pierce, Jr.	$10,001 to $50,000	$10,001 to $50,000
Ernest C. Hill	$0	$0
Peter Collins	$10,001 to $50,000	$10,001 to $50,000
Russell Cleveland	over $100,000	over $100,000

* As of December 31, 2005

Committees and Meetings

The Board of Directors held fifteen (15) meetings or executed consent actions in lieu of meetings during 2005, and each director attended or executed at least seventy-five per cent (75%) of these meetings and consent actions.

The Audit Committee

During 2005, the Audit Committee consisted of Ernest C. Hill, Chair, Peter Collins, Charles C. Pierce, Jr. and Edward O. Boshell, Jr., and held six (6) meetings in 2005. Edward O. Boshell, Jr. has been designated by the Board of Directors as the Audit Committee financial expert. The Audit Committee is comprised entirely of independent directors. The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Audit Committee’s primary duties and responsibilities are to:

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

Officers

Russell Cleveland, age 67, has served as President, Chief Executive Officer, and a Class Three director of the Fund since 1994. He has also served as the President, Chief Executive Officer, sole Director, and the majority shareholder of RENN Group since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland also serves on the Boards of Directors of Renaissance US Growth Investment Trust PLC, BFS US Special Opportunities Trust PLC, CaminoSoft Corp., Integrated Security Systems, Inc., Tutogen Medical, Inc., Digital Recorders, Inc., and Cover-All Technologies, Inc.

Barbe Butschek, age 51, has served as Secretary and Treasurer of the Fund since 1994. She currently serves as Senior Vice-President, Secretary and Treasurer of RENN Group and has served with RENN Group in various capacities since 1977.

Robert C. Pearson, age 70, has served as Vice President of the Fund since April 1997. He joined RENN Group in April 1997 and is Senior Vice-President - Investments. Mr. Pearson brought more than thirty years of experience to RENN Group’s corporate finance function. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice-President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with more than $40 million in revenues. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis, holding such positions as Vice-President - Controller and Vice-President - Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is a director of Digital Learning Management Corp., eOriginal, Inc., CaminoSoft Corp., Laserscope, Simtek Corporation, and Advanced Power Technologies, Inc.

Scott E. Douglass, age 47, has served as a Vice President of the Fund since November 2004. He has worked for three sell-side firms in the roles of institutional sales and investment banking. Prior to that he was a commercial loan officer for the First National Bank of Boston and Fleet Financial Group which are now part of Bank of America. He holds a Masters Degree in Business Administration from the Olin Graduate School of Business at Babson College.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Fund's officers and directors and persons who own more than 10% of a registered class of the Fund's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. The Fund believes that during the fiscal year ended December 31, 2005, all Section 16(a) filings relating to the Fund's Common Stock applicable to its officers, directors, and greater than 10% beneficial owners were timely filed.

Item 11. Executive Compensation.

Directors who are not employees of either the Fund or RENN Group receive a monthly fee of $1,500, plus $750 and out-of-pocket expenses for each quarterly valuation meeting attended. The Fund does not pay any fees to, or reimburse expenses of, its directors who are considered “interested persons” of the Fund. The aggregate compensation for the period from January 1 to December 31, 2005, that the Fund paid each director, and the aggregate compensation paid to each director for the most recently completed fiscal year by other funds to which RENN Group provided investment advisory services is set forth below:
Name of Director	Aggregate 2005 Compensation from Fund	Pension or Retirement Benefits Accrued as Part of Fund Expenses	Estimated Annual Benefits upon Retirement	Total 2005 Compensation from Fund and Fund Complex
Russell Cleveland (1)	$0	$0	$0	$0
Peter Collins	$21,000	$0	$0	$21,000
Ernest C. Hill	$21,000	$0	$0	$21,000
Edward O. Boshell, Jr.	$21,000	$0	$0	$21,000
Charles C. Pierce, Jr.	$20,250	$0	$0	$20,250

(1)	Mr. Cleveland is President and Chief Executive Officer of RENN Group. See “Information about the Fund’s Principal Officers and Investment Adviser - RENN Group.”

Officers of the Fund receive no compensation from the Fund. The Fund has never issued options or warrants to officers or directors of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Fund with respect to beneficial ownership of the Fund’s Common Stock as of December 31, 2005 (i) for all persons who are beneficial owners of 5% or more of the outstanding shares of the Fund’s Common Stock (ii) each director and nominee for director of the Fund, and (iii) all executive officers and directors of the Fund as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned Directly or Indirectly	Percent of Class
Russell Cleveland, President, Chief Executive Officer, and Director(1)	334,650(2)	7.5%
Edward O. Boshell, Jr., Director	29,923(3)	0.7%
Peter Collins, Director	2,480(4)	0.1%
Charles C. Pierce, Jr., Director	2,165	0.0%
Ernest C. Hill, Director	0	0.0%
All directors and officers of the Fund as a group (8 persons)	381,080	8.5%

(1)	“Interested person” as defined by the 1940 Act.
(2)	Consists of 30,140 shares owned by the Cleveland Family Limited Partnership and 304,510 shares owned by Renn Investment Limited Partnership.
(3)	Shares owned indirectly through Columbia General Investments, L.P.
(4)	Includes 130 shares owned by Hilary Collins, Mr. Collins’ spouse.

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

In 2005, the Fund incurred to RENN Group $1,112,927 as its management fee of which $936,189 was paid and $1,216,467 as its incentive fee of which $0 was paid. The Fund also received director’s fees from portfolio companies with respect to Mr. Cleveland’s and Mr. Pearson’s services as a director. Russell Cleveland and Barbe Butschek own 80% and 20%, respectively, of the Common Stock of RENN Group. The sole director of RENN Group is Russell Cleveland. The Board of Directors has determined that the Advisers Agreement be construed in compliance with applicable provisions of the Advisers Act and the 1940 Act.

Item 14. Principal Accountant Fees and Services.

As disclosed in Item 9, Ernst & Young LLP was dismissed as the Fund’s auditor and did not complete the audit for the fiscal year ended December 31, 2003. KBA Group LLP was subsequently engaged in January 2006 to complete the audit, and therefore received no fees for professional services for the fiscal years ended December 31, 2005 and 2004.

The following table presents fees paid by the Fund for professional services rendered by Ernst & Young LLP for the fiscal years ended December 31, 2004 and 2005.

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees

Audit Fee	$0	$56,000
Audit-Related Fees	0	0
Tax Fees	10,380	2,000
All Other Fees	3,633	0
Total Fees	$14,013	$58,000

Audit Fees were for professional services rendered for the audit of the Fund’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. In March 2006, the Fund received a refund of $56,000 of the audit fees previously paid in 2004.

No Audit-Related Fees were paid by the Fund to Ernst & Young LLP for the fiscal years ended December 31, 2005 or 2004.

Tax Fees were for the preparation of income and excise tax returns.

All Other Fees were for services other than the services reported above. In fiscal year 2005, these services included accounting consultations relating to the proposed SEC Settlement Order.

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

1 Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).
2 Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

3 Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).
4 Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).
5 Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).
6 Incorporated by reference from Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (File No. 001-11701).
7 Incorporated by reference from Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (File No. 001-11701).
8 Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission (File No. 811-08376).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2006

Renaissance Capital Growth & Income Fund III, Inc. (Registrant)

By:	/s/ Russell Cleveland
Russell Cleveland, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.

Signature	Capacity in Which Signed	Date

/s/ Russell Cleveland		September 22, 2006
Russell Cleveland	Chairman, President and Director

/s/ Barbe Butschek		September 22, 2006
Barbe Butschek	Secretary and Treasurer

/s/ Ernest C. Hill		September 22, 2006
Ernest C. Hill	Director

/s/ Peter Collins		September 22, 2006
Peter Collins	Director

/s/ Edward O. Boshell, Jr.		September 22, 2006
Edward O. Boshell, Jr.	Director

/s/ Charles C. Pierce, Jr.		September 22, 2006
Charles C. Pierce, Jr.	Director

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent
Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities
December 31, 2005 and 2004	F-3

Schedules of Investments
December 31, 2005 and 2004	F-4 through F-14

Statements of Operations
Years ended December 31, 2005, 2004, and 2003	F-15

Statements of Changes in Net Assets
Years ended December 31, 2005, 2004, and 2003	F-16

Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003	F-17

Notes to Financial Statements	F-18 through F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Renaissance Capital Growth & Income Fund III, Inc.

We have audited the accompanying statements of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund") including the schedules of investments as of December 31, 2005 and 2004 and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2005, 2004 and 2003 and financial highlights for the years ended December 31, 2005 and 2004. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 and the financial highlights for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP
KBA Group LLP
Dallas, TX

July 17, 2006

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
December 31, 2005 and 2004

ASSETS
	2005	2004

Cash and cash equivalents	$8,396,052	$37,278,871
Investments at fair value, cost of $35,433,480 and
$38,096,398 in 2005 and 2004, respectively	54,002,499	76,203,302
Accounts receivable-settlement with affiliate	-	3,775,872
Interest and dividend receivables, net of reserves	48,226	95,689
Prepaid and other assets	101,598	33,375

	$62,548,375	$117,387,109

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker	$2,075,975	$27,001,414
Accounts payable	86,782	51,477
Accounts payable - dividends	4,145,686	12,054,258
Accounts payable - affiliate	2,050,989	3,697,461

	8,359,432	42,804,610

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized 20,000,000
shares; 4,673,867 and 4,561,618 issued; 4,463,967
and 4,351,718 shares outstanding	4,673,867	4,561,618
Additional paid-in-capital	32,681,024	33,641,903
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	-	7,042
Net unrealized appreciation of investments	18,569,019	38,106,903
Net assets, equivalent to $12.14 and $17.14 per share
at December 31, 2005 and 2004, respectively	54,188,943	74,582,499

	$62,548,375	$117,387,109

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2005 and 2004

	2005
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (4)	7.00	07/19/06	$250,000	$250,000	0.46%

iLinc Communications, Inc. -
Convertible promissory note (2)	12.00	03/29/12	500,000	500,000	0.93

Integrated Security Systems, Inc. -
Promissory note (4)	8.00	09/30/06	525,000	525,000	0.97
Promissory note (4)	7.00	09/30/06	200,000	200,000	0.37
Promissory note (4)	8.00	09/30/06	175,000	175,000	0.33
Convertible promissory note (2)	8.00	12/14/08	500,000	400,000	0.74

Simtek Corporation -
Convertible debenture	7.50	06/28/09	1,000,000	1,000,000	1.85

			$3,150,000	$3,050,000	5.65%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2005 and 2004

	2005
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

CaminoSoft Corp. -
Common stock	3,539,414	$5,275,000	$3,433,232	6.36

eOriginal, Inc. -
Series A, preferred stock (1)(2)(3)	10,680	4,692,207	332,575	0.62
Series B, preferred stock (1)(2)(3)	25,646	620,329	798,616	1.48
Series C, preferred stock (1)(2)(3)	51,249	1,059,734	1,595,894	2.96
Series D, preferred stock (1)(2)(3)	16,057	500,000	500,015	0.93

Gaming & Entertainment Group -
Common stock (2)	612,500	550,625	79,625	0.15

Gasco Energy, Inc. -
Common stock	1,541,667	1,250,000	10,067,086	18.64

Global Axcess Corporation -
Common stock (2)	953,333	1,261,667	1,134,466	2.10

Hemobiotech, Inc. -
Common stock (2)	549,165	520,347	1,180,705	2.19

Information Intellect -
Common stock (1)(2)(3)	666,666	999,999	999,999	1.85

Integrated Security Systems, Inc. -
Common stock (2)	30,737,482	5,846,422	6,147,496	11.38
Series D, preferred stock (2)	187,500	150,000	45,000	0.08

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2005 and 2004

	2005
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Inyx, Inc. -
Common stock (2)	300,000	300,000	564,000	1.04

Laserscope -
Common stock	600,000	750,000	13,476,000	24.95

PracticeXpert, Inc. -
Common stock (2)	4,166,667	500,000	108,333	0.20

Simtek Corp. -
Common stock	1,550,661	695,000	449,692	0.83
Common stock (2)	3,125,000	500,000	906,250	1.68

Miscellaneous Securities		-	1,960,473	3.63

		$25,471,330	$43,779,457	81.07%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2005 and 2004

	2005
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AdStar, Inc. -
Common stock (2)	269,231	$350,000	$600,385	1.11%

Advance Nanotech, Inc. -
Common stock (2)	165,000	330,000	341,550	0.63

Bovie Medical Corporation -
Common stock (2)	500,000	904,545	1,490,000	2.76

Comtech Group, Inc. -
Common stock (2)	300,000	1,186,019	1,863,000	3.45

i2 Telecom -
Convertible Preferred (2)	625	618,750	50,781	0.10

iLinc Communications, Inc. -
Common stock	23,266	13,908	6,282	0.01

Medical Action Industries, Inc. -
Common stock	20,100	237,209	410,844	0.76

Metasolv, Inc. -
Common stock	100,000	210,838	290,000	0.54

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2005 and 2004

	2005
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

PhotoMedex, Inc. -
Common stock	70,000	176,400	120,400	0.22

Precis, Inc. -
Common stock	800,000	1,998,894	1,232,000	2.28

US Home Systems, Inc. -
Common stock	110,000	535,587	701,800	1.30

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	66,000	0.12

		6,812,150	7,173,042	13.28%

		$35,433,480	$54,002,499	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$14,018,375	$15,411,591	28.54%
Unrestricted Securities		$12,392,836	$31,253,336	57.87%
Other Securities (5)		$9,022,269	$7,337,572	13.59%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2005 and 2004

	2004
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (4)	7.00	07/19/06	$250,000	$250,000	0.33%

Digital Learning, Inc. -
Convertible debenture (2)	7.00	02/27/11	1,000,000	1,342,282	1.76

Hemobiotech, Inc. -
Promissory note (2)	10.00	10/15/08	250,000	250,000	0.33

iLinc Communications, Inc. -
Convertible promissory note (2)	12.00	03/29/12	500,000	500,000	0.66

Integrated Security Systems, Inc. -
Promissory note (4)	8.00	09/30/05	525,000	525,000	0.69
Promissory note (4)	7.00	09/30/05	200,000	200,000	0.26

Simtek Corporation -
Convertible debenture (2)	7.50	06/28/09	1,000,000	1,923,077	2.52

			$3,725,000	$4,990,359	6.55%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2005 and 2004

	2004
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets
Other Portfolio Investments -
Convertible Debentures and
Promissory Notes

Interpool, Inc. -
Convertible debenture (2)	9.25	12/27/22	$375,000	$375,000	0.49%

			$375,000	$375,000	0.49%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2005 and 2004

	2004
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

CaminoSoft Corp. -
Common stock	2,458,333	$4,875,000	$1,696,250	2.23%
Common stock (2)	1,081,081	400,000	745,946	0.98

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	332,575	0.44
Series B, preferred stock (1)(3)	25,646	620,329	798,616	1.05
Series C, preferred stock (1)(3)	51,249	1,059,734	1,595,894	2.09
Series D, preferred stock (1)(3)	16,057	500,000	500,015	0.66

Gaming & Entertainment Group -
Common stock (2)	500,000	500,000	210,000	0.28

Gasco Energy, Inc. -
Common stock (2)	1,541,667	1,250,000	6,567,501	8.62

Global Axcess Corporation -
Common stock (2)	4,766,667	1,261,667	1,716,000	2.25

Hemobiotech, Inc. -
Common stock (2)	294,120	250,000	250,000	0.33

Integrated Security Systems, Inc. -
Common stock (2)	27,074,179	5,568,056	13,537,090	17.76
Series D, preferred stock (2)	187,500	150,000	112,500	0.15

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2005 and 2004

	2004
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Inyx, Inc. -
Common stock (2)	300,000	300,000	417,000	0.55

Laserscope -
Common stock	600,000	750,000	21,546,000	28.27

Poore Brothers, Inc. -
Common stock (2)	1,507,791	1,544,294	5,262,191	6.91

PracticeXpert, Inc. -
Common stock (2)	4,166,666	500,000	562,500	0.74

Simtek Corp. -
Common stock (2)	550,661	500,000	330,397	0.43
Common stock	1,000,000	195,000	600,000	0.79

Tarantella, Inc. -
Common stock (2)	714,286	1,000,000	1,200,000	1.57

ThermoView Industries, Inc. -
Common stock	234,951	563,060	122,175	0.16

Miscellaneous Securities		-	1,051,436	1.38

		$26,479,347	$59,154,086	77.63%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2005 and 2004

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
December 31, 2005 and 2004

	2004
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Precis, Inc. -
Common stock	200,700	1,372,417	533,862	0.70

Stonepath Group, Inc. -
Common stock	131,240	246,000	157,488	0.21

Tarantella, Inc. -
Common stock	202,762	186,541	340,640	0.45

US Home Systems, Inc. -
Common stock	110,000	535,587	676,500	0.89

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	69,000	0.09

		7,517,051	11,683,857	15.33

		$38,096,398	$76,203,302	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$19,542,517	$39,385,196	51.69%
Unrestricted Securities		$10,706,611	$31,564,570	41.42%
Other Securities (5)		$7,847,270	$5,253,536	6.89%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

Income:
Interest (1)	$189,496	$351,877	$730,710
Dividends	193,402	184,522	1,225,139
Commitment and other fees	255,146	126,326	33,579
	638,044	662,725	1,989,428

Expenses:
General and administrative (2)	336,601	346,552	338,418
Incentive fee to affiliate	1,216,467	2,497,422	1,409,318
Interest expense	93,847	70,931	64,852
Legal expense	295,305	566,133	181,420
Management fee to affiliate	1,112,927	1,460,218	1,071,708
	3,055,147	4,941,256	3,065,716

Net investment loss	(2,417,103)	(4,278,531)	(1,076,288)

Realized and unrealized gain (loss) on
investments:
Net change in unrealized appreciation
(depreciation) on investments	(19,537,884)	9,397,996	20,137,393
Net realized gain on investments	5,931,321	13,852,016	9,680,859

Net gain (loss) on investments	(13,606,563)	23,250,012	29,818,252

Net income (loss)	$(16,023,666)	$18,971,481	$28,741,964

Net income (loss) per share	$(3.60)	$4.36	$6.60

Weighted average shares outstanding	4,454,613	4,351,718	4,351,718

(1)	Includes $0, $0 and $183,254 from affiliate related settlement.
(2)	Includes $386,809, $176,856 and $125,400 expenses to affiliate.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

From operations:
Net investment loss	$(2,417,103)	$(4,278,531)	$(1,076,288)
Net realized gain on investments	5,931,321	13,852,016	9,680,859
Increase (decrease) in unrealized
appreciation on investments	(19,537,884)	9,397,996	20,137,393

Net increase (decrease) in net assets
resulting from operations	(16,023,666)	18,971,481	28,741,964

From distributions to stockholders:
Common dividends declared from
realized gains	(5,931,273)	(13,794,946)	(5,439,648)

From capital transactions:
Sale of common stock	1,561,383	-	-

Total increase (decrease) in net assets	(20,393,556)	5,176,535	23,302,316

Net assets:
Beginning of year	74,582,499	69,405,964	46,103,648

End of year	$54,188,943	$74,582,499	$69,405,964

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(16,023,666)	$18,971,481	$28,741,964
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
Net change in unrealized (appreciation)
depreciation on investments	19,537,884	(9,397,996)	(20,137,393)
Net realized gain on investments	(5,931,321)	(13,852,016)	(9,680,859)
(Increase) decrease in interest and
dividend receivables	47,463	137,512	(204,792)
(Increase) decrease receivable-settlement	3,775,872	-	(710,140)
(Increase) decrease in prepaid
and other assets	(68,223)	111,932	(105,239)
Increase (decrease) in accounts payable	35,306	(5,796)	45,167
Increase (decrease) in accounts payable -
affiliate	(1,646,472)	1,994,063	1,228,248
Increase (decrease) in due to broker	(24,925,439)	998	17,999,253
Purchase of investments	(5,038,466)	(9,786,957)	(9,062,799)
Proceeds from sale of investments	13,632,705	19,289,611	17,794,507
Repayment of debentures	-	-	120,457

Net cash provided by (used in)
operating activities	(16,604,357)	7,462,832	26,028,374

Cash flows from financing activities:
Sale of common stock	1,561,383	-	-
Cash distributions	(13,839,845)	(5,439,648)	(1,740,688)

Net cash used in financing activities	(12,278,462)	(5,439,648)	(1,740,688)

Net increase (decrease) in cash
and cash equivalents	(28,882,819)	2,023,184	24,287,686
Cash and cash equivalents at
beginning of the year	37,278,871	35,255,687	10,968,001
Cash and cash equivalents at
end of the year	$8,396,052	$37,278,871	$35,255,687

Cash paid during the year for interest	$93,847	$70,931	$64,852
Cash paid during the year for
income/excise taxes	$6,824	$6,041	$2,019

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2005, 2004 and 2003

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

The Fund has elected the special income tax treatment available to “regulated investment companies” (“RIC”) under Subchapter M of the Internal Revenue Code (“IRC”) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund’s policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund’s taxable investment income to its shareholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund’s taxable investment income and long-term capital gains within the defined period under the IRC to

(2)	Summary of Significant Accounting Policies, continued

qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund’s net assets as well as the amount of income available for distribution to shareholders.

(e)	Net income per share

Net income per share is based on the weighted average number of shares outstanding of 4,454,613 during 2005, 4,351,718 during 2004 and 2003.

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

(4)	Management and Incentive Fees and Reimbursement

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Advisory Agreement (the Agreement), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

(4)	Management and Incentive Fees and Reimbursement, continued

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s Net Assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $1,112,927, $1,460,218, and $1,071,708 for 2005, 2004, and 2003, respectively, for such management fees.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year end. The Fund incurred, $1,216,467, $2,497,422 and $1,409,318 during the years ended 2005, 2004, and 2003, respectively, for such incentive fees.

•
The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $386,809, $176,856, and $125,400, for 2005, 2004, and 2003, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

As of December 31, 2005 and 2004, the Fund had an account payable to the Investment Advisor of $2,050,989 and $3,697,461, respectively, for the amount due for the fees and expense reimbursements above.

•
As explained in Note 10, the Investment Advisor resolved a dispute with the staff of the Securities and Exchange Commission involving the appropriate interpretation of section 205(b)(3) of the Advisors Act. As part of the settlement, the Investment Advisor agreed to pay $2,851,362 as a reduction of incentive fees for the period from inception through December 31, 2003. The actual incentive fee that would have been calculated under the agreed methodology for incentive fee from inception through December 31, 2003, was $3,388,269. The difference of $536,907 was reflected as additional incentive fee expense of $488,087 and $48,819 in 2003 and 2001, respectively. Because of the cumulative nature of the agreed methodology, the $536,907 served to reduce incentive fees during 2005. In accordance with Section 205(b)(3), the fees are not subject to repayment in a subsequent period and therefore were recorded as additional expense during 2003 and 2001 due to the uncertainty of incurring future incentive fees to be offset.

The Fund reported a receivable of $3,775,872 as of December 31, 2004 to reflect the settlement which included interest income receivable of $924,510, of which $183,254 was reflected as income during 2003. The receivable was collected in 2005.

(5)	Eligible Portfolio Companies and Investments

(a)	Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act atleast 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at December 31, 2005 and 2004.

(b)	Investments

Investments are carried in the statements of assets and at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund’s Board of Directors. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities is generally payable monthly.

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

As of December 31, 2005 and 2004, the net unrealized appreciation associated with investments held by the Fund was $18,569,019 and $38,106,903, respectively. As of December 31, 2005, the Fund had gross unrealized gains of $28,008,507 and gross unrealized losses of $(9,439,488). As of December 31, 2004, the Fund had gross unrealized gains of $47,453,782 and gross unrealized losses of $(9,346,879).

(7)	Restricted Securities

As indicated on the schedule of investments as of December 31, 2005 and 2004, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (Note 6).

(8)	Purchase of Additional Shares

During 2005, the Fund issued 112,249 new shares pursuant to the dividend reinvestment plan in receipt of $1,561,383. Remaining dividend reinvestment shares were purchased in the open market. The Fund issued no shares in 2004 under the dividend reinvestment plan.

(9)	Distributions to Shareholders

The tax character of distributions declared by the Fund was as follows:

2005 - Capital gain	$5,931,273

2004 - Capital gain	$13,794,946

2003 - Capital gain	$5,439,648

As of December 2004, the Fund was committed to disburse to stockholders $7,042 as a distribution of net capital gains realized during 2004. These dividends were declared and paid in February 2005. The tax cost of securities is identical to the book cost.

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

In summary, the dispute concerned the definition of the wording of the incentive fee calculation in with the Investment Adviser’s Act of 1940 (the “Advisers Act”). Under Section 205(b)(3) of the Advisers Act, a performance fee may be earned. The Investment Adviser, for many years, believed the word “capital” referred to the Fund’s shareholders equity as a whole. In 2004, the SEC informed the Investment Adviser that capital depreciation in the formula referred only to unrealized capital losses on marketable securities in the portfolio and therefore the calculations in previous years were incorrect.

(10)	Settlement with the Investment Advisor, continued

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

The effect of the SEC settlement, was reflected retroactively. As such the effect of the adjustments in incentive fees were reported in prior years as though the agreed methodology had been in place since inception. Interest received by the fund upon settlement was allocated to the years in which it was earned. The penalty received upon settlement was reflected in the year settlement was reached (2005).

(11)	Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Advisor an incentive fee equal to 20% of the funds cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Advisor until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $5,509,555 and $9,447,335 as of December 31, 2005 and 2004, respectively.

(12)	Financial Highlights

Selected per share data and ratios for each share of common stock outstanding throughout the year ended December 31, 2005 and 2004 are as follows:

	2005	2004

Net asset value, beginning of year	$17.14	$15.95
Effect of share change	(.43)	-

Net investment loss	(.54)	(.98)
Net realized and unrealized gain (loss) on investments	(3.05)	5.34

Total return from investment operations	(3.59)	4.36

Distributions:
From net realized gains on investments	(1.33)	(3.17)

Contributions:
From sale of common stock	.35	-

Net asset value, end of year	$12.14	$17.14

Per share market value, end of year	$11.00	$12.95

Portfolio turnover rate	8.30%	14.58%

Annual return (a)	(15.06)%	3.29%

Ratio to average net assets (b):
Net investment loss	(3.81)%	(5.52)%
Expenses, excluding incentive fees	2.90%	3.15%
Expenses, including incentive fees	4.82%	6.37%

(a)	Annual return was calculated by comparing the common stock price on the first day of the year to the common stock price on the last day of the year.

(b)	Average net assets have been computed based on quarterly valuations.

(13)	Selected Quarterly Data (Unaudited)

2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net investment income (loss)	(336,818)	(230,638)	(484,802)	(1,364,845)
Net unrealized appreciation (depreciation)	(17,259,989)	908,112	583,607	(3,769,614)
Net realized gain (loss) on investments	4,093,083	96,312	1,304,189	437,737
Net income (loss)	(13,503,724)	773,786	1,402,994	(4,696,722)
Net income (loss) per share	(3.03)	0.17	0.31	(1.05)
Total shares outstanding	4,463,967	4,463,967	4,463,967	4,463,967

2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net investment income (loss)	(527,546)	(570,707)	(373,977)	(2,806,301)
Net unrealized appreciation (depreciation)	10,292,651	(11,580,931)	(6,313,300)	16,999,576
Net realized gain (loss) on investments	14,163,079	(1,462,277)	258,022	893,192
Net income (loss)	23,928,184	(13,613,915)	(6,429,255)	15,086,467
Net income (loss) per share	5.50	(3.13)	(1.48)	3.47
Total shares outstanding	4,351,718	4,351,718	4,351,718	4,351,718

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation[1]

3.2	Bylaws[2]

10.1	Dividend Reinvestment Plan[3]

10.2	Amendment No. 1 to Dividend Reinvestment Plan[4]

10.3	Investment Advisory Agreement[5]

10.4	Amendment No. 1 to Investment Advisory Agreement[6]

10.5	Custodial Agreement with The Frost National Bank[7]

14	Code of Ethics[8]

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________________________
1 Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

2  Incorporatedby reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994  (Registration No. 33-75758).

3 Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

4 Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

5 Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

6 Incorporated by reference from Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (File No. 001-11701).

7Incorporated by reference from Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (File No. 001-11701).

8 Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission (File No. 001-11701).