Form 10-Q
period 2006-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-11-06
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ________ .

Commission file number: 0-20671

Renaissance Capital Growth & Income Fund III, Inc.
(Exact name of registrant as specified in its charter)

TX	75-2533518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8080 N. Central Expressway, Suite 210, LB-59, Dallas, TX 75206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 214-891-8294

None
(Former name, former address and former fiscal year
if changed since last report)
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐      No ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer  ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑.

As of September 30, 2006, the issuer had 4,463,967 shares of common stock outstanding.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

ASSETS

	March 31, 2006	December 31, 2005

Cash and cash equivalents	$4,401,248	$8,396,052
Investments at fair value, cost of $35,933,826
and $35,433,480 at March 31, 2006 and
December 31, 2005, respectively	54,277,195	54,002,499
Interest and dividends receivable	165,872	48,226
Prepaid and other assets	26,748	101,598

	$58,871,063	$62,548,375

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker	$2,125,997	$2,075,975
Accounts payable	124,446	86,782
Accounts payable - affiliate	2,288,706	2,050,989
Accounts payable - dividends	—	4,145,686

	4,539,149	8,359,432

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
20,000,000 shares; 4,673,867 shares issued;
4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	32,307,850	32,681,024
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	741,795	—
Net unrealized appreciation of investments	18,343,369	18,569,019

Net assets, equivalent to$12.17 and $12.14
per share at March 31, 2006 and
December 31, 2005, respectively	54,331,914	54,188,943

	$58,871,063	$62,548,375

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

	March 31, 2006
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments

Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (4)	7.00%	01/19/08	$250,000	$250,000	0.46%

iLinc Communications, Inc. -
Convertible promissory note (2)	12.00	03/29/12	500,000	500,000	0.92

Integrated Security Systems, Inc. -
Promissory note (4)	8.00	09/30/06	525,000	525,000	0.97
Promissory note (4)	7.00	09/30/06	200,000	200,000	0.37
Promissory note (4)	8.00	09/30/06	175,000	175,000	0.32
Convertible promissory note (2)	8.00	12/14/08	500,000	500,000	0.92

Simtek Corporation -
Convertible debenture (2)	7.50	06/28/09	1,000,000	1,363,636	2.51

			$3,150,000	$3,513,636	6.47%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)
	March 31, 2006
	Shares	Cost	Fair Value	% of Net Investments

Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

CaminoSoft Corp. -
Common stock (2)	3,539,414	$5,275,000	$2,937,714	5.41

eOriginal, Inc. -
Series A, preferred stock (1)(2)(3)	10,680	4,692,207	332,575	0.61
Series B, preferred stock (1)(2)(3)	25,646	620,329	798,616	1.47
Series C, preferred stock (1)(2)(3)	51,249	1,059,734	1,595,894	2.94
Series D, preferred stock (1)(2)(3)	16,057	500,000	500,015	0.92

Gaming & Entertainment Group -
Common stock (2)	612,500	550,625	183,750	0.34

Gasco Energy, Inc. -
Common stock	1,541,666	1,250,000	8,633,330	15.91

Global Axcess Corporation -
Common stock (2)	953,333	1,261,666	724,533	1.33

Hemobiotech, Inc. -
Common stock (2)	1,137,405	1,143,882	2,502,291	4.61

Integrated Security Systems, Inc. -
Common stock (2)	30,910,870	5,874,114	4,945,740	9.11
Series D, preferred stock (2)	187,500	150,000	30,000	0.06

Inyx, Inc. -
Common stock	300,000	300,000	900,000	1.66

Laserscope -
Common stock	600,000	750,000	14,190,000	26.15

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2006
	Shares	Cost	Fair Value	% of Net Investments

Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

PracticeXpert, Inc. -
Common stock (2)	4,166,667	500,000	95,833	0.18

Simtek Corp. -
Common stock (2)	1,550,661	695,000	465,198	0.86
Common stock (2)	3,125,000	500,000	937,500	1.73

Miscellaneous Securities		-	1,234,692	2.27

		$25,122,557	$41,007,681	75.56%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2006
	Shares	Cost	Fair Value	% of Net Investments

Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AdStar, Inc. -
Common stock	269,231	$350,000	$525,000	0.97%

Advance Nanotech, Inc. -
Common stock (2)	170,796	330,000	271,566	0.50

Bovie Medical Corporation -
Common stock (2)	500,000	907,845	1,740,000	3.20

Comtech Group, Inc. -
Common stock (2)	240,000	840,000	2,400,000	4.42
Common stock	60,000	346,019	600,000	1.11

Hemobiotech, Inc. -
Common stock	10,000	22,220	22,000	0.04

i2 Telecom -
Convertible Preferred (2)	625	618,750	109,375	0.20

Information Intellect -
Common stock (1)(2)(3)	666,666	999,999	999,999	1.84

iLinc Communications, Inc. -
Common stock	23,266	13,908	9,539	0.02

Medical Action Industries, Inc. -
Common stock	20,100	237,209	482,199	0.89

Metasolv, Inc. -
Common stock	100,000	210,838	306,000	0.56

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2006
	Shares	Cost	Fair Value	% of Net Investments

Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Precis, Inc. -
Common stock (2)	800,000	1,998,894	1,264,000	2.33

US Home Systems, Inc. -
Common stock	110,000	535,587	948,200	1.75

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	78,000	0.14

		7,661,269	9,755,878	17.97%

		$35,933,826	$54,277,195	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$22,645,776	$20,971,136	38.64%
Unrestricted Securities		$4,265,781	$26,694,268	49.18%
Other Securities (5)		$9,022,269	$6,611,791	12.18%

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

	December 31, 2005
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments

Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (4)	7.00%	07/19/06	$250,000	$250,000	0.46%

iLinc Communications, Inc. -
Convertible promissory note (2)	12.00	03/29/12	500,000	500,000	0.93

Integrated Security Systems, Inc. -
Promissory note (4)	8.00	09/30/06	525,000	525,000	0.97
Promissory note (4)	7.00	09/30/06	200,000	200,000	0.37
Promissory note (4)	8.00	09/30/06	175,000	175,000	0.33
Convertible promissory note (2)	8.00	12/14/08	500,000	400,000	0.74

Simtek Corporation -
Convertible debenture	7.50	06/28/09	1,000,000	1,000,000	1.85

			$3,150,000	$3,050,000	5.65%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

	December 31, 2005
	Shares	Cost	Fair Value	% of Net Investments

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

	December 31, 2005
	Shares	Cost	Fair Value	% of Net Investments

Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

PracticeXpert, Inc. -
Common stock (2)	4,166,667	500,000	108,333	0.20

Simtek Corp. -
Common stock	1,550,661	695,000	449,692	0.83
Common stock (2)	3,125,000	500,000	906,250	1.68

Miscellaneous Securities		-	1,960,473	3.63

		$25,471,330	$43,779,457	81.07%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

	December 31, 2005
	Shares	Cost	Fair Value	% of Net Investments

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
	December 31, 2005
	Shares	Cost	Fair Value	% of Net Investments

Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Income:
Interest income	$65,055	$83,888
Dividend income	42,465	17,355
Other income	15,109	50,625

	122,629	151,868

Expenses:
General and administrative	61,223	73,662
Interest expense	27,810	9,878
Legal and professional fees	168,023	131,853
Management fee to affiliate	238,747	273,293

	495,803	488,686

Net investment loss	(373,174)	(336,818)

Realized and unrealized gain (loss)
on investments:
Net change in unrealized depreciation of investments	(225,650)	(17,259,989)
Net realized gain on investments	1,188,192	4,093,083

Net gain (loss) in investments	962,542	(13,166,906)

Net income (loss)	$589,368	$(13,503,724)

Net income (loss) per share	$0.13	$(3.05)

Weighted average shares outstanding	4,463,967	4,426,530

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)
	Three Months Ended March 31,

	2006	2005

From operations:
Net investment loss	$(373,174)	$(336,818)
Net realized gain on investments	1,188,192	4,093,083
Net decrease in unrealized
appreciation on investments	(225,650)	(17,259,989)

Net income (loss)	589,368	(13,503,724)

From distributions to stockholders:
Common dividends declared from realized
capital gains	(446,397)	(446,396)

From capital transactions:
Sale of common stock	—	1,561,383

Total increase (decrease) in net assets	142,971	(12,388,737)

Net assets:
Beginning of period	54,188,943	74,582,499

End of period	$54,331,914	$62,193,762

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2006	2005
Cash flows from operating activities:
Net income (loss)	$589,368	$(13,503,724)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operation activities:
Net unrealized depreciation on investments	225,650	17,259,989
Net realized gain on investments	(1,188,192)	(4,093,083)
Increase in interest and dividends receivable	(117,646)	(10,481)
(Increase) decrease in prepaid and
other assets	74,850	(59,420)
Increase in accounts payable	37,664	45,419
Increase (decrease) in accounts payable-affiliate	237,717	(134,964)
Increase (decrease) in due to broker	50,022	(7,008,744)
Purchase of investments	(676,746)	(995,103)
Proceeds from sale of investments	1,364,592	7,122,539

Net cash provided by (used in) operating activities	597,279	(1,377,572)

Cash flows from financing activities:
Cash dividends	(4,592,083)	(12,500,654)
Sale of common stock	—	1,561,383

Net cash used in financing activities	(4,592,083)	(10,939,271)

Net decrease in cash and cash equivalents	(3,994,804)	(12,316,843)
Cash and cash equivalents at beginning
of the period	8,396,052	37,278,871

Cash and cash equivalents at end of period	$4,401,248	$24,962,028

Cash paid during the period
Interest	$27,810	$9,878

See accompanying notes

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2006

Note 1 - Organization and Business Purpose

Renaissance Capital Growth & Income Fund III, Inc. (the “Fund”), a Texas corporation, was formed on January 20, 1994. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which RENN Capital Group, Inc. (the “Investment Advisor”), believes offer the opportunity for growth. The Fund is a non-diversified closed-end fund and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, which reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the interim periods. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2006

Note 2 - Summary of Significant Accounting Policies, continued

Federal Income Taxes

The Fund has elected the special income tax treatment available to “regulated investment companies” (“RIC”) under Subchapter M of the Internal Revenue Code (“IRC”) in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund’s policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund’s taxable investment income to its shareholders. It is the intent of management to comply with all IRC requirements as they pertain to the RIC and to distribute all of the Fund’s taxable investment income and long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund’s net assets as well as the amount of income available for distribution to shareholders.

Net Income Per Share

Net income (loss) per share is based on the weighted average of shares outstanding of 4,463,967 and 4,426,550 during the three months ended March 31, 2006 and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

Note 3 - Due to Broker

The Fund conducts business with various brokers for its investment activities. The clearing and depository operations for the investment activities are performed pursuant to agreements with these brokers. Due to broker represents a margin loan payable to one of these brokers, which is secured by investments in securities maintained with the lending broker as collateral for the margin loan. Cash and cash equivalents related to the margin loan payable are held by the lending broker as additional collateral for the margin loan. The Fund is subject to credit risk to the extent the brokers are unable to deliver cash balances or securities, or clear security transactions on the Fund’s behalf. The Investment Adviser actively monitors the Fund’s exposure to these brokers and believes the likelihood of loss under those circumstances is remote.

Note 4 - Management and Incentive Fees

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2006

Note 4 - Management and Incentive Fees, continued

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $238,747 and $273,293 for management fees during the quarter ended March 31, 2006 and 2005, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital loss on each class of security without netting net unrealized capital gains on other classes of securities. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained (see note 8), no incentive fee was recorded during the quarter ended March 31, 2006 and 2005.

•
The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $7,236 and $86,139 during the quarter ended March 31, 2006 and 2005, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

As of March 31, 2006 and December 31, 2005, the Fund had accounts payable of $2,288,706 and $2,050,989, respectively, for the amount due for the fees and expense reimbursement above.

Note 5 - Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the 1940 Act, at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at March 31, 2006.

Investments

Investments are carried in the statements of assets and liabilities at fair value, as determined in good faith by the Investment Adviser. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded, but is not otherwise restricted. Generally, the Fund negotiates registration rights at the time of purchase and the portfolio companies are required to register the shares within a designated period and the cost of registration is borne by the portfolio company. Interest on convertible securities is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, or other factors.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2006

Note 6 - Valuation of Investments

On a quarterly basis, the Investment Adviser prepares a valuation of the assets of the Fund, subject to the approval of the Board of Directors of the Fund. The valuation principles are described below.

•	The common stock of companies listed on an exchange, Nasdaq or in the over-the-counter market is valued at the closing price on the date of valuation.

•
The unlisted preferred stock of companies with common stock listed on an exchange, Nasdaq or in the over-the-counter market is valued at the closing price of the common stock into which the preferred stock is convertible on the date of valuation. If the preferred stock is redeemable, the preferred stock is valued at the greater of cost or market.

•
The unlisted in-the-money options or warrants of companies with the underlying common stock listed on an exchange, Nasdaq or in the over-the-counter market are valued at the positive difference between the closing price of the underlying common stock and the strike price of the warrant or option. An out-of-the money warrant or option has no intrinsic value; thus, we assign no value to it.

•
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

•
If there is no independent and objective pricing authority (i.e. a public market) for investments in privately held entities, the latest sale of equity securities to independent third parties by the entity governs the value of that enterprise. This valuation method causes the Fund’s initial investment in the private entity to be valued at cost. Thereafter, new issuances or offers of equity or equity-linked securities by the portfolio company to new investors will be used to determine enterprise value as they will provide the most objective and independent basis for determining the worth of the issuer. Where a private entity does not have an independent value established over an extended period of time, then the Investment Adviser will determine fair value on the basis of appraisal procedures established in good faith and approved by the Fund’s Board of Directors.

As of March 31, 2006, and December 31, 2005, the net unrealized appreciation associated with investments held by the Fund was $18,343,369 and $18,569,019, respectively. As of March 31, 2006 and December 31, 2005, the Fund had gross unrealized gains of $29,086,123 and $28,008,507, respectively, and gross unrealized losses of $10,742,754 and $9,439,488, respectively.

Note 7 - Restricted Securities

As indicated on the schedules of investments as of March 31, 2006 and December 31, 2005, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (See Note 6).

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2006

Note 8 - Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Advisor an incentive fee equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Advisor until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $5,509,555 as of December 31, 2005.

Note 9 - Financial Highlights - unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005

Net asset value, beginning of period	$12.14	$17.14
Effect of share change	—	(.41)

Net investment loss	(.08)	(.07)
Net realized and unrealized gain (loss)
on investments	.21	(2.98)

Total return from investment operations	.13	(3.05)

Distributions:
From net capital gains	(.10)	(.10)

Contributions:
From sale of common stock	—	.35

Net asset value, end of period	$12.17	$13.93

Per share market value, end of period	$10.90	$11.40

Portfolio turnover rate	1.25%	1.50%

Quarterly return (a)	(.91)%	(11.97)%

Ratio to average net assets (b):
Net investment loss	(.69)%	(.49)%
Expenses	.91%	.71%

(a)
Quarterly return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with American Institute of Certified Public Account guidelines.

(b)	Average net assets have been computed based on quarterly valuations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended March 31, 2006:

Advance Nanotech, Inc. (OTCBB:AVNA): During the first quarter of 2006, the Fund received 5,796 shares of the company’s common stock as a liquidated damages payment. Pursuant to the terms of a registration rights agreement entered into in connection with the purchase of the shares, the company was required to file a registration statement prior to the required filing date or pay liquidated damages in the amount equal to 1.5% of the aggregate purchase price paid by the Fund in cash or in shares of its common stock.

CaminoSoft Corporation (OTCBB:CMSF): During the first quarter of 2006, the Fund received warrants to purchase 50,000 shares of the company’s common stock at $0.86 per share. The warrants were received as consideration for the Fund extending the due date of its $250,000 promissory note from July 19, 2006 to January 19, 2008.

Dexterity Surgical, Inc.: Pursuant to the Order Confirming First Amended Plan of Liquidation Under Chapter 11, Title 11, United States Code of Dexterity Surgical, Inc. dated December 7, 2004, the Fund recovered $1,091,200 of the Fund’s original $3,135,000 investment which previously had been written-off.

Hemobiotech, Inc. (OTCBB:HMBT): During the first quarter of 2006, the Fund exercised warrants to purchase 588,240 shares of the company’s common stock for $623,534 and currently hold the underlying shares in the portfolio. The Fund also purchased in the open market 10,000 shares of common stock for $22,220.

Integrated Security Systems, Inc. (OTCBB:IZZI): In the first quarter of 2006, the Fund received 115,020 shares of common stock as payment in kind for interest on promissory notes held by the Fund. Russell Cleveland, the Fund’s President and Chief Executive Officer, received 25,363 shares of common stock as payment in kind for his service as a director of the company. Mr. Cleveland assigned those shares to the Fund. The Fund also received 32,955 shares of common stock as payment in kind for allowing the company to extend the term of its promissory notes.

Photomedex, Inc. (OTCBB:PHMD): During the first quarter of 2006, the Fund sold its entire position of 70,000 shares of common stock for proceeds of $148,392, resulting in a realized loss of $28,008.

Simtek Corporation (OTCBB:SRAM): In the quarter ended March 31, 2006, the Fund received options to purchase 12,369 shares of common stock at $0.27 per share. The options were issued to Robert Pearson, a vice president of the Fund, in connection with his service on the board of directors of Simtek. Mr. Pearson assigned his rights under the option to the Fund.

Results of Operations for the Quarter Ended March 31, 2006

For the quarter ended March 31, 2006, the Fund had net investment loss of $373,174 compared to net investment loss of $336,818 for the first quarter of 2005. This change was due in large part to a decrease in investment income from $151,868 for the first quarter of 2005 to $122,629 for the comparable period of 2006. This decrease in investment income was primarily attributable to fewer investment fees being earned in 2006. In addition, interest income decreased in 2006 due to debt positions being sold, converted to equity, or realized as losses. Dividend income increased from $17,335 for the quarter ended March 31, 2005 to $42,465 for the quarter ended March 31, 2006, as a result of higher short term treasury balances.

Investment expenses increased from $488,686 for the quarter ended March 31, 2005 to $495,803 for the quarter ended March 31, 2006. General and administrative expenses decreased for the first quarter of 2006 to $61,223 from $73,662 for the first quarter of 2005 as a result of decreased travel, subscriptions, insurance, and bank charge expenses, offset by increases in printing expenses and director fees for the quarter ended March 31, 2006. Interest expense increased from $9,878 for the first quarter of 2005 to $27,810 for the comparable period of 2006 as a result of higher margin balances and interest rates during the quarter ended March 31, 2006. Legal and professional fees increased from $131,853 for the first quarter of 2005 to $168,023 for the first quarter of 2006 as a result of the accrual of audit fees in the first quarter of 2006 offset by lower legal fees for the first quarter of 2006 due to the resolution of settlement proceedings with the Securities and Exchange Commission and resolution of the Dexterity Surgical bankruptcy proceedings. Management fees decreased from $273,293 for the first quarter of 2005 to $238,747 for the comparable period of 2006 as a result of lower market values for portfolio investments during the period.

Net unrealized depreciation decreased from $17,259,989 for the quarter ended March 31, 2005 to $225,650 for the quarter ended March 31, 2006. This change in unrealized depreciation was due to the fluctuation of market values at each quarter end and the realization of gains or losses upon the disposition of investments.

Net realized gains decreased from $4,093,083 for the quarter ended March 31, 2005 to $1,188,192 for the same period of 2006 as a result of fewer gains being earned from the sale of investments during the quarter ended March 31, 2006.

Liquidity and Capital Resources

For the three months ended March 31, 2006, net assets increased from $54,188,943 at December 31, 2005, to $54,331,914 at March 31, 2006. This increase is primarily attributable to an increase in distributable net capital gains from proceeds from the sale of investments. This increase was partially offset by the net investment loss in the quarter ended March 31, 2006.

At the end of the first quarter of 2006, the Fund had cash and cash equivalents of $4,401,248 versus cash and cash equivalents of $8,396,052 at December 31, 2005. This decrease was primarily attributable to the January 2006 payment of the dividend payable at December 31, 2005. The Fund’s interest and dividends receivable increased from $48,226 at December 31, 2005, to $165,872 at March 31, 2006, primarily due to the accrual of expected proceeds from the sale of one of the Fund’s portfolio companies, Advanced Refractive Technologies, Inc.

Accounts payable increased from $86,782 at December 31, 2005, to $124,446 at March 31, 2006, primarily due to the first quarter accrual of auditing fees. Finally, accounts payable to affiliate increased 11.59% from $2,050,989 at December 31, 2005, to $2,288,706 at March 31, 2006, due to the accrual of a first quarter management fee to the Fund’s investment adviser.

During the quarter ended March 31, 2006, the Fund paid $4,592,083 of dividends to shareholders consisting of $4,145,686 of capital gains dividend payable at December 31, 2005 and $446,397 of dividends declared and payable during the quarter ended March 31, 2006.

The majority of the Fund’s investments in portfolio companies are individually negotiated, non-registered for public trading, and are subject to legal and contractual investment restrictions. Accordingly, the Fund’s portfolio investments are generally considered non-liquid. This lack of liquidity primarily affects the Fund’s ability to make new investments and distributions to shareholders.

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

Because the Fund does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations, or purchase obligations, a table of contractual obligations has not been presented.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Fund is subject to financial market risks, including changes in market interest rates as well as changes in marketable equity security prices. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund’s investments is generally not affected by foreign currency fluctuations.

A majority of the Fund’s net assets consist of common stock, and warrants and options to purchase common stock, in publicly traded companies. These investments are directly exposed to equity price risk, in that a percentage change in these equity prices would result in a similar percentage change in the fair value of these securities.

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

A small percentage of the Fund’s net assets consist of equity investments in private companies. The Fund anticipates no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on these investments.

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended March 31, 2006 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes thereto before making a decision to purchase our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our Growth is Dependent on Investing in Quality Transactions. Sustaining growth depends on our ability to identify, evaluate, finance, and invest in companies that meet our investment criteria. Accomplishing such results on a cost-effective basis is a function of our marketing capabilities and skillful management of the investment process. Failure to achieve future growth could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

/s/ Russell Cleveland	November 3, 2006
Russell Cleveland, President and Chief Executive Officer (Principal Executive Officer)

/s/ Barbe Butschek	November 3, 2006
Barbe Butschek, Chief Financial Officer (Principal Financial Officer)