Form 10-Q
period 2006-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-11-06
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the equarterly period ended June 30, 2006

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
Statements of Assets and Liabilities
(Unaudited)

ASSETS

	June 30, 2006	December 31, 2005

Cash and cash equivalents	$18,763,599	$8,396,052
Investments at fair value, cost of $36,473,779 and $35,433,480 at June 30, 2006 and December 31, 2005, respectively	39,888,708	54,002,499
Interest and dividends receivable	129,892	48,226
Prepaid and other assets	19,245	101,598

	$58,801,444	$62,548,375

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker (Note 3)	$—	$2,075,975
Accounts payable	77,445	86,782
Accounts payable - affiliate	2,578,408	2,050,989
Accounts payable - dividends	—	4,145,686

	2,655,853	8,359,432

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized 20,000,000 shares; 4,673,867 issued; 4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	31,873,320	32,681,024
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	17,918,442	—
Net unrealized appreciation of investments	3,414,929	18,569,019

Net assets, equivalent to $12.58 and $12.14 per share at June 30, 2006 and December 31, 2005, respectively	56,145,591	54,188,943

	$58,801,444	$62,548,375

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

	June 30, 2006
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Convertible Debentures and Promissory Notes

CaminoSoft Corp. - Promissory note (4)	7.00%	07/19/06	$250,000	$250,000	0.63%

iLinc Communications, Inc. - Convertible promissory note (2)	12.00	03/29/12	500,000	500,000	1.25

Integrated Security Systems, Inc. - Promissory note (4)	8.00	09/30/06	525,000	525,000	1.32
Promissory note (4)	7.00	09/30/06	200,000	200,000	0.50
Promissory note (4)	8.00	09/30/06	175,000	175,000	0.44
Convertible promissory note (2)	8.00	12/14/08	500,000	500,000	1.25

Simtek Corporation - Convertible debenture (2)	7.50	06/28/09	1,000,000	1,340,909	3.36

			$3,150,000	$3,490,909	8.75%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

	June 30, 2006
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments
Other Portfolio Investments - Convertible Debentures and Promissory Notes

Integrated Security Systems, Inc. - Convertible debenture (4)	6.00%	06/16/09	$400,000	$400,000	1.00%

Pipeline Data, Inc. - Convertible debenture (2)	8.00	06/29/10	500,000	573,077	1.44

			$900,000	$973,077	2.44%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	June 30, 2006
	Shares	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

CaminoSoft Corp. - Common stock (2)	3,539,414	$5,275,000	$1,415,766	3.55

eOriginal, Inc. -
Series A, preferred stock (1)(2)(3)	10,680	4,692,207	332,575	0.83
Series B, preferred stock (1)(2)(3)	25,646	620,329	798,616	2.00
Series C, preferred stock (1)(2)(3)	51,249	1,059,734	1,595,894	4.01
Series D, preferred stock (1)(2)(3)	16,057	500,000	500,015	1.25

Gaming & Entertainment Group - Common stock (2)	612,500	550,625	122,500	0.31

Gasco Energy, Inc. - Common stock	1,541,666	1,250,000	6,690,830	16.77

Global Axcess Corporation - Common stock (2)	953,333	1,261,667	524,333	1.31

Hemobiotech, Inc. - Common stock (2)	1,137,405	1,143,882	1,649,237	4.13

Integrated Security Systems, Inc. - Common stock (2)	31,071,164	5,891,757	6,214,233	15.58
Series D, preferred stock (2)	187,500	150,000	37,500	0.09

Inyx, Inc. - Common stock	300,000	300,000	780,000	1.96

PracticeXpert, Inc. - Common stock (2)	4,166,667	500,000	58,333	0.15

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	June 30, 2006
	Shares	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Simtek Corp. - Common stock (2)	4,687,257	1,199,294	1,382,741	3.47

Symbollon Pharmaceuticals, Inc. - Common stock (2)	250,000	250,000	387,500	0.97

Miscellaneous Securities		-	1,452,251	3.64

		$24,644,495	$23,942,324	60.02%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	June 30, 2006
	Shares	Cost	Fair Value	% of Net Investments
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

AdStar, Inc. - Common stock	269,231	$350,000	$261,154	0.65%

Advance Nanotech, Inc. - Common stock (2)	170,796	330,000	174,212	0.44

Bovie Medical Corporation - Common stock (2)	500,000	907,845	3,400,000	8.52

Comtech Group, Inc. -
Common stock (2)	240,000	840,000	2,671,200	6.70
Common stock	60,000	346,019	667,800	1.67

Hemobiotech, Inc. - Common stock	62,595	140,235	90,763	0.23

i2 Telecom - Convertible Preferred (2)	625	618,750	39,063	0.10

Information Intellect - Common stock (1)(2)(3)	666,666	999,999	999,999	2.51

iLinc Communications, Inc. - Common stock	23,266	13,908	12,098	0.03

Medical Action Industries, Inc. - Common stock	20,100	237,209	444,009	1.11

Metasolv, Inc. - Common stock	100,000	210,838	282,000	0.71

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	June 30, 2006
	Shares	Cost	Fair Value	% of Net Investments
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Precis, Inc. - Common stock (2)	800,000	1,998,894	1,320,000	3.31

US Home Systems, Inc. - Common stock	110,000	535,587	1,057,100	2.65

Vaso Active Pharmaceuticals, Inc. - Common stock	150,000	250,000	63,000	0.16

		7,779,284	11,482,398	28.79%

		$36,473,779	$39,888,708	100.00%

Allocation of Investments - Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (2)		$23,417,714	$22,310,604	55.93%
Unrestricted Securities		$3,633,796	$10,348,754	25.95%
Other Securities (5)		$9,422,269	$7,229,350	18.12%

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2006	2005
Income:
Interest income	$54,278	$87,874
Dividend income	67,758	43,689
Other income	8,668	16,946

	130,704	148,509

Expenses:
General and administrative	111,017	27,524
Interest expense	32,378	29,143
Legal and professional fees	175,124	47,749
Management fee to affiliate	246,715	274,731

	565,234	379,147

Net investment loss	(434,530)	(230,638)

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation of investments	(14,928,440)	908,113
Net realized gain on investments	17,623,044	96,311

Net gain in investments	2,694,604	1,004,424

Net income	$2,260,074	$773,786

Net income per share	$0.51	$0.17

Weighted average shares outstanding	4,463,967	4,463,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Income:
Interest income	$119,333	$171,762
Dividend income	110,223	61,044
Other income	23,777	67,571

	253,333	300,377

Expenses:
General and administrative	172,240	101,186
Interest expense	60,188	39,021
Legal and professional fees	343,147	179,602
Management fee to affiliate	485,462	548,024

	1,061,037	867,833

Net investment loss	(807,704)	(567,456)

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation of investments	(15,154,090)	(16,351,876)
Net realized gain on investments	18,811,236	4,189,394

Net gain (loss) in investments	3,657,146	(12,162,482)

Net income (loss)	$2,849,442	$(12,729,938)

Net income (loss) per share	$0.64	$(2.86)

Weighted average shares outstanding	4,463,967	4,445,259

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended June 30,
	2006	2005
From operations:
Net investment loss	$(807,704)	$(567,456)
Net realized gain on investments	18,811,236	4,189,394
Net decrease in unrealized appreciation on investments	(15,154,090)	(16,351,876)

Net income (loss)	2,849,442	(12,729,938)

From distributions to stockholders:
Common dividends from realized capital gains	(892,794)	(892,794)

From capital transactions:
Sale of common stock	--	1,561,383

Total increase (decrease) in net assets	1,956,648	(12,061,349)

Net assets:
Beginning of period	54,188,943	74,582,499

End of period	$56,145,591	$62,521,150

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,849,442	$(12,729,938)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operation activities:
Net decrease in unrealized appreciation on investments	15,154,090	16,351,876
Net realized gain on investments	(18,811,236)	(4,189,394)
Increase in interest and dividends receivable	(81,666)	(43,591)
(Increase) decrease in prepaid and other assets	82,352	(187,668)
Decrease in accounts payable	(9,337)	(46,188)
Increase in accounts payable-affiliate	527,419	239,612
Decrease in due to broker	(2,075,975)	(24,869,650)
Purchase of investments	(1,966,699)	(2,466,284)
Proceeds from sale of investments	19,737,637	7,303,699

Net cash provided by (used in) operating activities	15,406,027	(20,637,526)

Cash flows from financing activities:
Cash dividends	(5,038,480)	(12,947,053)
Sale of common stock	--	1,561,383

Net cash used in financing activities	(5,038,480)	(11,385,670)

Net increase (decrease) in cash and cash equivalents	10,367,547	(32,023,196)

Cash and cash equivalents at beginning of the period	8,396,052	37,278,871

Cash and cash equivalents at end of period	$18,763,599	$5,255,675

Cash paid during the period Interest	$60,188	$39,021

See accompanying notes

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2006

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2006

Note 2 -          Summary of Significant Accounting Policies, continued

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

Note 4 -          Management and Incentive Fees

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $485,462 and $548,024 for management fees during the six months ended June 30, 2006 and 2005, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital loss on each class of security without netting net unrealized capital gains on other classes of securities. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained (see note 8), no incentive fee was recorded during the six months ended June 30, 2006 and 2005.

•
The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $11,215 and $90,824 during the six months ended June 30, 2006 and 2005, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

As of June 30, 2006 and December 31, 2005, the Fund had an accounts payable of $2,578,408 and $2,050,989, respectively, for the amount due for the fees and expense reimbursements above.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2006

Note 5 -          Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at June 30, 2006.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2006

Note 6 -          Valuation of Investment, continued

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

As of June 30, 2006 and December 31, 2005, the net unrealized appreciation associated with investments held by the Fund was $3,414,929 and $18,569,019, respectively. As of June 30, 2006 and December 31, 2005, the Fund had gross unrealized gains of $15,045,446 and $28,008,507, respectively, and gross unrealized losses of $11,630,517 and $9,439,488, respectively.

Note 7 -          Restricted Securities

As indicated on the schedules of investments as of June 30, 2006 and December 31, 2005, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (See Note 6).

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2006

Note 9 -          Financial Highlights - unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005

Net asset value, beginning of period	$12.14	$16.71
Net investment loss	(.18)	(.13)
Net realized and unrealized gain on investments	.82	(2.72)

Total return from investment operations	.64	(2.85)

Capital share transactions	--	.35
Distributions	(.20)	(.20)

Net asset value, end of period	12.58	14.01

Per share market value, end of period	$10.65	$11.55

Portfolio turnover rate	3.98%	3.89%
Quarterly return (a)	(3.18%)	(10.81%)
Ratio to average net assets (b):
Net investment income (loss)	(1.47%)	0.85%
Expenses	1.93%	1.31%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended June 30, 2006:

Advanced Refractive Technologies, Inc. (formerly VisiJet) (OTCPK:ARFR): During the second quarter of 2006, the Fund received $64,416 in proceeds from the sale of debt securities of the company which had previously been written-off.

Hemobiotech, Inc. (OTCBB:HMBT): During the second quarter of 2006, the Fund purchased in the open market 52,595 shares of common stock for $118,015.

Integrated Security Systems, Inc. (OTCBB:IZZI): In the second quarter of 2006, the Fund received 160,294 shares of common stock as payment in kind for interest on promissory notes held by the Fund. The Fund also purchased a 6% convertible debenture for $400,000.

Laserscope, Inc. (Nasdaq:LSCP): During the second quarter of 2006, the Fund sold 600,000 shares of the company’s common stock realizing proceeds of $18,371,129 representing a gain of $17,621,129.

Pipeline Data, Inc. (OTCBB:PPDA): During the second quarter of 2006, the Fund purchased a $500,000 8% convertible debenture and received warrants to purchase 150,000 shares of the company’s common stock at $1.40 per share.

Simtek Corporation (OTCBB:SRAM): In the quarter ended June 30, 2006, the Fund received warrants to purchase 17,175 shares of common stock at $0.33 per share as compensation for entering into a waiver to allow the company to extend the term of the debenture owned by the Fund. The Fund also received warrants to purchase 68,701 shares of common stock at $0.33 per share as compensation for signing a subordination agreement. Additionally, Robert Pearson, a vice president of the Fund, received 11,596 shares of common stock as payment in kind for his service as a director of the company. Mr. Pearson assigned those shares to the Fund.

Symbollon Pharmaceuticals, Inc. (OTCBB:SYMBA): In the quarter ended June 30, 2006, the Fund purchased 250,000 shares of common stock and warrants to purchase another 250,000 shares of common stock at $1.00 per share for $250,000.

Results of Operations for the Three Months Ended June 30, 2006

For the quarter ended June 30, 2006, the Fund had a net investment loss of $434,530 compared to a net investment loss of $230,638 for the second quarter of 2005. This change was due in part to a decrease in investment income from $148,509 for the second quarter of 2005 to $130,704 for the comparable period of 2006. This decrease in investment income was partially attributable to fewer investment fees being earned in 2006. In addition, interest income decreased from $87,874 for the three months ended June 30, 2005, to $54,278 for the same period of 2006 as a result of debt investments being converted to equity or realized as losses in 2005. Dividend income for the three-month period ended June 30, 2006, was $67,758 versus $43,689 for the same period in 2005 as a result of higher balances in 2006 of short-term treasury investments that earn dividends.

Expenses increased from $379,147 for the quarter ended June 30, 2005 to $565,234 for the second quarter of 2006. General and administrative expenses increased for the second quarter of 2006 to $111,017 from $27,524 for the second quarter of 2005 primarily due to increased travel, investor relations, printing, and insurance expenses in 2006. Interest expense increased from $29,143 for the second quarter of 2005 to $32,378 for the comparable period of 2006 as a result of higher margin balances and interest rates during the quarter ended June 30, 2006. Legal and professional fees increased from $47,749 for the second quarter of 2005 to $175,124 in the same period 2006 as a result of higher audit and consulting fees for the second quarter of 2006. These increased fees were a result of the Fund completing the 2003, 2004 and 2005 audits during 2006. Management fees decreased from $274,731 for the second quarter of 2005 to $246,715 for the second quarter of 2006 as a result of lower market values for portfolio investments at June 30, 2006.

Net change in unrealized appreciation of $908,113 for the quarter ended June 30, 2005 decreased to an unrealized change in appreciation of $14,928,440 for the quarter ended June 30, 2006 as a result of fluctuations in market values of securities at each quarter end and the realization of gains or losses upon disposition of investments (primarily Laserscope).

Realized gains increased from $96,311 for the quarter ended June 30, 2005 to $17,623,044 for the same period in 2006 as a result of gains earned from the sale of investments (primarily Laserscope) during the quarter ended June 30, 2006.

Results of Operations for the Six Months Ended June 30, 2006

For the six months ended June 30, 2006, the Fund experienced net investment loss in the amount of $807,704, compared to a net investment loss in the amount of $567,456 for the same six-month period in 2005. This change was due in part to a decrease in investment income from $300,377 for the six months ended June 30, 2005 to $253,333 for the comparable period of 2006. This decrease in investment income was partially attributable to fewer investment fees being earned in 2006. In addition, interest income decreased from $171,762 for the six months ended June 30, 2005 to $119,333 for the same period of 2006, primarily due to debt investments being converted to equity or realized as losses in 2005. Dividend income for the six-month period ended June 30, 2006 was $110,223 versus $61,044 for the same period in 2005 as a result of higher balances in 2006 of short-term treasury investments that earn dividends.

Expenses increased from $867,833 for the six months ended June 30, 2005 to $1,061,037 for the same period in 2006. General and administrative expenses increased from $101,186 in the six months ended June 30, 2005, to $172,240 for the same period in 2006, primarily due to higher investor relations, printing, and bank charge expenses in 2006. Interest expense increased from $39,021 for the six months ended June 30, 2005 to $60,188 for the comparable period of 2006 as a result of higher margin balances and interest rates during the six months ended June 30, 2006. Legal and professional fees also increased from $179,602 for the six months ended June 30, 2005 to $343,147 for the six months ended June 30, 2006 as a result of higher audit and consulting fees for the six months ended June 30, 2006. These increased fees were a result of the Fund completing the 2003, 2004 and 2005 audits during 2006. Management fees decreased from $548,024 for the six months ended June 30, 2005, to $485,462 for the same period in 2006, due to lower market values for portfolio investments at the quarter end on June 30, 2006.

Change in unrealized appreciation of $16,351,877 for the six months ended June 30, 2005, decreased to $15,154,090 for the six months ended June 30, 2006, as a result of fluctuations in market values of securities at each quarter end and the realization of gains or losses upon disposition of investments.

Realized gains increased from $4,189,395 for the six months ended June 30, 2005 to $18,811,236 for the same period in 2006, as a result of gains earned from the sale of investments (primarily Laserscope) during the six months ended June 30, 2006.

Liquidity and Capital Resources

For the six months ended June 30, 2006, net assets increased from $54,145,591 at December 31, 2005, to $56,145,591 at June 30, 2006. This increase is primarily attributable to an increase in the cash distributable to shareholders from proceeds from the sale of investments, and a decrease in accounts payable-brokerage, due to the repayment of a margin loan. This increase was partially offset by the net investment loss and increased expenses in the second quarter of 2006.

At the end of the second quarter of 2006, the Fund had cash and cash equivalents of $18,763,599 versus cash and cash equivalents of $8,396,052 at December 31, 2005. This increase is primarily attributable to the receipt of proceeds from the sale of Laserscope common stock. The Fund’s interest and dividends receivable increased from $48,226 at December 31, 2005 to $129,892 at June 30, 2006, due primarily to the accrual of expected proceeds from the sale of one of the securities of one of the Fund’s portfolio companies, Advanced Refractive Technologies, Inc.

Accounts payable decreased from $86,782 at December 31, 2005 to $77,445 at June 30, 2006 primarily due to expense payments made during the second quarter of 2006. Finally, accounts payable to affiliate increased from $2,050,989 at December 31, 2006 to $2,578,408 at June 30, 2006, reflecting an accrual of first and second quarter management fee payable to the Fund’s investment adviser.

During the six months ended June 30, 2006 the Fund paid $5,038,480 of dividends to shareholders of which $4,145,686 was capital gains dividend payable at December 31, 2005 and $892,794 of dividends declared and payable during the six months ended June 30, 2006.

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

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended June 30, 2006 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

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