Form 10-Q
period 2006-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-11-14
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ________ .

Commission file number: 0-20671

Renaissance Capital Growth & Income Fund III, Inc.
(Exact name of registrant as specified in its charter)

TX (State or other jurisdiction of incorporation or organization)	75-2533518 (I.R.S. Employer Identification No.)

8080 N. Central Expressway, Suite 210, LB-59, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

Yes ☐ No ☑.

As of October 31, 2006, the issuer had 4,463,967 shares of common stock outstanding.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$16,441,071	$8,396,052
Investments at fair value, cost of $37,280,584
and $35,433,480 at September 30, 2006 and
December 31, 2005, respectively	38,315,651	54,002,499
Interest and dividends receivable	136,423	48,226
Prepaid and other assets	10,921	101,598

	$54,904,066	$62,548,375

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker	$—	$2,075,975
Accounts payable	119,313	86,782
Accounts payable - affiliate	673,763	2,050,989
Accounts payable - dividends	—	4,145,686

	793,076	8,359,432

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
20,000,000 shares; 4,673,867 issued;
4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	31,790,153	32,681,024
Treasury stock at cost, 209,900	(1,734,967)	(1,734,967)
Distributable earnings	18,346,870	—
Net unrealized appreciation of investments	1,035,067	18,569,019

Net assets, equivalent to $12.12 and $12.14
per share at September 30, 2006 and
December 31, 2005, respectively	54,110,990	54,188,943

	$54,904,066	$62,548,375

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

	September 30, 2006
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (4)	7.00%	01/19/08	$250,000	$250,000	0.65%

iLinc Communications, Inc. -
Convertible promissory note (2)	12.00	03/29/12	500,000	500,000	1.30

Integrated Security Systems, Inc. -
Promissory note (4)	8.00	09/30/07	525,000	525,000	1.37
Promissory note (4)	7.00	09/30/07	200,000	200,000	0.52
Promissory note (4)	8.00	09/30/07	175,000	175,000	0.46
Convertible promissory note (2)	8.00	12/14/08	500,000	500,000	1.31

Simtek Corporation -
Convertible debenture (2)	7.50	06/28/09	900,000	2,127,273	5.55

			$3,050,000	$4,277,273	11.16%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

	September 30, 2006
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments
Other Portfolio Investments -
Convertible Debentures and
Promissory Notes

Integrated Security Systems, Inc. -
Convertible debenture (4)	6.00%	06/16/09	$400,000	$400,000	1.04%

Pipeline Data, Inc. -
Convertible debenture (2)	8.00	06/29/10	500,000	519,231	1.36

			$900,000	$919,231	2.40%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	September 30, 2006
	Shares	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

CaminoSoft Corp. -
Common stock (2)	3,539,414	$5,275,000	$955,642	2.49

eOriginal, Inc. -
Series A, preferred stock (1)(2)(3)	10,680	4,692,207	332,575	0.87
Series B, preferred stock (1)(2)(3)	25,646	620,329	798,616	2.08
Series C, preferred stock (1)(2)(3)	51,249	1,059,734	1,595,894	4.17
Series D, preferred stock (1)(2)(3)	16,057	500,000	500,015	1.30

Gaming & Entertainment Group -
Common stock (2)	612,500	550,625	67,375	0.18

Gasco Energy, Inc. -
Common stock	1,541,666	1,250,000	4,162,498	10.86

Global Axcess Corporation -
Common stock (2)	953,333	1,261,667	371,800	0.97

Hemobiotech, Inc. -
Common stock (2)	1,137,405	1,143,882	1,592,367	4.16

Integrated Security Systems, Inc. -
Common stock (2)	31,205,238	5,909,401	4,056,681	10.59
Series D, preferred stock (2)	187,500	150,000	24,375	0.06

Inyx, Inc. -
Common stock	300,000	300,000	756,000	1.97

PracticeXpert, Inc. -
Common stock (2)	4,166,667	500,000	41,667	0.11

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	September 30, 2006
	Shares	Cost	Fair Value	% of Net Investments

Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Simtek Corp. -
Common stock (2)	6,407,625	1,799,294	3,331,965	8.70

Symbollon Pharmaceuticals, Inc. -
Common stock (2)	250,000	250,000	312,500	0.82

Miscellaneous Securities		-	562,943	1.47

		$25,262,139	$19,462,913	50.80%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	September 30, 2006
	Shares	Cost	Fair Value	% of Net Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AdStar, Inc. -
Common stock	269,231	$350,000	$223,462	0.58%

Advance Nanotech, Inc. -
Common stock (2)	170,796	330,000	131,513	0.34

Bovie Medical Corporation -
Common stock (2)	500,000	907,845	3,520,000	9.19

China Security & Surveillance Technology, Inc. -
Common stock (2)	142,857	500,000	957,142	2.50

Comtech Group, Inc. -
Common stock (2)	240,000	840,000	3,597,600	9.39
Common stock	60,000	346,018	899,400	2.35

Hemobiotech, Inc. -
Common stock	62,595	140,235	87,633	0.23

i2 Telecom -
Convertible Preferred (2)	625	618,750	44,531	0.11

Information Intellect -
Series A preferred stock (1)(2)(3)	666,666	999,999	999,999	2.61

iLinc Communications, Inc. -
Common stock	23,266	13,908	11,865	0.03

Medical Action Industries, Inc. -
Common stock	20,100	237,209	540,489	1.41

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	September 30, 2006
	Shares	Cost	Fair Value	% of Net Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Precis, Inc. -
Common stock (2)	800,000	1,998,894	1,560,000	4.07

US Home Systems, Inc. -
Common stock	110,000	535,587	1,040,600	2.72

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	42,000	0.11

		8,068,445	13,656,234	35.64%

		$37,280,584	$38,315,651	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$24,435,358	$24,211,662	63.19%
Unrestricted Securities		$3,422,957	$7,763,947	20.26%
Other Securities (5)		$9,422,269	$6,340,042	16.55%

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

			December 31, 2005
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments
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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2005
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

CaminoSoft Corp. -
Common stock	3,539,414	$5,275,000	$3,433,232	6.36

eOriginal, Inc. -
Series A, preferred stock (1)(2)(3)	10,680	4,692,207	332,575	0.62
Series B, preferred stock (1)(2)(3)	25,646	620,329	798,616	1.48
Series C, preferred stock (1)(2)(3)	51,249	1,059,734	1,595,894	2.96
Series D, preferred stock (1)(2)(3)	16,057	500,000	500,015	0.93

Gaming & Entertainment Group -
Common stock (2)	612,500	550,625	79,625	0.15

Gasco Energy, Inc. -
Common stock	1,541,667	1,250,000	10,067,086	18.64

Global Axcess Corporation -
Common stock (2)	953,333	1,261,667	1,134,466	2.10

Hemobiotech, Inc. -
Common stock (2)	549,165	520,347	1,180,705	2.19

Information Intellect -
Series A preferred stock (1)(2)(3)	666,666	999,999	999,999	1.85

Integrated Security Systems, Inc. -
Common stock (2)	30,737,482	5,846,422	6,147,496	11.38
Series D, preferred stock (2)	187,500	150,000	45,000	0.08

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2005
			Fair	% of Net
	Shares	Cost	Value	Investments
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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2005
			Fair	% of Net
	Shares	Cost	Value	Investments
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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2005
			Fair	% of Net
	Shares	Cost	Value	Investments
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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2006	2005

Income:
Interest income	$125,296	$91,546
Dividend income	236,814	45,661
Write-off of interest receivable	—	(140,199)
Other income	(3,822)	5,386
	358,288	2,394

Expenses:
General and administrative	63,538	166,376
Interest expense	—	24,464
Legal and professional fees	140,140	17,420
Management fee to affiliate	237,776	278,937

	441,454	487,197

Net investment loss	(83,166)	(484,803)

Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation
of investments	(2,379,862)	583,608
Net realized gain on investments	874,823	1,304,189

Net gain (loss) on investments	(1,505,039)	1,887,797

Net income (loss)	$(1,588,205)	$1,402,994

Net income (loss) per share	$(0.36)	$0.31

Weighted average shares outstanding	4,463,967	4,451,495

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Income:
Interest income	$244,630	$263,308
Dividend income	347,037	106,705
Write-off of interest receivable	—	(140,199)
Other income	19,954	72,957

	611,621	302,771

Expenses:
General and administrative	235,777	267,562
Interest expense	60,188	63,485
Legal and professional fees	483,288	197,022
Management fee to affiliate	723,239	826,961

	1,502,492	1,355,030

Net investment loss	(890,871)	(1,052,259)

Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation (depreciation)
of investments	(17,533,952)	(15,768,269)
Net realized gain on investments	19,686,060	5,493,584

Net gain (loss) on investments	2,152,108	(10,274,685)

Net income (loss)	$1,261,237	$(11,326,944)

Net income (loss) per share	$0.28	$(2.54)

Weighted average shares outstanding	4,463,967	4,451,495

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
From operations:
Net investment loss	$(890,871)	$(1,052,259)
Net realized gain on investments	19,686,060	5,493,584
Net change in unrealized
appreciation on investments	(17,533,952)	(15,768,269)

Net income (loss)	1,261,237	(11,326,944)

From distributions to stockholders:
Common stock dividends from realized
capital gains	(1,339,190)	(1,339,189)

From capital transactions:
Sale of common stock	—	1,561,383

Total decrease in net assets	(77,953)	(11,104,750)

Net assets:
Beginning of period	54,188,943	74,582,499

End of period	$54,110,990	$63,477,749

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,261,237	$(11,326,944)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operation activities:
Net decrease in unrealized appreciation
on investments	17,533,952	15,768,269
Net realized gain on investments	(19,686,060)	(5,493,584)
Decreases in accounts receivable-broker	—	52,782
Increase in interest and dividends
receivable	(88,197)	(1,194,291)
(Increase) decrease in prepaid and
other assets	90,677	(49,616)
Increase in accounts payable	32,531	82,141
Increase (decrease) in accounts payable-
affiliate	(1,377,226)	520,065
Decrease in due to broker	(2,075,975)	(24,955,801)
Purchase of investments	(2,984,342)	(2,828,590)
Proceeds from sale of investments	20,823,298	11,703,345

Net cash provided by (used in) operating activities	13,529,895	(17,722,224)

Cash flows from financing activities:
Cash dividends	(5,484,876)	(13,393,447)
Sale of common stock	—	1,561,383

Net cash used in financing activities	(5,484,876)	(11,832,064)

Net increase (decrease) in cash
and cash equivalents	8,045,019	(29,554,288)

Cash and cash equivalents at beginning
of the period	8,396,052	37,278,871

Cash and cash equivalents at end of period	$16,441,071	$7,724,583

Cash paid during the period Interest	$60,188	$63,485

See accompanying notes

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2006

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
September 30, 2006

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

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement is as follows:

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $723,239 and $826,961 for management fees during the nine months ended September 30, 2006 and 2005, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital loss on each class of security without netting net unrealized capital gains on other classes of securities. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained (see note 8), no incentive fee was recorded during the nine months ended September 30, 2006 or 2005.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2006

Note 4 -	Management and Incentive Fees, continued

•
The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $49,977 and $95,672 during the nine months ended September 30, 2006 and 2005, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

As of September 30, 2006 and December 31, 2005, the Fund had an accounts payable of $673,763 and $2,050,989, respectively, for the amount due for the fees and expense reimbursements above.

Note 5 -	Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at September 30, 2006.

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

Note 6 -	Valuation of Investment

On a quarterly basis, the Investment Adviser prepares a valuation of the assets of the Fund subject to the approval of the Board of Directors of the Fund. The valuation principles are described below.

•	The common stock of companies listed on an exchange, Nasdaq or in the over-the-counter market is valued at the closing price on the date of valuation.

•
The unlisted preferred stock of companies with common stock listed on an exchange, Nasdaq or in the over-the -counter market is valued at the closing price of the common stock into which the preferred stock is convertible on the date of valuation. If the preferred stock is redeemable, the preferred stock is valued at the greater of cost or market.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2006

Note 6	Valuation of Investment, continued

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

As of September 30, 2006, and December 31, 2005, the net unrealized appreciation associated with investments held by the Fund was $1,035,067 and $18,569,019, respectively. As of September 30, 2006 and December 31, 2005, the Fund had gross unrealized gains of $15,072,033 and $28,008,507, respectively, and gross unrealized losses of $(14,036,966) and $(9,439,488), respectively.

Note 7 -	Restricted Securities

As indicated on the schedules of investments as of September 30, 2006 and December 31, 2005, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (See Note 6).

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
September 30, 2006

Note 9 -	Financial Highlights - unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005
Net asset value, beginning of period	$12.14	$16.71

Net investment loss	(0.20)	(0.24)
Net realized and unrealized gain on investments	0.48	(2.30)

Total return from investment operations	0.28	(2.54)

Capital share transactions	—	0.35
Distributions	(0.30)	(0.30)

Net asset value, end of period	12.12	14.22

Per share market value, end of period	$11.61	$11.25

Portfolio turnover rate	6.40%	4.54%
Quarterly return (a)	5.55%	(13.13%)
Ratio to average net assets (b):
Net investment income (loss)	(1.63%)	(1.60%)
Expenses	2.75%	2.06%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended September 30, 2006:

Advanced Refractive Technologies (formerly known as Visijet) (OTCBB:ARFR): In the first quarter of 2006, the Fund recorded a $125,000 receivable related to the sale of debt securities of Advanced Refractive Technologies. The Fund received a payment of $62,500 in the second quarter of 2006. The Fund wrote-off the remaining $62,500 accrual in the third quarter of 2006.

Integrated Security Systems, Inc. (OTCBB:IZZI): In the third quarter of 2006, the Fund received 134,074 shares of common stock, with a value of $17,644 at the time of issuance, as payment in kind for interest on promissory notes held by the Fund.

Laserscope, Inc. (Nasdaq:LSCP): During the third quarter of 2006, the Fund tendered options to purchase 34,923 shares of common stock, realizing proceeds of $843,192 representing a gain of $843,192.

Metasolv, Inc. (OTCBB:MSLV): During the third quarter of 2006, the Fund sold 100,000 shares of common stock realizing proceeds of $304,970 representing a gain of $94,132.

Simtek Corporation (OTCBB:SRAM): During the quarter ended September 30, 2006, the Fund converted a $100,000 debenture into 454,545 shares of common stock. The Fund also purchased 1,265,823 shares of common stock and warrants to purchase 189,874 shares of common stock at $0.54 per share for $500,000.

Results of Operations for the Three Months Ended September 30, 2006

For the quarter ended September 30, 2006, the Fund had a net investment loss of $83,166 compared to a net investment loss of $484,803 for the third quarter of 2005. This change was due in part to an increase in investment income from $2,394 for the third quarter of 2005 to $358,288 for the comparable period of 2006. This increase in investment income was attributable to higher interest and dividend income for the third quarter of 2006. Interest income increased from $91,546 for the three months ended September 30, 2005 to $125,296 for the same period of 2006, primarily as a result of the recovery of interest income from iLinc Communications, Inc. that had been previously written off. Dividend income for the three-month period ended September 30, 2006, was $236,814 versus $45,661 for the same period in 2005 as a result of higher balances in 2006 of short-term treasury investments that earn dividends. There were no interest receivable write-offs during the three months ended September 30, 2006; however, during the comparable period of 2005, the Fund wrote off $140,199 of interest that was determined to be uncollectable.

Expenses decreased from $487,197 for the quarter ended September 30, 2005 to $441,454 for the third quarter of 2006. General and administrative expenses decreased for the third quarter of 2006 to $63,538 from $166,376 for the third quarter of 2005, primarily due to decreased travel, subscriptions, bank charges, and insurance expenses, offset by higher investor relations and director fee expenses. Interest expense decreased from $24,464 for the third quarter of 2005 to $0 for the comparable period of 2006 as a result of repayment of margin balances in June 2006. Legal and professional fees increased from $17,420 for the third quarter of 2005 to $140,140 in the same period of 2006 as a result of higher audit and consulting fees for the third quarter of 2006. These increased fees were a result of the Fund completing the 2003, 2004 and 2005 audits during 2006 and starting the reviews of 2006 quarterly financial information. Management fees decreased from $278,937 for the third quarter of 2005 to $237,776 for the third quarter of 2006 as a result of lower market values for portfolio investments at September 30, 2006.

Net change in unrealized appreciation for the quarter ended September 30, 2005 was $583,608. For the quarter ended September 30, 2006 net change in unrealized appreciation was a decrease of $2,379,862 as a result of fluctuations in market values of securities at each quarter end and the realization of gains or losses upon disposition of investments.

Realized gains decreased from $1,304,189 for the quarter ended September 30, 2005 to $874,823 for the same period in 2006. The difference is the result of fewer gains recorded from the sale of investments during the quarter ended September 30, 2006.

Results of Operations for the Nine Months Ended September 30, 2006

For the nine months ended September 30, 2006, the Fund experienced net investment loss in the amount of $890,871, compared to a net investment loss in the amount of $1,052,259 for the same period in 2005. This change was due in part to an increase in investment income from $302,771 for the nine months ended September 30, 2005 to $611,621 for the comparable period of 2006. This increase in investment income was partially attributable to higher dividend income being earned in 2006. Dividend income for the nine-month period ended September 30, 2006 was $347,037 versus $106,705 for the same period in 2005 as a result of higher balances in 2006 of short-term treasury investments that earn dividends. There were no interest receivable write-offs during the nine months ended September 30, 2006; however, during the comparable period of 2005, the Fund wrote off $140,199 of interest that was determined to be uncollectable.

Expenses increased from $1,355,030 for the nine months ended September 30, 2005 to $1,502,492 for the same period in 2006. General and administrative expenses decreased from $267,562 in the nine months ended September 30, 2005, to $235,777 for the same period in 2006, primarily due to lower subscription, and insurance expenses, offset by higher investor relations, printing, taxes, and director’s fee expenses in 2006. Legal and professional fees increased from $197,022 for the nine months ended September 30, 2005 to $483,288 for the nine months ended September 30, 2006 as a result of higher audit and consulting fees for the nine months ended September 30, 2006. These increased fees were a result of the Fund completing the 2003, 2004 and 2005 audits during 2006 and starting the reviews of 2006 quarterly financial information. Management fees decreased from $826,961 for the nine months ended September 30, 2005, to $723,239 for the same period in 2006, due to lower market values for portfolio investments at September 30, 2006.

Net change in unrealized appreciation on investments was a decrease of $15,768,269 for the nine months ended September 30, 2005, and $17,533,952 for the nine months ended September 30, 2006. The difference between the net change for the two periods is the result of fluctuations in market values of securities at each quarter end and the realization of gains or losses upon disposition of investments.

Realized gains increased from $5,493,584 for the nine months ended September 30, 2005 to $19,686,060 for the same period in 2006, as a result of gains earned from the sale of investments (primarily Laserscope) during the nine months ended September 30, 2006.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, net assets decreased from $54,188,943 at December 31, 2005 to $54,110,990 at September 30, 2006. This decrease is attributable to dividends declared of $1,339,190 partially offset by net income of 1,261,237 for the nine months ended September 30, 2006.

At the end of the third quarter of 2006, the Fund had cash and cash equivalents of $16,441,071 versus cash and cash equivalents of $8,396,052 at December 31, 2005. This increase is primarily attributable to the receipt of proceeds of $18,464,321 from the sale of Laserscope common stock. The Fund’s interest and dividends receivable increased from $48,226 at December 31, 2005 to $136,423 at September 30, 2006 due primarily to more dividends being recorded on higher short-term treasury investment balances. In addition, during the nine months ended September 30, 2006, the Fund purchased an additional promissory note and convertible debenture from Integrated Security Systems, Inc. and a convertible debeture from Pipeline Data, Inc.

During the nine months ended September 30, 2006, the Fund paid the accounts payable due to broker margin balance with part of the proceeds from the sale of Laserscope. Also, the dividend payable of $4,145,686 to shareholders of record as of December 30, 2005 was paid on January 12, 2006.

Accounts payable increased from $86,782 at December 31, 2005 to $119,313 at September 30, 2006 primarily due to the accrual of audit and consulting fees. Finally, accounts payable to affiliate decreased from $2,050,989 at December 31, 2005 to $673,763 at September 30, 2006, reflecting the payments of accrued management and incentive fees to the Fund’s investment adviser.

During the nine months ended September 30, 2006 the Fund paid $5,484,876 of dividends to shareholders of which $4,145,686 was capital gains dividend payable at December 31, 2005 and $1,339,190 of dividends declared during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Fund invested $2,984,342 in new and follow-on investments compared to $2,828,590 for the same period in 2005. During the nine months ended September 30, 2006, the Fund received $20,823,298 in proceeds from the sale of the securities of various portfolio companies, including $18,464,321 from the sale of Laserscope common stock and a recovery of $1,091,200 of the Fund’s original $3,135,000 investment in Dexterity Surgical, Inc. which had previously been written-off. During the same nine month period of 2005, the Fund received $11,964,359 in proceeds from the sale of portfolio company securities.

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

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended September 30, 2006 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

/s/ Russell Cleveland	November 14, 2006
Russell Cleveland, President and Chief Executive Officer (Principal Executive Officer)

/s/ Barbe Butschek	November 14, 2006
Barbe Butschek, Chief Financial Officer (Principal Financial Officer)