Form 10-Q
period 2004-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-12-19
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ________ .

Commission file number: 0-20671

Renaissance Capital Growth & Income Fund III, Inc.
(Exact name of registrant as specified in its charter)

TX	75-2533518
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
Yes __   No √ .

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
Yes __   No √ .

As of December 1, 2006, the issuer had 4,463,967 shares of common stock outstanding.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

ASSETS

	March 31, 2004	December 31, 2003

Cash and cash equivalents	$41,324,075	$35,255,687
Investments at fair value, cost of $36,446,147
and $33,747,037 at March 31, 2004 and
December 31, 2003, respectively	75,447,704	62,455,944
Accounts receivable - settlement with affiliate	3,775,872	3,775,872
Interest and dividends receivable	56,573	233,201
Prepaid and other assets	151,135	145,307

	$120,755,359	$101,866,011

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker	$27,004,331	$27,000,416
Accounts payable	121,119	57,273
Accounts payable - affiliate	730,935	1,703,398
Accounts payable - dividends	-	3,698,960

	27,856,385	32,460,047

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
20,000,000 shares; 4,561,618 issued;
4,351,718 shares outstanding	4,561,618	4,561,618
Additional paid-in-capital	36,531,243	37,058,788
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	14,539,523	811,618
Net unrealized appreciation of investments	39,001,557	28,708,907

Net assets, equivalent to $21.35 and $15.95
per share at March 31, 2004 and
December 31, 2003, respectively	92,898,974	69,405,964

	$120,755,359	$101,866,011

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

		March 31, 2004
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

Dexterity Surgical, Inc. -
Convertible debenture (2)	9.00%	12/19/04	$1,316,282	$-	0.00%

Digital Learning Management Corp. -
Convertible debenture (2)	7.00	02/27/11	1,000,000	2,863,534	3.80

iLinc Communications, Inc. -
Convertible redeemable note (2)	12.00	03/29/12	500,000	500,000	0.66

Gasco Energy, Inc. -
Convertible debenture (2)	8.00	10/15/08	625,000	2,020,834	2.68

Integrated Security Systems, Inc. -
Promissory notes (4)	8.00	09/30/04	525,000	525,000	0.70
Promissory notes (4)	7.00	10/01/04	200,000	200,000	0.26

Simtek Corporation -
Convertible debenture	7.50	06/28/09	1,000,000	5,000,000	6.63
			$5,166,282	$11,109,368	14.73%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		March 31, 2004
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments
Other Portfolio Investments -
Convertible Debentures and
Promissory Notes

Interpool, Inc. -
Convertible debenture (2)	9.25%	12/27/22	$375,000	$375,000	0.50%
			$375,000	$375,000	0.50%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		March 31, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

CaminoSoft Corp. -
Common stock	1,750,000	$4,000,000	$1,032,500	1.37%
Common stock (2)	1,539,414	1,150,000	908,254	1.20
Common stock (2)	250,000	125,000	147,500	0.20

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	770,383	1.02
Series B, preferred stock (1)(3)	25,646	620,329	1,849,928	2.45
Series C, preferred stock (1)(3)	28,929	699,734	2,085,893	2.76
Series New C, preferred stock (1)(3)	22,319	360,000	360,000	0.48

Fortune Natural Resources Corp. -
Common stock	1,262,394	500,500	-	0.00

Gaming & Entertainment Group, Inc.-
Common stock	500,000	500,000	600,000	0.80

Gasco Energy, Inc. -
Common stock	500,000	625,000	970,000	1.28

Global Axcess Corporation -
Common stock (2)	4,766,666	1,261,667	2,955,333	3.92

Integrated Security Systems, Inc. -
Common stock (2)	24,468,649	5,037,238	16,638,681	22.05
Series D, preferred stock (2)	187,500	150,000	150,000	0.20

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		March 31, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Inyx, Inc. -
Common stock (2)	300,000	300,000	330,000	0.44

Laserscope -
Common stock	600,000	750,000	11,868,000	15.73

Poore Brothers, Inc. -
Common stock (2)	1,686,357	1,748,170	5,379,479	7.13

Simtek Corp. -
Common stock	1,000,000	195,000	1,560,000	2.07
Common stock - private placement (2)	550,661	500,000	859,031	1.14

ThermoView Industries, Inc. -
Common stock	234,951	563,060	117,476	0.16

Miscellaneous Securities		-	2,748,849	3.64
		$23,777,905	$51,331,307	68.04%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		March 31, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AdStar, Inc. -
Common stock (2)	269,231	$350,000	$619,231	0.82%

Capital Senior Living Corp -
Common stock	57,100	146,335	353,449	0.47

CNE Group, Inc. -
Common stock (2)	125,000	250,000	100,000	0.13

Dave & Busters, Inc. -
Common stock	100,000	653,259	1,505,000	1.99

iLinc Communications, Inc.-
Common stock	48,266	27,033	47,301	0.06

Flamel Technologies, S.A. -
Common stock	25,000	131,869	647,500	0.86

Franklin Covey -
Common stock	207,876	293,251	519,690	0.69

Gasco Energy, Inc. -
Common stock	750,000	639,105	1,455,000	1.93

Inet Technologies, Inc. -
Common stock	46,600	237,275	574,578	0.76

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		March 31, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Intrusion, Inc. -
Convertible preferred stock	159,033	500,000	500,000	0.66

Medical Action Industries, Inc. -
Common stock	25,000	292,329	510,750	0.68

Precis, Inc. -
Common stock	200,700	1,372,417	746,604	0.99

Stonepath Group, Inc. -
Common stock	281,240	448,500	1,091,211	1.44

Tarantella, Inc. -
Common stock	714,286	1,000,000	1,585,715	2.10

US Home Systems, Inc. -
Common stock	110,000	535,587	1,237,500	1.64

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	1,138,500	1.51

		7,126,960	12,632,029	16.73%
		$36,446,147	$75,447,704	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$14,688,357	$33,846,877	44.86%
Unrestricted Securities		$14,660,520	$33,060,774	43.82%
Other Securities (5)		$7,097,270	$8,540,053	11.32%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2003
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments

Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

Dexterity Surgical, Inc. -
Convertible debenture (2)	9.00%	12/19/04	$1,316,282	$375,000	0.60%

iLinc Communications, Inc. -
Convertible redeemable note (2)	12.00	03/29/12	500,000	500,000	0.80

Gasco Energy, Inc. -
Convertible debenture (2)	8.00	10/15/08	625,000	1,333,334	2.13

Integrated Security Systems, Inc. -
Promissory notes (4)	8.00	09/30/04	525,000	525,000	0.84
Promissory notes (4)	7.00	10/01/04	200,000	200,000	0.32

Simtek Corporation -
Convertible debenture	7.50	06/28/09	1,000,000	3,846,155	6.16
			$4,166,282	$6,779,489	10.85%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2003
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments
Other Portfolio Investments -
Convertible Debentures and
Promissory Notes

Interpool, Inc. -
Convertible debenture (2)	9.25%	12/27/22	$375,000	$375,000	0.60%
			$375,000	$375,000	0.60%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2003
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Bentley Pharmaceuticals, Inc. -
Common stock	63,450	$79,313	$843,885	1.22%

CaminoSoft Corp. -
Common stock	1,750,000	4,000,000	647,500	1.04
Common stock (2)	1,539,414	1,150,000	569,583	0.91
Common stock (2)	250,000	125,000	92,500	0.15

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	770,383	1.23
Series B, preferred stock (1)(3)	25,646	620,329	1,849,928	2.96
Series C, preferred stock (1)(3)	28,929	699,734	2,085,893	3.34
Series New C, preferred stock (1)(3)	22,319	360,000	360,000	0.58

Fortune Natural Resources Corp. -
Common stock	1,262,394	500,500	138,863	0.22

Gasco Energy, Inc. -
Common stock	250,000	250,000	320,000	0.51

Global Axcess Corporation -
Common stock (2)	1,400,000	350,000	504,000	0.81

Integrated Security Systems, Inc. -
Common stock (2)	24,164,301	4,973,166	8,940,791	14.32
Series D, preferred stock (2)	187,500	150,000	83,250	0.13

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2003
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Inyx, Inc. -
Common stock (2)	300,000	300,000	414,000	0.66

Laserscope -
Common stock	1,200,000	1,500,000	18,708,000	29.96

Poore Brothers, Inc. -
Common stock (2)	1,686,357	1,748,170	5,716,750	9.15

Simtek Corp. -
Common stock	1,000,000	195,000	1,200,000	1.92
Common stock - private placement (2)	550,661	500,000	660,793	1.06

ThermoView Industries, Inc. -
Common stock	234,951	563,060	148,019	0.24

Miscellaneous Securities		-	898,497	1.44
		$22,756,479	$44,952,635	71.98%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2003
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AdStar, Inc. -
Common stock (2)	269,231	$350,000	$538,462	0.86%

Blue Rhino Corp. -
Common stock	40,000	476,999	555,600	0.89

Capital Senior Living Corp -
Common stock	57,100	146,335	335,748	0.54

CNE Group, Inc. -
Common stock (2)	125,000	250,000	66,250	0.11

Dave & Busters, Inc. -
Common stock	100,000	653,259	1,268,000	2.03

iLinc Communications, Inc. -
Common stock	48,266	27,033	43,439	0.07

Flamel Technologies, S.A. -
Common stock	50,000	360,143	1,339,500	2.14

Franklin Covey -
Common stock	207,876	293,251	582,053	0.93

Gasco Energy, Inc. -
Common stock	750,000	639,105	960,000	1.54

I-Flow Corporation -
Common stock	50,000	117,043	696,000	1.11

Inet Technologies, Inc. -
Common stock	46,600	237,275	559,200	0.90

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2003
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Medical Action Industries, Inc. -
Common stock	25,000	292,329	467,750	0.75

Precis, Inc. -
Common stock	200,700	1,372,417	778,716	1.25

Stonepath Group, Inc. -
Common stock	281,240	448,500	635,602	1.02

US Home Systems, Inc. -
Common stock	110,000	535,587	1,221,000	1.95

Vaso Active Pharmaceuticals, Inc. -
Common stock	50,000	250,000	301,500	0.48

		6,449,276	10,348,820	16.57%
		$33,747,037	$62,455,944	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$12,712,618	$20,169,713	32.29%
Unrestricted Securities		$13,937,149	$35,596,530	57.00%
Other Securities (5)		$7,097,270	$6,689,701	10.71%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2004	2003 (restated)
Income:
Interest income	$79,963	$306,345
Dividend income	20,983	1,106,009
Other income	28,282	-

	129,228	1,412,354

Expenses:
General and administrative	103,364	75,048
Interest expense	13,406	10,033
Legal and professional fees	129,873	58,165
Management fee to affiliate	410,131	178,476

	656,774	321,722

Net investment income (loss)	(527,546)	1,090,632

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation of investments	10,292,651	(7,408,956)
Net realized gain on investments	14,163,079	830,815

Net gain (loss) on investments	24,455,730	(6,578,141)

Net income (loss)	$23,928,184	$(5,487,509)

Net income (loss) per share	$5.50	$(1.26)

Weighted average shares outstanding	4,351,718	4,351,718

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31,

	2004	2003 (restated)
From operations:
Net investment income (loss)	$(527,546)	$1,090,632
Net realized gain on investments	14,163,079	830,815
Net increase (decrease) in unrealized
appreciation on investments	10,292,651	(7,408,956)

Net income (loss)	23,928,184	(5,487,509)

From distributions to stockholders:
Common stock dividends declared from
realized capital gains	(435,174)	(435,172)

Total increase (decrease) in net assets	23,493,010	(5,922,681)

Net assets:
Beginning of period	69,405,964	46,103,648

End of period	$92,898,974	$40,180,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2004	2003 (restated)
Cash flows from operating activities:
Net income (loss)	$23,928,184	$(5,487,509)
Adjustments to reconcile net income to
net cash provided by operating activities:
Net change in unrealized appreciation on investments	(10,292,651)	7,408,956
Net realized gain on investments	(14,163,079)	(830,815)
(Increase) decrease in interest and dividends receivable	176,628	(389,997)
Increase in accounts receivable-settlement with affiliate	-	(211,977)
(Increase) decrease in prepaid and other assets	(5,828)	18,493
Increase in accounts payable	63,846	8,826
Increase (decrease) in accounts payable-affiliate	(972,463)	164,282
Increase in due to broker	3,915	10,002,828
Purchase of investments	(4,350,738)	(2,150,073)
Proceeds from sale of investments	15,814,708	1,119,662

Net cash provided by operating activities	10,202,522	9,652,676

Cash flows from financing activities:
Cash dividends paid	(4,134,134)	(435,172)

Net increase in cash and cash equivalents	6,068,388	9,217,504
Cash and cash equivalents at beginning
of the period	35,255,687	10,968,001

Cash and cash equivalents at end of period	$41,324,075	$20,185,505

Cash paid during the period
Interest	$13,406	$10,033

See accompanying notes

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2004

Note 1 -          Organization and Business Purpose

Renaissance Capital Growth & Income Fund III, Inc. (the “Fund”), a Texas corporation, was formed on January 20, 1994. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which RENN Capital Group, Inc. (the “Investment Adviser”), believes offer the opportunity for growth. The Fund is a non-diversified closed-end fund and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

Note 2 -          Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, which reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the interim periods. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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
March 31, 2004

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

Net Income (Loss) Per Share

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

Note 4 -          Management and Incentive Fees

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940 (the "Advisers Act"). Pursuant to an Investment Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2004

Note 4 -         Management and Incentive Fees, continued

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $410,131 and $178,476 for management fees during the quarter ended March 31, 2004 and 2003, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital loss on each class of security without netting net unrealized capital gains on other classes of securities. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained, no incentive fee was recorded during the quarters ended March 31, 2004 and 2003.

•
The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $158,281 and $0 during the quarter ended March 31, 2004 and 2003, respectively.

As of March 31, 2004 and December 31, 2003, the Fund had an account payable to the Investment Advisor of $730,935 and $1,703,398, respectively, for the amount due for the fees and expense reimbursements above.

As explained in Note 9, during 2005, the Investment Adviser resolved a dispute with the staff of the Securities and Exchange Commission involving the appropriate interpretation of section 205(b)(3) of the Advisers Act. As part of the settlement, the Investment Adviser agreed to pay $2,851,362 as a reduction of incentive fees for the period from inception through December 31, 2003. The Fund reported a receivable of $3,775,872 as of March 31, 2004 and December 31, 2003 to reflect the settlement which included interest income of $924,510, of which $45,813 was reflected as interest income during the three months ended March 31, 2003.

Note 5 -          Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the 1940 Act, at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at March 31, 2004.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2004

Note 5 -          Eligible Portfolio Companies and Investments, continued

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2004

Note 6 -          Valuation of Investments, continued

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

As of March 31, 2004, and December 31, 2003, the net unrealized appreciation associated with investments held by the Fund was $39,001,557 and $28,708,907, respectively. For the periods ended March 31, 2004 and December 31, 2003, the Fund had gross unrealized gains of $49,170,807 and $39,158,309, respectively, and gross unrealized losses of $10,169,250 and $10,449,402, respectively.

Note 7 -          Restricted Securities

As indicated on the schedules of investments as of March 31, 2004 and December 31, 2003, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (See Note 6).

Note 8            Distributions to Shareholders

During the three months ended March 31, 2004 and March 31, 2003, the Fund declared dividends of $435,174 and $435,172 respectively. The dividends declared represent a distribution of capital gains.

Note 9            Settlement with the Investment Advisor

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2004

Note 9             Settlement with the Investment Advisor, continued

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

The effect of the SEC settlement, was reflected retroactively. As such the effect of the adjustments in incentive fees were reported in prior years as though the agreed methodology had been in place since inception. Interest received by the fund upon settlement was allocated to the years in which it was earned. The $100,000 penalty received upon settlement was reflected in the year settlement was reached (2005).

Note 10          Restatements

Subsequent to the previous issuance of financial statements for 2003, the Investment Adviser determined that the method used in valuing certain unregistered securities was inappropriate based upon changes in SEC guidelines. For this reason, the unrealized gains on those securities was increased.

Because of the changes in the Fund’s net assets resulting from the settlement with the SEC as disclosed in Note 9 and the revaluation of investments, the Fund recomputed the management fee explained in Note 4 resulting in an increase in management fees of $251,764 from inception through December 31, 2003.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2004

Note 10          Restatements, continued

The effect of the SEC settlement disclosed in Note 9 was reflected as a prior period adjustment. As such the effect of the adjustments in incentive fees were reported in prior years as though the agreed methodology had been in place since inception. Interest received by the Fund upon settlement was allocated to the years in which it was earned. The penalty received upon settlement was reflected in the year settlement was reached (2005).

The Fund also reported the effect of the revaluation of investments discussed above as a prior period adjustment.

The resultant increase in management fees disclosed was allocated to each period based on the recalculation of net assets as restated.

The Fund reflected these adjustments retrospectively for the three months ended March 31, 2003 as follows:

Net loss as originally reported	$(4,336,226)

Increase in interest income	45,813

Decrease in net change in unrealized
appreciation (depreciation) on investments	(1,347,760)

Reduction in incentive fees	166,163

Increase in management fees	(15,499)

Net loss, as restated	$(5,487,509)

Net loss per share for the three months ended March 31, 2003 was adjusted as follows:

As originally reported	$(1.00)
Adjustment	(.26)

As restated	$(1.26)

Note 11 -        Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Adviser an incentive fee equal to 20% of the funds cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Adviser until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $7,831,661 as of December 31, 2003.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2004

Note 12 -        Financial Highlights - unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003 (restated)
Net asset value, beginning of period	$15.95	$10.59
Net investment loss	(.12)	(.24)
Net realized and unrealized gain on investments	5.62	6.85

Total return from investment operations	5.50	6.61

Distributions	(.10)	(1.25)

Net asset value, end of period	$21.35	$15.95

Per share market value, end of period	$17.24	$6.75

Portfolio turnover rate (quarterly)	6.58%	2.89%
Quarterly return (a)	28.75%	(14.12)%
Ratio to average net assets (quarterly) (b):
Net investment income (loss)	(0.65)%	.25%
Expenses, excluding incentive fees	.81%	(1.51)%
Expenses, including incentive fees	.81%	(1.26)%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended March 31, 2004:

Bentley Pharmaceuticals, Inc. (AMEX:BNT) During the first quarter of 2004, the Fund sold 63,450 shares of common stock in the open market realizing proceeds of $860,247, representing a gain of $780,934.

Blue Rhino Corporation (NASDAQ:RINO) During the first quarter of 2004, the Fund sold 40,000 shares of common stock in the open market realizing proceeds of $667,217, representing a gain of $190,218.

CNE Group, Inc. (AMEX:CNE) During the first quarter of 2004, the Fund sold 125,000 shares of common stock realizing proceeds of $30,079, representing a loss of $219,921.

Digital Learning Institute (OTCBB:DGTL) During the first quarter of 2004, the Fund bought a $1,000,000 - 7% convertible debenture.

Flamel Technologies S.A. (Nasdaq:FLML) During the first quarter of 2004, the Fund sold 25,000 shares of common stock realizing proceeds of $748,280, representing a loss of $520,005.

Gaming & Entertainment Group, Inc. (OTCBB:GMEI) In the quarter ended March 31, 2004, the Fund purchased 500,000 shares of common stock for $500,000 and received warrants to purchase 500,000 shares of common stock at $1.50 per share.

Gasco Energy, Inc. (AMEX:GSX) During the quarter ended March 31, 2004, the Fund received options to purchase 12,500 shares of common stock in connection with John Schmit’s service on the board of directors of Gasco. The Fund also purchased 250,000 shares of common stock for $375,000.

Global Axcess Corporation (OTCBB:GLXS) During the quarter ended March 31, 2004, the Fund exercised warrants to purchase 700,000 shares of common stock. The Fund immediately sold those 700,000 shares of common stock realizing proceeds of $245,000. The Fund also acquired 2,666,667 shares of common stock and warrants to purchase 5,333,333 shares of common stock at prices ranging from $0.35 to $1.00 for $666,667.

I-Flow Corporation (Nasdaq:IFLO) In the quarter ended March 31, 2004, the Fund sold 50,000 shares of common stock realizing proceeds of $635,173, representing a loss of $518,130.

Integrated Security Systems, Inc. (OTC:IZZI) In the first quarter of 2004, the Fund received common stock of the Company as payment in kind for interest on 8% Promissory Notes owned by the Fund. In total, the Fund received 77,331 shares of IZZI having an imputed cost of $19,830 as payment in kind for interest on the notes. The Fund also received 26,756 shares of common stock of the Company as payment in kind for Russell Cleveland’s director’s fee, having an imputed cost of $4,242. In addition, the Fund exercised warrants to purchase 200,000 shares of the Company's common stock. The Fund allowed warrants to purchase 364,299 shares of common stock to expire.

Intrusion, Inc. (Nasdaq:INTZ) In the first quarter of 2004, the Fund bought a 100,000 shares of 5% preferred stock for $500,000 and received warrants to purchase 222,646 shares of common stock at $0.78 per share. Subsequent to that purchase, the company declared a 1-for-4 reverse stock split.

Laserscope, Inc. (Nasdaq:LSCP) In the first quarter of 2004, the Fund sold 600,000 shares of common stock realizing proceeds of $12,881,396, representing a gain of $12,131,396.

Tarantella, Inc. (Nasdaq:TTLA) In the first quarter of 2004, the Fund bought 917,048 shares of common stock and warrants to purchase 142,857 shares of common stock for $1,186,541.

Vaso Active Pharmaceuticals, Inc. (OTCBB:VAPH) In the first quarter of 2004, the company declared a 3-for-1 stock split. At the end of the quarter, the Fund owned 150,000 shares of common stock.

Results of Operations for the Quarter Ended March 31, 2004

For the quarter ended March 31, 2004, the Fund had net investment loss of $527,546 compared to net investment income of $1,090,632 for the first quarter of 2003. This change was due in large part to a decrease in investment income from $1,412,354 for the first quarter of 2003 to $129,228 for the comparable period of 2004. This decrease in investment income was primarily attributable to a decrease in dividend income from $1,106,009 for the quarter ended March 31, 2003 to $20,983 for the quarter ended March 31, 2004, as a result of no dividend declarations being made by portfolio companies in the quarter ended March 31, 2004. In addition, interest income decreased in the first quarter of 2004 due to debt positions being converted to equity, and cash holdings being held in short term treasury funds that earn dividends instead of interest. Also, there was no settlement interest from affiliate accrued for the first quarter of 2004.

Investment expenses increased from $321,722 for the quarter ended March 31, 2003 to $656,774 for the quarter ended March 31, 2004. General and administrative expenses increased for the first quarter of 2004 to $103,364 from $75,048 for the first quarter of 2003, as a result of higher travel, investor relations, marketing, insurance, postage, and bank charges for the quarter ended March 31, 2004. Legal and professional fees increased from $58,165 for the first quarter of 2003 to $129,873 for the first quarter of 2004, as a result of rights offering and consulting expenses in the first quarter of 2004. Management fees increased from $178,476 for the first quarter of 2003 to $410,131 for the comparable period of 2004 as a result of higher market values for portfolio investments during the period.

The net change in unrealized appreciation decreased $7,408,956 for the quarter ended March 31, 2003. The net change in unrealized appreciation increased $10,292,651 for the quarter ended March 31, 2004. This change was due to the fluctuation of market values at each quarter end and the realization of gains upon the disposition of investments.

Net realized gains increased from $830,815 for the quarter ended March 31, 2003 to $14,163,079 for the same period of 2004, as a result of more gains being earned from the sale of investments during the quarter ended March 31, 2004.

Liquidity and Capital Resources

For the three months ended March 31, 2004, net assets increased from $69,405,964 at December 31, 2003, to $92,898,974 at March 31, 2004. This increase is primarily attributable to an increase in distributable net capital gains from proceeds from the sale of investments and an increase in net unrealized appreciation. This increase was partially offset by the net investment loss in the quarter ended March 31, 2004.

At the end of the first quarter of 2004, the Fund had cash and cash equivalents of $41,324,075 versus cash and cash equivalents of $35,255,687 at December 31, 2003. This increase was primarily attributable to the receipt of proceeds from the sale of investments including Laserscope, Bentley Pharmaceutical, Inc. and
I-Flow Corporation, offset with the January 2004 payment of the dividend payable at December 31, 2003, and the purchase of new or follow-on investments. The Fund’s interest and dividends receivable decreased from $233,201 at December 31, 2003 to $56,573 at March 31, 2004 primarily due to no dividend declarations being made by portfolio companies in the quarter ended March 31, 2004.

Accounts payable increased from $57,273 at December 31, 2003, to $121,119 at March 31, 2004 primarily due to the accrual of rights offering and consulting expenses during the quarter ended March 31, 2004. Accounts payable to affiliate decreased from $1,703,398 at December 31, 2003 to $730,935 at March 31, 2004 due to the payment of the 2003 incentive fee to the Fund’s investment adviser.

During the quarter ended March 31, 2004 the Fund paid $4,134,134 of dividends to shareholders of which $3,698,960 was capital gains dividend payable at December 31, 2003 and $435,174 of dividends declared and payable during the quarter ended March 31, 2004.

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

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended March 31, 2004 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the first quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

                None

Item 3.    Defaults Upon Senior Securities

                None

Item 4.   Submission of Matters to a Vote of Security Holders

                None

Item 5.   Other Information

                None

Item 6.   Exhibits

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

/s/ Russell Cleveland	December 19, 2006
Russell Cleveland, President and
Chief Executive Officer (Principal Executive Officer)

/s/ Barbe Butschek	December 19, 2006
Barbe Butschek, Chief Financial Officer
(Principal Executive Officer)