Form 10-Q
period 2004-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-12-19
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes ☐ No ☒

As of December 15, 2006, the issuer had 4,463,967 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

ASSETS

	June 30, 2004	December 31, 2003

Cash and cash equivalents	$44,335,918	$35,255,687
Investments at fair value, cost of $35,867,649
and $33,747,037 at June 30, 2004 and
December 31, 2003, respectively	63,288,277	62,455,944
Accounts receivable - settlement with affiliate	3,775,872	3,775,872
Interest and dividends receivable	68,577	233,201
Prepaid and other assets	7,759	145,307

	$111,476,403	$101,866,011
LIABILITIES AND NET ASSETS

Liabilities:
Due to broke	$31,499,196	$27,000,416
Accounts payable	83,609	57,273
Accounts payable - affiliate	1,043,709	1,703,398
Accounts payable - dividends	-	3,698,960

	32,626,514	32,460,047
Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
20,000,000 shares; 4,561,618 issued;
4,351,718 shares outstanding	4,561,618	4,561,618
Additional paid-in-capital	35,960,535	37,058,788
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	12,642,075	811,618
Net unrealized appreciation of investments	27,420,628	28,708,907

Net assets, equivalent to $18.12 and $15.95
per share at June 30, 2004 and
December 31, 2003, respectively	78,849,889	69,405,964
	$111,476,403	$101,866,011

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

		June 30, 2004
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments

Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

Digital Learning Management Corp. -
Convertible debenture (2)	7.00%	02/27/11	$1,000,000	$2,684,563	4.24%

iLinc Communications, Inc. -
Convertible redeemable note (2)	12.00	03/29/12	500,000	500,000	0.79

Gasco Energy, Inc. -
Convertible debenture (2)	8.00	10/15/08	625,000	2,031,251	3.21

Integrated Security Systems, Inc. -
Promissory notes (4)	8.00	09/30/04	525,000	525,000	0.83
Promissory notes (4)	7.00	10/01/04	200,000	200,000	0.32

Simtek Corporation -
Convertible debenture	7.50	06/28/09	1,000,000	2,275,641	3.60
			$3,850,000	$8,216,455	12.99%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

		June 30, 2004
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments

Other Portfolio Investments -
Convertible Debentures and
Promissory Notes

Interpool, Inc. -
Convertible debenture (2)	9.25%	12/27/22	$375,000	$375,000	0.59%
			$375,000	$375,000	0.59%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

		June 30, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments

Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

CaminoSoft Corp. -
Common stock	1,750,000	$4,000,000	$700,000	1.11%
Common stock (2)	1,539,414	1,150,000	615,766	0.97
Common stock (2)	250,000	125,000	100,000	0.16

eOriginal, Inc.
Series A, preferred stock (1)(3)	10,680	4,692,207	387,656	0.61
Series B, preferred stock (1)(3)	25,646	620,329	1,052,420	1.66
Series C, preferred stock (1)(3)	28,929	699,734	1,186,660	1.88
Series New C, preferred stock (1)(3)	22,319	360,000	204,803	0.32

Gaming & Entertainment Group, Inc.-
Common stock	500,000	500,000	335,000	0.53

Gasco Energy, Inc. -
Common stock	500,000	625,000	975,000	1.54

Global Axcess Corporation -
Common stock (2)	4,766,666	1,261,667	2,431,000	3.84

Integrated Security Systems, Inc. -
Common stock (2)	26,898,362	5,523,298	11,566,296	18.28
Series D, preferred stock (2)	187,500	150,000	96,750	0.15

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

		June 30, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments

Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Inyx, Inc. -
Common stock (2)	300,000	300,000	270,000	0.43

Laserscope -
Common stock	600,000	750,000	16,530,000	26.12

Poore Brothers, Inc. -
Common stock (2)	1,686,357	1,748,170	4,232,756	6.69

PracticeXpert, Inc. -
Common stock (2)	4,166,667	500,000	1,166,666	1.84

Simtek Corp. -
Common stock	1,000,000	195,000	710,000	1.12
Common stock - private placement (2)	550,661	500,000	390,969	0.62

ThermoView Industries, Inc. -
Common stock	234,951	563,060	91,631	0.14

Miscellaneous Securities		-	1,169,986	1.85
		$24,263,465	$44,213,359	69.86%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

		June 30, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments

Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AdStar, Inc. -
Common stock (2)	269,231	$350,000	$592,308	0.94%

Capital Senior Living Corp -
Common stock	57,100	146,335	274,651	0.43

CNE Group, Inc. -
Common stock (2)	125,000	250,000	48,750	0.08

Dave & Busters, Inc. -
Common stock	100,000	653,259	1,879,000	2.97

iLinc Communications, Inc. -
Common stock	48,266	27,033	43,922	0.07

Flamel Technologies, S.A. -
Common stock	25,000	131,868	615,750	0.97

Franklin Covey -
Common stock	207,876	293,251	540,478	0.85

Gasco Energy, Inc. -
Common stock	750,000	639,105	1,462,500	2.31

Inet Technologies, Inc. -
Common stock	96,600	692,000	1,204,602	1.90

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

		June 30, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments

Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Intrusion, Inc. -
Convertible preferred stock	159,033	500,000	377,862	0.60

Medical Action Industries, Inc. -
Common stock	25,000	292,329	460,000	0.73

Precis, Inc. -
Common stock	200,700	1,372,417	503,757	0.80

Stonepath Group, Inc. -
Common stock	131,240	246,000	280,854	0.44

Tarantella, Inc. -
Common stock	714,286	1,000,000	1,321,429	2.09

US Home Systems, Inc. -
Common stock	110,000	535,587	787,600	1.24

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	90,000	0.14

		7,379,184	10,483,463	16.56%
		$35,867,649	$63,288,277	100.00%
Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$14,358,135	$27,102,075	42.82%
Unrestricted Securities		$14,412,244	$31,459,677	49.71%
Other Securities (5)		$7,097,270	$4,726,525	7.47%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2004	2003 (restated)

Income:
Interest income	$91,038	$132,767
Dividend income	30,821	55,221
Other income	5,308	1,553

	127,167	189,541
Expenses:
General and administrative	107,000	118,132
Interest expense	14,621	28,411
Legal and professional fees	227,857	22,349
Management fee to affiliate	348,396	242,343

	697,874	411,235

Net investment loss	(570,707)	(221,694)

Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation of investments	(11,580,931)	15,040,741
Net realized gain (loss) on investments	(1,462,277)	150,484

Net gain (loss) on investments	(13,043,208)	15,191,225

Net income (loss)	$(13,613,915)	$14,969,531

Net income (loss) per share	$(3.13)	$3.44

Weighted average shares outstanding	4,351,718	4,351,718

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2004	2003 (restated)

Income:
Interest income	$171,001	$439,112
Dividend income	51,804	1,161,230
Other income	33,590	1,553

	256,395	1,601,895
Expenses:
General and administrative	210,364	193,180
Interest expense	28,027	38,444
Legal and professional fees	357,730	80,514
Management fee to affiliate	758,527	420,819

	1,354,648	732,957

Net investment income (loss)	(1,098,253)	868,938

Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation of investments	(1,288,280)	7,631,785
Net realized gain on investments	12,700,802	981,299

Net gain on investments	11,412,522	8,613,084

Net income	$10,314,269	$9,482,022

Net income per share	$2.37	$2.18

Weighted average shares outstanding	4,351,718	4,351,718

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended June 30,
	2004	2003 (restated)

From operations:
Net investment income (loss)	$(1,098,253)	$868,938
Net realized gain on investments	12,700,802	981,299
Net change in unrealized
appreciation on investments	(1,288,280)	7,631,785

Net income	10,314,269	9,482,022

From distributions to stockholders:
Common stock dividends declared
from realized capital gains	(870,344)	(1,406,919)

Total increase in net assets	9,443,925	8,075,103

Net assets:
Beginning of period	69,405,964	46,103,648

End of period	$78,849,889	$54,178,751

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2003 (restated)

Cash flows from operating activities:
Net income	$10,314,269	$9,482,022
Adjustments to reconcile net income to net cash
provided by operating activities:
Net decrease (increase) in unrealized
appreciation on investments	1,288,280	(7,631,785)
Net realized gain on investments	(12,700,802)	(981,299)
(Increase) decrease in interest and
dividends receivable	164,624	(465,646)
Increase in accounts receivable-
settlement with affiliate	-	(287,886)
(Increase) decrease in prepaid and
other assets	137,548	(73,190)
Increase in accounts payable	26,336	9,526
Increase (decrease) in accounts payable-
affiliate	(659,689)	155,308
Increase in due to broker	4,498,780	25,490,441
Purchase of investments	(5,791,524)	(3,676,266)
Proceeds from sale of investments	16,371,713	3,031,501
Repayment of debentures and notes	-	22,457

Net cash provided by operating activities	13,649,535	25,075,183

Cash flows from financing activities:
Cash dividends paid	(4,569,304)	(870,344)

Net increase in cash and cash equivalents	9,080,231	24,204,839
Cash and cash equivalents at beginning
of the period	35,255,687	10,968,001

Cash and cash equivalents at end of period	$44,335,918	$35,172,840

Cash paid during the period
Interest	$28,027	$38,444

See accompanying notes

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2004

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
June 30, 2004

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2004

Note 4 -	Management and Organization Fees, continued

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $758,527 and $420,819 for management fees during the six months ended June 30, 2004 and 2003, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital loss on each class of security without netting net unrealized capital gains on other classes of securities. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained, no incentive fee was recorded during the six months ended June 30, 2004 and 2003.

•
The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $161,721 and $1,552 during the six months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004 and December 31, 2003, the Fund had an account payable of $1,043,709 and $1,703,398, respectively, for the amount due for the fees and expense reimbursements above.

As explained in Note 9, during 2005, the Investment Adviser resolved a dispute with the staff of the Securities and Exchange Commission involving the appropriate interpretation of section 205(b)(3) of the Advisers Act. As part of the settlement, the Investment Adviser agreed to pay $2,851,362 as a reduction of incentive fees for the period from inception through December 31, 2003. The Fund reported a receivable of $3,775,872 as of June 30, 2004 and December 31, 2003 to reflect the settlement which included interest income of $924,510, of which $91,626 was reflected as interest income during the six months ended June 30, 2003.

Note 5 -	Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at June 30, 2004.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2004

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2004

Note 6 -	Valuation of Investment, continued

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

As of June 30, 2004, and December 31, 2003, the net unrealized appreciation associated with investments held by the Fund was $27,420,628 and $28,708,907, respectively. For the periods ended June 30, 2004 and December 31, 2003, the Fund had gross unrealized gains of $37,920,367 and $39,158,309, respectively, and gross unrealized losses of $10,499,739 and $10,449,402, respectively.

Note 7 -	Restricted Securities

As indicated on the schedules of investments as of June 30, 2004 and December 31, 2003, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (See Note 6).

Note 8 -	Distributions to Shareholders

During the three months ended June 30, 2003, the Fund declared dividends of $435,172, resulting in total declared dividends for the six months ended June 30, 2003 of $1,406,919. During the three months ended June 30, 2004, the Fund declared dividends of $435,170, resulting in total declared dividends for the six months ended June 30, 2004 of $870,344.

Note 9 -	Settlement with Securities and Exchange Commission

During 2004, the staff (“Staff”) of the Securities and Exchange Commission (“SEC”) informed the Fund’s counsel of significant potential regulatory issues in connection with the Staff’s review of a registration statement for a proposed rights offering. On December 1, 2005, the Investment Adviser consented, without admitting or denying the findings, to the entry of an order by the SEC instituting public administrative and cease and desist proceedings and imposing remedial sanctions (the “Order”).

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2004

Note 9 -	Settlement with Securities and Exchange Commission, continued

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

Note 10 -	Restatement

Subsequent to the previous issuance of financial statements for 2003, the Investment Adviser determined that the method used in valuing certain unregistered securities was inappropriate based upon changes in SEC guidelines. For this reason, the unrealized gains on those securities was increased (decreased) as appropriate.

Because of the changes in the Fund’s net assets resulting from the settlement with the SEC as disclosed in Note 9 and the revaluation of investments, the Fund recomputed the management fee explained in Note 4 resulting in an increase in management fees of $251,764 from inception through December 31, 2003.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2004

Note 10 -	Restatements, continued

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

The Fund also reported the effect of the revaluation of investments discussed above as a prior period adjustment.

The resultant increase in management fees was allocated to each period based on the recalculation of net assets as restated.

The Fund reflected these adjustments retrospectively for the three and six months ended June 30, 2003 as follows:

	Three months ended	Six months ended
	June 30, 2003	June 30, 2003

Net income as originally reported	$14,912,660	$10,096,729

Increase in interest income	45,813	91,626

Decrease in net change in unrealized
appreciation on investments	(597)	(868,652)

Reduction in incentive fees	30,097	196,260

Increase in management fees	(18,442)	(33,941)

Net income, as restated	$14,696,531	$9,482,022

Earnings per share for the three and six months ended June 30, 2003 was adjusted as follows:

As originally reported	$3.43	$2.32
Adjustment	.01	(.14)

As restated	$3.44	$2.18

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2004

Note 11 -	Commitments and Contingencies

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

Note 12 -	Financial Highlights

Selected per share data and ratios for each share of common stock outstanding throughout the six months ended June 30, 2004 and 2003 are as follows:

	2004	2003 (restated)

Net asset value, beginning of period	$15.95	$10.59
Net investment income (loss)	(0.25)	0.20
Net realized and unrealized gain on investments	2.62	1.98

Total return from investment operations	2.37	2.18

Distributions	(0.20)	(0.20)

Net asset value, end of period	$18.12	$12.57

Per share market value, end of period	$13.15	$9.35

Portfolio turnover rate (quarterly)	8.91%	7.15%

Quarterly return (a)	(1.79%)	18.96%

Ratio to average net assets (quarterly) (b):
Net investment income (loss)	(1.37%)	1.85%

Expenses	1.69	1.56%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended June 30, 2004:

Dexterity Surgical, Inc. (OTCBB:DEXT) During the second quarter of 2004, the company declared bankruptcy. Thus, the Fund wrote off its $1,316,282 investment in the company.

Fortune Natural Resources Corporation (Nasdaq:FPXA) In the second quarter of 2004, the company declared bankruptcy. Thus, the Fund wrote off its $500,500 investment in the company.

Global Axcess Corporation (OTCBB:GLXS) In the quarter ended June 30, 2004, the Fund received warrants to purchase 2,100,000 shares of common stock at prices ranging from $0.35 to $1.00.

INET Technologies, Inc. (Nasdaq:INTI) In the quarter ended June 30, 2004, the Fund bought 50,000 shares of common stock for $454,725.

Integrated Security Systems, Inc. (OTC:IZZI) In the second quarter of 2004, the Fund received 4,713 shares of common stock of the Company as payment in kind for Russell Cleveland’s director’s fee, having an imputed cost of $1,060. In addition, the Fund exercised warrants to purchase 2,425,000 shares at $0.20 per share for a total of $485,000.

PracticeXpert, Inc. (OTCBB:PXPT) In the second quarter of 2004, the Fund bought 4,166,667 shares of common stock and warrants to purchase another 4,166,667 shares of common stock at $0.30 for $500,000.

Simtek Corporation (OTCBB:SRAM) In the second quarter of 2004, in connection with the service of Robert Pearson, a vice president of the Fund, as a director of Simtek, the Fund received options to purchase 9,188 shares of common stock at $1.16 per share.

Stonepath Group, Inc. (AMEX:STG) In the second quarter of 2004, the Fund sold 150,000 shares of common stock realizing proceeds of $557,005, representing a gain of 354,505.

Results of Operations for the Three Months Ended June 30, 2004

For the quarter ended June 30, 2004, the Fund had a net investment loss of $570,707 compared to a net investment loss of $221,694 for the second quarter of 2003. This change was due in part to a decrease in investment income from $189,541 for the second quarter of 2003 to $127,167 for the comparable period of 2004. This decrease in investment income was attributable to the Fund holding fewer investments that earned dividends and interest in the second quarter of 2004. Interest income decreased from $132,767 for the three months ended June 30, 2003 to $91,038 for the same period of 2004, as a result of debt investments being sold, redeemed, or realized as losses during 2003. Dividend income for the three-month period ended June 30, 2004 was $30,821 versus $55,221 for the same period in 2003 as a result of preferred stock holdings being converted to common stock.

Expenses increased from $411,235 for the quarter ended June 30, 2003 to $697,874 for the second quarter 2004. General and administrative expenses decreased for the second quarter of 2004 to $107,000 from $118,132 for the second quarter of 2003 primarily due to lower investor relations and printing expenses, offset by higher travel, rights offering, and insurance expenses in 2004. Interest expense decreased from $28,411 for the second quarter of 2003 to $14,621 for the comparable period of 2004 as a result of higher margin balances during the quarter ended June 30, 2003. Legal and professional fees increased from $22,349 for the second quarter of 2003 to $227,857 in the same period 2004 as a result of increased expenses relating to a rights offering in the second quarter of 2004. Management fees increased from $242,343 for the second quarter of 2003 to $348,396 for the second quarter of 2004 as a result of higher market values for portfolio investments at the quarter end of June 30, 2004.

Net change in unrealized appreciation increased $15,040,741 for the quarter ended June 30, 2003. Net change in unrealized appreciation decreased $11,580,931 for the quarter ended June 30, 2004. The variance is a result of fluctuations in market values of securities at each quarter end and the realization of gains or losses upon disposition of investments.

Realized gains decreased from $150,484 for the quarter ended June 30, 2003 to a realized loss of $1,462,277 for the same period in 2004, as a result of losses incurred from bankruptcy filings by Dexterity Surgical, Inc. and Fortune Natural Resources Corp. during the quarter ended June 30, 2004.

Results of Operations for the Six Months Ended June 30, 2004

For the six months ended June 30, 2004, the Fund experienced a net investment loss in the amount of $1,098,253 compared to a net investment income in the amount of $868,938 for the same six-month period in 2003. This change was due in part to a decrease in investment income from $1,601,895 for the six months ended June 30, 2003 to $256,395 for the comparable period of 2004. This decrease in investment income was attributable to lower dividend and interest income being earned in 2004. Interest income decreased from $439,112 for the six months ended June 30, 2003 to $171,001 for the same period of 2004 primarily due to debt investments being converted to equity in addition to being sold, redeemed, or realized as losses in 2003. Dividend income for the six-month period ended June 30, 2004, was $51,804 versus $1,161,230 for the same period in 2003, as a result of dividends being earned upon the conversion of eOriginal, Inc. and Integrated Security Systems, Inc. preferred stock in 2003.

Expenses increased from $732,957 for the six months ended June 30, 2003 to $1,354,648 for the same period in 2004. General and administrative expenses increased from $193,180 in the six months ended June 30, 2003 to $210,364 for the same period in 2004 primarily due to higher travel, marketing, rights offering, and bank charge expenses, offset by lower investor relation, printing, and insurance expenses in 2004. Interest expense decreased from $38,444 for the six months ended June 30, 2003 to $28,027 for the comparable period of 2004 as a result of lower margin balances during the six months ended June 30, 2004. Legal and professional fees increased from $80,514 for the six months ended June 30, 2003 to $357,730 for the six months ended June 30, 2004 as a result of rights offering expenses for the six months ended June 30, 2004. Management fees increased from $420,819 for the six months ended June 30, 2003 to $758,527 for the same period in 2004 due to higher market values of portfolio investments during the six months ended June 30, 2004.

The net change in unrealized appreciation increased $7,631,785 for the six months ended June 30, 2003. The net change in unrealized appreciation decreased $1,288,280 for the six months ended June 30, 2004. The variance was a result of fluctuations in market values of securities at each quarter end and the realization of gains or losses upon disposition of investments.

Realized gains increased from $981,299 for the six months ended June 30, 2003 to $12,700,802 for the same period in 2004 as a result of gains earned from the sale of investments during the six months ended June 30, 2004 primarily from the sale of Laserscope common stock.

Liquidity and Capital Resources

For the six months ended June 30, 2004, net assets increased from $69,405,964 at December 31, 2003 to $78,849,889 at June 30, 2004.

At the end of the second quarter of 2004, the Fund had cash and cash equivalents of $44,335,918 versus cash and cash equivalents of $35,255,687 at December 31, 2003. This increase is primarily attributable to a higher T-Bill holding at June 30, 2004 and an increased cash balance due to the sale of Laserscope common stock. The Fund’s interest and dividends receivable decreased from $233,201 at December 31, 2003 to $68,577 at June 30, 2004 due primarily to the receipt of a bankruptcy payment from VoiceIt Worldwide, Inc.

Accounts payable increased from $57,273 at December 31, 2003 to $83,609 at June 30, 2004 primarily due to legal and marketing expenses accrued at June 30, 2004. Accounts payable to affiliate decreased from 1,703,398 at December 31, 2003 to $1,043,709 at June 30, 2004, reflecting the payments of management fee and 2003 incentive fee offset by the accrual of management fee payable to the Fund’s investment adviser for the first two quarters of 2004.

During the six months ended June 30, 2004 the Fund paid $4,569,304 of dividends to shareholders of which $3,698,960 was capital gains dividend payable at December 31, 2003 and $870,344 of dividends declared and payable during the six months ended June 30, 2004.

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

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the 1934 Act). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended June 30, 2004 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the first quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

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
Russell Cleveland, President and Cheif Executive Officer
(Principal Executive Officer)

/s/ Barbe Butschek	December 19, 2006
Barbe Butschek, Chief Financial Officer
(Principal Financial Officer)