Form 10-Q
period 2004-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-12-19
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Statements of Assets and Liabilities
(Unaudited)

ASSETS

	September 30, 2004	December 31, 2003

Cash and cash equivalents	$38,059,256	$35,255,687
Investments at fair value, cost of $37,410,450
and $33,747,037 at September 30, 2004 and
December 31, 2003, respectively	58,517,777	62,455,944
Accounts receivable - settlement with affiliate	3,775,872	3,775,872
Interest and dividends receivable	53,358	233,201
Prepaid and other assets	2,900	145,307

	$100,409,163	$101,866,011

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker	$26,998,768	$27,000,416
Accounts payable	44,330	57,273
Accounts payable - affiliate	1,380,602	1,703,398
Accounts payable - dividends	-	3,698,960

	28,423,700	32,460,047

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
20,000,000 shares; 4,561,618 issued;
4,351,718 shares outstanding	4,561,618	4,561,618
Additional paid-in-capital	35,586,559	37,058,788
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	12,464,926	811,618
Net unrealized appreciation of investments	21,107,327	28,708,907

Net assets, equivalent to $16.54 and $15.95
per share at September 30, 2004 and
December 31, 2003, respectively	71,985,463	69,405,964

	$100,409,163	$101,866,011

See accompanying notes to financial statements.

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

		September 30, 2004
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp.
Promissory notes (4)	7.00%	07/19/06	$250,000	$250,000	0.43%

Digital Learning Management Corp. -
Convertible debenture (2)	7.00	02/27/11	1,000,000	1,000,000	1.71

iLinc Communications, Inc. -
Convertible redeemable note (2)	12.00	03/29/12	500,000	500,000	0.85

Gasco Energy, Inc. -
Convertible debenture (2)	8.00	10/15/08	625,000	3,541,668	6.05

Integrated Security Systems, Inc. -
Promissory notes (4)	8.00	09/30/04	525,000	525,000	0.90
Promissory notes (4)	7.00	10/01/04	200,000	200,000	0.34

Simtek Corporation -
Convertible debenture	7.50	06/28/09	1,000,000	1,955,128	3.34
			$4,100,000	$7,971,796	13.62%

See accompanying notes to financial statements.

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

		September 30, 2004
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments
Other Portfolio Investments -
Convertible Debentures and
Promissory Notes

Interpool, Inc. -
Convertible debenture (2)	9.25%	12/27/22	$375,000	$375,000	0.64%
			$375,000	$375,000	0.64%

See accompanying notes to financial statements.

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

		September 30, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

CaminoSoft Corp. -
Common stock	1,750,000	$4,000,000	$857,500	1.47%
Common stock (2)	1,539,414	1,150,000	754,313	1.29
Common stock (2)	250,000	125,000	122,500	0.21

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	387,671	0.66
Series B, preferred stock (1)(3)	25,646	620,329	1,052,420	1.80
Series C, preferred stock (1)(3)	28,929	699,734	1,186,660	2.03
Series New C, preferred stock (1)(3)	22,319	360,000	204,803	0.35
Series D, preferred stock (1)(3)	16,057	500,000	500,000	0.85

Gaming & Entertainment Group, Inc.-
Common stock	500,000	500,000	227,500	0.39

Gasco Energy, Inc. -
Common stock	500,000	625,000	1,700,000	2.90

Global Axcess Corporation -
Common stock (2)	4,766,666	1,261,667	1,573,000	2.69

Integrated Security Systems, Inc. -
Common stock (2)	27,074,179	5,568,058	11,100,413	18.97
Series D, preferred stock (2)	187,500	150,000	92,250	0.16

See accompanying notes to financial statements.

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

		September 30, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Inyx, Inc. -
Common stock (2)	300,000	300,000	315,000	0.54

Laserscope -
Common stock	600,000	750,000	12,162,000	20.79

Poore Brothers, Inc. -
Common stock (2)	1,686,357	1,748,170	4,637,482	7.92

PracticeXpert, Inc. -
Common stock (2)	4,166,667	500,000	500,000	0.85

Simtek Corp. -
Common stock	1,000,000	195,000	610,000	1.04
Common stock - private placement (2)	550,661	500,000	335,903	0.57

ThermoView Industries, Inc. -
Common stock	234,951	563,060	91,631	0.16
Miscellaneous Securities		-	453,013	0.77
		$24,808,225	$38,864,059	66.41%

See accompanying notes to financial statements.

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

		September 30, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AdStar, Inc. -
Common stock (2)	269,231	$350,000	$374,231	0.64%

Bovie Medical Corporation -
Common stock (2)	300,000	525,000	726,000	1.24

Capital Senior Living Corp -
Common stock	57,100	146,335	274,080	0.47

Cybex International, Inc. -
Common stock (2)	145,000	478,500	536,500	0.92

Dave & Busters, Inc. -
Common stock	100,000	653,259	1,898,000	3.24

iLinc Communications, Inc. -
Common stock	48,266	27,033	24,133	0.04

Flamel Technologies, S.A. -
Common stock	25,000	131,868	366,750	0.63

Franklin Covey -
Common stock	207,876	293,251	388,728	0.67

Gasco Energy, Inc. -
Common stock	750,000	639,105	2,550,000	4.36

i2 Telecom International, Inc.
Convertible preferred stock	500	500,000	500,000	0.86

See accompanying notes to financial statements.

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

		September 30, 2004
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Intrusion, Inc. -
Convertible preferred stock	159,033	500,000	375,954	0.64

Medical Action Industries, Inc. -
Common stock	25,000	292,329	415,750	0.71

Precis, Inc. -
Common stock	200,700	1,372,417	602,100	1.03

Stonepath Group, Inc. -
Common stock	131,240	246,000	119,428	0.20

Tarantella, Inc. -
Common stock	917,048	1,186,541	1,283,868	2.20

US Home Systems, Inc. -
Common stock	110,000	535,587	763,400	1.30

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	108,000	0.18

		8,127,225	11,306,922	19.33%
		$37,410,450	$58,517,777	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$15,156,395	$26,484,260	45.26%
Unrestricted Securities		$14,406,785	$27,273,950	46.61%
Other Securities (5)		$7,847,270	$4,759,567	8.13%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

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
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Inyx, Inc. -
Common stock (2)	300,000	300,000	414,000	0.66

Laserscope -
Common stock	1,200,000	1,500,000	18,708,000	29.96

Poore Brothers, Inc. -
Common stock (2)	1,686,357	1,748,170	5,716,750	9.15

Simtek Corp. -
Common stock	1,000,000	195,000	1,200,000	1.92
Common stock - private placement (2)	550,661	500,000	660,793	1.06

ThermoView Industries, Inc. -
Common stock	234,951	563,060	148,019	0.24
		-	898,497	1.44
Miscellaneous Securities		$22,756,479	$44,952,635	71.98%

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
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Medical Action Industries, Inc. -
Common stock	25,000	292,329	467,750	0.75

Precis, Inc. -
Common stock	200,700	1,372,417	778,716	1.25

Stonepath Group, Inc. -
Common stock	281,240	448,500	635,602	1.02

US Home Systems, Inc. -
Common stock	110,000	535,587	1,221,000	1.95

Vaso Active Pharmaceuticals, Inc. -
Common stock	50,000	250,000	301,500	0.48

		6,449,276	10,348,820	16.57%
		$33,747,037	$62,455,944	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities(2)		$12,712,618	$20,169,713	32.29%
Unrestricted Securities		$13,937,149	$35,596,530	57.00%
Other Securities (5)		$7,097,270	$6,689,701	10.71%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).

(2)	Restricted securities - securities that are not fully registered and freely tradable.

(3)	Securities in a privately owned company.

(4)	Securities that have no provision allowing conversion into a security for which there is a public market.

(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

See accompanying notes to financial statements.

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,
Income:	2004	2003 (restated)
Interest income	$95,997	$134,212
Dividend income	48,848	46,706
Other income	9,920	2,423

	154,765	183,341
Expenses:
General and administrative	67,844	71,164
Interest expense	27,428	20,979
Legal and professional fees	117,150	21,879
Management fee to affiliate	316,320	309,478

	528,742	423,500

Net investment loss	(373,977)	(240,159)
Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation
of investments	(6,313,300)	11,978,390
Net realized gain on investments	258,022	3,974,597

Net gain (loss) on investments	(6,055,278)	15,952,987

Net income (loss)	$(6,429,255)	$15,712,828

Net income (loss) per share	$(1.48)	$3.61

Weighted average shares outstanding	4,351,718	4,351,718

See accompanying notes to financial statements.

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
Income:	2004	2003 (restated)
Interest income	$266,998	$573,324
Dividend income	100,652	1,207,936
Other income	43,510	3,976

	411,160	1,785,236
Expenses:
General and administrative	278,208	264,344
Interest expense	55,455	59,423
Legal and professional fees	474,880	102,393
Management fee to affiliate	1,074,847	730,297

	1,883,390	1,156,457

Net investment income (loss)	(1,472,230)	628,779
Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation
of investments	(7,601,580)	19,610,175
Net realized gain on investments	12,958,824	4,955,896

Net gain on investments	5,357,244	24,566,071

Net income	$3,885,014	$25,194,850

Net income per share	$0.89	$5.79

Weighted average shares outstanding	4,351,718	4,351,718

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended September 30,
	2004	2003 (restated)
From operations:
Net investment income (loss)	$(1,472,230)	$628,779
Net realized gain on investments	12,958,824	4,955,896
Net change in unrealized
appreciation on investments	(7,601,580)	19,610,175

Net income	3,885,014	25,194,850

From distributions to stockholders:
Common stock dividends declared
from realized capital gains	(1,305,515)	(1,305,517)

Total increase in net assets	2,579,499	23,889,333

Net assets:
Beginning of period	69,405,964	46,103,648

End of period	$71,985,463	$69,992,981

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2004	2003 (restated)

Cash flows from operating activities:
Net income	$3,885,014	$25,194,850
Adjustments to reconcile net income to
net cash provided by operating activities:
Net change in unrealized appreciation on investments	7,601,580	(19,610,175)
Net realized gain on investments	(12,958,824)	(4,955,896)
(Increase) decrease in interest and
dividends receivable	179,843	(179,564)
(Increase) decrease in accounts receivable-
settlement with affiliate	-	(1,128,621)
(Increase) decrease in prepaid and
other assets	142,407	(28,784)
Decrease in accounts payable	(12,943)	(5,705)
Increase (decrease) in accounts payable-
affiliate	(322,796)	1,015,778
Increase (decrease) in due to broker	(1,648)	17,940,871
Purchase of investments	(8,276,323)	(5,271,906)
Proceeds from sale of investments	17,571,734	11,588,246

Net cash provided by operating activities	7,808,044	24,559,094
Cash flows from financing activities:
Cash dividends paid	(5,004,475)	(1,305,516)

Net increase in cash and cash equivalents	2,803,569	23,253,578
Cash and cash equivalents at beginning
of the period	35,255,687	10,968,001

Cash and cash equivalents at end of period	$38,059,256	$34,221,579
Cash paid during the period
Interest	$55,455	$59,422

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2004

Note 1-	Organization and Business Purpose

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2004

Note 2 -	Summary of Significant Accounting Policies, continued

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

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940 (the "Advisers Act"). Pursuant to an Investment Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $1,074,847 and $730,297 for management fees during the nine months ended September 30, 2004 and 2003, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital loss on each class of security without netting net unrealized capital gains on other classes of securities. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained, no incentive fee was recorded during the nine months ended September 30, 2004 and 2003.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2004

Note 4 -	Management and Incentive Fees, continued

•
The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $169,766 and $3,975 during the nine months ended September 30, 2004 and September 30, 2003, respectively.

As of September 30, 2004 and December 31, 2003, the Fund had an account payable of $1,380,602 and $1,703,398, respectively, for the amount due for the fees and expense reimbursements above.

As explained in Note 9, during 2005 the Investment Advisers resolved a dispute with the staff of the Securities and Exchange Commission involving the appropriate interpretation of section 205(b)(3) of the Advisers Act. As part of the settlement, the Investment Adviser agreed to pay $2,851,362 as a reduction of incentive fees for the period from inception through December 31, 2003. The Fund reported a receivable of $3,775,872 as of September 30, 2004 and December 31, 2003 to reflect the settlement which included interest income of $924,510, of which $137,440 was reflected as interest income during the nine months ended September 30, 2004.

Note 5 -	Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at September 30, 2004.

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
September 30, 2004

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

As of September 30, 2004, and December 31, 2003, the net unrealized appreciation associated with investments held by the Fund was $21,107,327 and $28,708,907, respectively. As of September 30, 2004 and December 31, 2003, the Fund had gross unrealized gains of $31,239,358 and $39,158,309, respectively, and gross unrealized losses of $10,132,031 and $10,449,402, respectively.

Note 7 -	Restricted Securities

As indicated on the statement of investments as of September 30, 2004 and December 31, 2003, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (Note 6).

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2004

Note 8 -	Distributions to Shareholders

During the three months ended September 30, 2003, the Fund declared dividends of $435,173 resulting in total dividends declared for the nine months ended September 30, 2003 of $1,305,517. During the three months ended September 30, 2004, the Fund declared dividends of $435,171, resulting in total declared dividends for the nine months ended September 30, 2004 of $1,305,515.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2004

Note 9 -	Settlement with Securities and Exchange Commission, continued

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Financial Statements
September 30, 2004

Note 10 -	Restatement, continued

The Fund reflected these adjustments retrospectively for the three and nine months ended September 30, 2003 as follows:

	Three months ended	Nine months ended
	September 30, 2003	September 30, 2003
Net income as originally reported	$14,164,050	$24,260,781

Increase in interest income	45,813	137,439

Decrease in net change in
unrealized appreciation
on investments	729,946	(138,708)

Reduction in incentive fees	794,919	991,179

Increase in management fees	(21,900)	(55,841)

Net income, as restated	$15,712,828	$25,194,850

Earnings per share for the three and nine months ended September 30, 2003 was adjusted as follow:

As originally reported	$3.25	$5.57
Adjustment	.36	.22

As restated	$3.61	$5.79

Note 11 -	Commitments and Contingencies

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2004

Note12-	Financial Highlights - unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the nine months ended September 30, 2004 and 2003 are as follows:

	2004	2003 (restated)
Net asset value, beginning of period	$15.95	$10.59
Net investment income (loss)	(0.34)	0.14
Net realized and unrealized gain on investments	1.23	5.65
Total return from investment operations	0.89	5.79
Distributions	(0.30)	(0.30)
Net asset value, end of period	$16.54	$16.08

Per share market value, end of period	$11.25	$11.44
Portfolio turnover rate	12.75%	11.23%
Quarterly return (a)	( 15.98%)	45.55%
Ratio to average net assets (b):
Net investment income (loss)	(1.88%)	1.19%
Expenses	2.41%	2.19%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended September 30, 2006:

Bovie Medical Corporation (AMEX:BVX) During the third quarter of 2004, the Fund bought 310,000 shares of common stock for $525,000.

CaminoSoft Corporation (OTCBB:CMSF) During the third quarter of 2004, the Fund purchased a $250,000 7% 2-year senior secured note and warrants to purchase 471,698 shares of common stock at $0.53 per share for $250,000.

CNE Group, Inc. (AMEX:CNE) During the third quarter of 2004, the Fund sold 125,000 shares of common stock realizing proceeds of $31,079, representing a loss of $219,921.

Cybex International, Inc. (AMEX:CYB) During the third quarter of 2004, the Fund bought 145,000 shares of common stock for $478,500.

eOriginal Holdings, Inc. (private) During the third quarter of 2004, the company bought 16,057 shares of Series D preferred stock for $500,000.

i2Telecom International, Inc. (OTCBB:ITUI) In the quarter ended September 30, 2004, the Fund purchased 500 shares of 7% convertible preferred stock and warrants to purchase 312,625 shares of common stock at $0.96 per share for $500,000.

INET Technologies, Inc. (Nasdaq:INTI) In the quarter ended September 30, 2004, the Fund sold 96,600 shares of common stock realizing proceeds of $1,169,943, representing a gain of $477,942.

Integrated Security Systems, Inc. (OTC:IZZI) In the third quarter of 2004, the Fund received 8,227 shares of common stock of the Company as payment in kind for Russell Cleveland’s director’s fee, having an imputed cost of $3,181. The Fund also received 84,073 shares of common stock of the Company as payment in kind for interest on promissory notes held by the Fund. The Fund also received 83,517 shares of common stock of the Company as payment in kind for dividends on preferred stock held by the Fund.

Results of Operations for the Three Months Ended September 30, 2004

For the quarter ended September 30, 2004, the Fund had a net investment loss of $373,977 compared to a net investment loss of $240,159 for the third quarter of 2003. This change was due in part to a decrease in investment income from $183,341 for the third quarter of 2003 to $154,765 for the comparable period of 2004. This decrease in investment income was attributable to the Fund holding fewer investments that earned interest in the third quarter of 2004. Interest income decreased from $134,212 for the three months ended September 30, 2003 to $95,997 for the same period of 2004. Dividend income remained fairly consistent for the three-month period ended September 30, 2004 compared to the same period in 2003.

Expenses increased from $423,500 for the quarter ended September 30, 2003 to $528,742 for the third quarter 2004. Legal and professional fees increased from $21,879 for the third quarter of 2003 to $117,150 in the same period 2004 as a result of expenses relating to the Fund's rights offering during 2004 and settlement issues (as described in Note 9 of the Fund's financial statements included in Item 1 above) in the third quarter of 2004

Net change in unrealized appreciation increased $11,978,390 for the quarter ended September 30, 2003. Net change in unrealized appreciation decreased $6,313,300 for the quarter ended September 30, 2004. The change is the result of fluctuations in market values of securities at each quarter end and the realization of gains upon sales of investments, primarily Laserscope common stock.

Realized gains decreased from $3,974,597 for the quarter ended September 30, 2003 to $258,022 for the same period in 2004 as a result of fewer investments being sold during the quarter ended September 30, 2004.

Results of Operations for the Nine Months Ended September 30, 2004

For the nine months ended September 30, 2004, the Fund experienced a net investment loss in the amount of $1,472,230 compared to a net investment income in the amount of $628,779 for the same nine-month period in 2003. This change was due in part to a decrease in investment income from $1,785,236 for the nine months ended September 30, 2003 to $411,160 for the comparable period of 2004. This decrease in investment income was attributable to lower dividend and interest income being earned in 2004. Interest income decreased from $573,324 for the nine months ended September 30, 2003, to $266,998 for the same period of 2004 primarily due to debt investments being converted to equity, sold, redeemed, or realized as losses in 2003. Dividend income for the nine-month period ended September 30, 2004 was $100,652 versus $1,207,936 for the same period in 2003 as a result of dividends being earned upon the conversion of eOriginal, Inc. and Integrated Security Systems, Inc. preferred stock in 2003.

Expenses increased from $1,156,457 for the nine months ended September 30, 2003 to $1,883,390 for the same period in 2004. Legal and professional fees increased from $102,393 for the nine months ended September 30, 2003 to $474,880 for the nine months ended September 30, 2004 as a result of the Fund's rights offering in 2004 and settlement issue (as described in Note 9 of the Fund's financial statements included in Item 1 above) expenses for the nine months ended September 30, 2004. Management fees increased from $730,297 for the nine months ended September 30, 2003 to $1,074,847 for the same period in 2004 due to higher net asset values during 2004.

The net change in unrealized appreciation increased $19,610,175 for the nine months ended September 30, 2003. The net change in unrealized appreciation decreased $7,601,580 for the nine months ended September 30, 2004. The variance is the result of fluctuations in market values of securities at each quarter end and the realization of gains upon sale of investments, primarily Laserscope common stock.

Realized gains increased from $4,955,896 for the nine months ended September 30, 2003 to $12,958,824 for the same period in 2004 as a result of gains earned primarily from the sale of Laserscope common stock during the nine months ended September 30, 2004.

Liquidity and Capital Resources

For the nine months ended September 30, 2004, net assets increased from $69,405,964 at December 31, 2003 to $71,985,463 at September 30, 2004. This increase is primarily attributable to realized gains from the sale of investments (primarily Laserscope common stock), offset by a decrease in the fair market value of investments due to market value fluctuations.

At September 30, 2004, the Fund had cash and cash equivalents of $38,059,256 versus cash and cash equivalents of $35,255,687 at December 31, 2003. This increase is primarily attributable to an increased cash balance due to the sale of Laserscope common stock. The Fund’s interest and dividends receivable decreased from $233,201 at December 31, 2003 to $53,358 at September 30, 2004 due primarily to the receipt of recovered losses following the bankruptcy of VoiceIt Worldwide, Inc.

Accounts payable decreased from $57,273 at December 31, 2003 to $44,330 at September 30, 2004 primarily due to the payment of expenses during the nine months ended September 30, 2004. Accounts payable to affiliate decreased from $1,703,398 at December 31, 2003 to $1,380,602 at September 30, 2004, reflecting the payments of management fee and 2003 incentive fee offset by the accrual of management fee payable to the Fund’s investment adviser for the first three quarters of 2004.

During the nine months ended September 30, 2004 the Fund paid $5,004,475 of dividends to shareholders of which $3,698,960 was capital gains dividend payable at December 31, 2003 and $1,305,515 of dividends declared and payable during the nine months ended September 30, 2004.

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

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended September 30, 2004 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the first quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

PART II

Item1.	Legal Proceedings

None

Item 1A.	Risk Factors

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