Form 10-Q
period 2005-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-12-20
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes              No     √     .

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
Yes              No     √     .

As of December 1, 2006, the issuer had 4,463,967 shares of common stock outstanding.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

ASSETS

	March 31, 2005	December 31, 2004

Cash and cash equivalents	$24,962,028	$37,278,871
Investments at fair value, cost of $36,062,057 and $38,096,399 at March 31, 2005 and December 31, 2004, respectively	56,908,970	76,203,302
Accounts receivable - settlement with affiliate	3,775,872	3,775,872
Interest and dividends receivable	106,169	95,689
Prepaid and other assets	92,796	33,375
	$85,845,835	$117,387,109

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker	$19,992,670	$27,001,414
Accounts payable	96,896	51,477
Accounts payable - affiliate	3,562,507	3,697,461
Accounts payable - dividends	—	12,054,258
	23,652,073	42,804,610

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized 20,000,000 shares; 4,673,867 and 4,561,618 issued; 4,463,967 and 4,351,718 shares outstanding	4,673,867	4,561,618
Additional paid-in-capital	34,754,220	33,641,903
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	3,653,729	7,042
Net unrealized appreciation of investments	20,846,913	38,106,903

Net assets, equivalent to $13.93 and $17.14 per share at March 31, 2005 and December 31, 2004, respectively	62,193,762	74,582,499
	$85,845,835	$117,387,109

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

		March 31, 2005
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Convertible Debentures and Promissory Notes

CaminoSoft Corp. Promissory notes (4)	7.00%	07/19/06	$250,000	$250,000	0.44%

Digital Learning Management Corp. - Convertible debenture (2)	7.00	02/27/11	1,000,000	167,785	0.29

Hemobiotech, Inc. -
Promissory note (2)	10.00	10/27/05	250,000	250,000	0.44

iLinc Communications, Inc. - Convertible redeemable note (2)	12.00	03/29/12	500,000	500,000	0.88

Integrated Security Systems, Inc. -
Promissory notes (4)	8.00	09/30/05	525,000	525,000	0.92
Promissory notes (4)	7.00	09/30/05	200,000	200,000	0.35

Simtek Corporation - Convertible debenture	7.50	06/28/09	1,000,000	1,794,872	3.15
			$3,725,000	$3,687,657	6.47%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		March 31, 2005
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments
Other Portfolio Investments -
Convertible Debentures and Promissory Notes

Advanced Refractive Technologies (formerly VisiJet, Inc.)
Convertible debenture (2)	8.00%	01/14/2015	$500,000	$557,143	0.98%
			$500,000	$557,143	0.98%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		March 31, 2005
	Shares	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

CaminoSoft Corp. -
Common stock	1,750,000	$4,000,000	$735,000	1.29%
Common stock (2)	1,539,414	1,150,000	646,554	1.14
Common stock (2)	250,000	125,000	105,000	0.18

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	387,671	0.68
Series B, preferred stock (1)(3)	25,646	620,329	1,052,420	1.85
Series C, preferred stock (1)(3)	51,249	1,059,734	1,391,463	2.45
Series D, preferred stock (1)(3)	16,057	500,000	500,000	0.88

Gaming & Entertainment Group, Inc.- Common stock	612,500	550,625	245,000	0.43

Gasco Energy, Inc. - Common stock	1,541,667	1,250,000	4,671,251	8.21

Global Axcess Corporation - Common stock (2)	4,766,667	1,261,667	1,525,333	2.68

Hemobiotech, Inc. - Common stock (2)	294,120	250,000	250,000	0.44

Integrated Security Systems, Inc. -
Common stock (2)	27,074,179	5,568,058	9,205,221	16.18
Series D, preferred stock (2)	187,500	150,000	76,500	0.13

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		March 31, 2005
	Shares	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Inyx, Inc. - Common stock (2)	300,000	300,000	309,000	0.54

Laserscope - Common stock	600,000	750,000	19,044,000	33.47

Poore Brothers, Inc. - Common stock (2)	46,027	38,835	142,223	0.25

PracticeXpert, Inc. - Common stock (2)	4,166,666	500,000	300,000	0.53

Simtek Corp. -
Common stock	1,000,000	195,000	560,000	0.98
Common stock - private placement (2)	550,661	500,000	308,370	0.54

Tarantella, Inc. - Common stock (2)	714,286	1,000,000	857,143	1.51

ThermoView Industries, Inc. - Common stock	234,951	563,060	82,233	0.14

Miscellaneous Securities		—	1,288,680	2.26
		$25,024,515	$43,683,062	76.76%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		March 31, 2005
	Shares	Cost	Fair Value	% of Net Investments
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

AdStar, Inc. - Common stock (2)	269,231	$350,000	$220,769	0.39%

Advance Nanotech, Inc. - Common stock (2)	165,000	330,000	1,196,250	2.10

Bovie Medical Corporation - Common stock (2)	300,000	525,000	705,000	1.24

Comtech Group, Inc. - Common stock (2)	240,000	840,000	1,440,000	2.53

Cybex International - Common stock (2)	145,000	478,500	584,350	1.03

iLinc Communications, Inc.- Common stock	48,266	27,033	17,859	0.03

Gasco Energy, Inc. - Common stock	750,000	639,105	2,272,500	3.99

i2 Telecom - Convertible Preferred (2)	625	618,750	581,250	1.02

Medical Action Industries, Inc. - Common stock	20,100	237,209	379,890	0.67

PhotoMedex, Inc. - Common stock	70,000	176,400	188,300	0.33

Precis, Inc. - Common stock	200,700	1,372,417	340,387	0.60

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		March 31, 2005
	Shares	Cost	Fair Value	% of Net Investments
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Stonepath Group, Inc. - Common stock	131,240	246,000	141,739	0.25

Tarantella, Inc. - Common stock	202,762	186,541	243,314	0.43

US Home Systems, Inc. - Common stock	110,000	535,587	572,000	1.01

Vaso Active Pharmaceuticals, Inc. - Common stock	150,000	250,000	97,500	0.17

		6,812,542	8,981,108	15.79%
		$36,062,057	$56,908,970	100.00%

Allocation of Investments - Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (2)		$16,235,810	$19,927,891	35.02%
Unrestricted Securities		$11,978,977	$31,385,845	55.15%
Other Securities (5)		$7,847,270	$5,595,234	9.83%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2004
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Convertible Debentures and Promissory Notes

CaminoSoft Corp. - Promissory note (4)	7.00%	07/19/06	$250,000	$250,000	0.33%

Digital Learning, Inc. - Convertible debenture (2)	7.00	02/27/11	1,000,000	1,342,282	1.76

Hemobiotech, Inc. - Promissory note (2)	10.00	10/27/05	250,000	250,000	0.33

iLinc Communications, Inc. - Convertible promissory note (2)	12.00	03/29/12	500,000	500,000	0.66

Integrated Security Systems, Inc. -
Promissory note (4)	8.00	09/30/05	525,000	525,000	0.69
Promissory note (4)	7.00	09/30/05	200,000	200,000	0.26

Simtek Corporation - Convertible debenture (2)	7.50	06/28/09	1,000,000	1,923,077	2.52
			$3,725,000	$4,990,359	6.55%

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2004
	Shares	Cost	Fair Value	% of Net Investments
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

AdStar, Inc. - Common stock (2)	269,231	$350,000	$293,462	0.39%

Bovie Medical Corporation - Common stock (2)	300,000	525,000	762,000	1.00

Comtech Group, Inc. - Common stock (2)	480,000	840,000	1,435,200	1.88

Cybex International - Common stock (2)	145,000	478,500	593,050	0.78

Dave & Busters, Inc. - Common stock	100,000	653,259	2,020,000	2.65

iLinc Communications, Inc. (formerly EDT Learning, Inc.) - Common stock	48,266	27,033	22,685	0.03

Gasco Energy, Inc. - Common stock	750,000	639,105	3,195,000	4.19

i2 Telecom - Convertible preferred stock (2)	500	500,000	500,000	0.66

Intrusion, Inc. - Convertible preferred stock (2)	100,000	500,000	500,000	0.66

Medical Action Industries, Inc. - Common stock	20,100	237,209	395,970	0.52

PhotoMedex, Inc. - Common stock	70,000	176,400	189,000	0.25

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2005	2004
Income:
Interest income	$83,888	$79,963
Dividend income	17,355	20,983
Other income	50,625	28,282
	151,868	129,228

Expenses:
General and administrative	73,662	103,364
Interest expense	9,878	13,406
Legal and professional fees	131,853	129,873
Management fee to affiliate	273,293	410,131
	488,686	656,774
Net investment loss	(336,818)	(527,546)

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation of investments	(17,259,989)	10,292,651
Net realized gain on investments	4,093,083	14,163,079

Net gain (loss) on investments	(13,166,906)	24,455,730

Net income (loss)	$(13,503,724)	$23,928,184

Net income (loss) per share	$(3.06)	$5.50

Weighted average shares outstanding	4,412,831	4,351,718

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31,
	2005	2004
From operations:
Net investment loss	$(336,818)	$(527,546)
Net realized gain on investments	4,093,083	14,163,079
Net change in unrealized appreciation on investments	(17,259,989)	10,292,651

Net income (loss)	(13,503,724)	23,928,184

From distributions to stockholders:
Common stock dividends declared from realized capital gains	(446,396)	(435,174)

From capital transactions:
Sale of common stock	1,561,383	—

Total increase (decrease) in net assets	(12,388,737)	23,493,010

Net assets:
Beginning of period	74,582,499	69,405,964

End of period	$62,193,762	$92,898,974

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(13,503,724)	$23,928,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on investments	17,259,989	(10,292,651)
Net realized gain on investments	(4,093,083)	(14,163,079)
(Increase) decrease in interest and dividends receivable	(10,480)	176,628
Increase in prepaid and other assets	(59,420)	(5,828)
Increase in accounts payable	45,419	63,846
Decrease in accounts payable-affiliate	(134,964)	(972,463)
Increase (decrease) in due to broker	(7,008,744)	3,915
Purchase of investments	(995,104)	(4,350,738)
Proceeds from sale of investments	7,122,539	15,814,708

Net cash provided by (used in) operating activities	(1,377,572)	10,202,522

Cash flows from financing activities:
Cash dividends paid	(12,500,654)	(4,134,134)
Sale of common stock	1,561,383	—

Net cash used in financing activities	(10,939,271)	(4,134,134)

Net increase (decrease) in cash and cash equivalents	(12,316,843)	6,068,388
Cash and cash equivalents at beginning of the period	37,278,871	35,255,687

Cash and cash equivalents at end of period	$24,962,028	$41,324,075

Cash paid during the period - interest	$9,878	$13,406

See accompanying notes

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2005

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

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, which reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the interim periods. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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
March 31, 2005

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

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Pursuant to an Investment Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2005

Note 4 -	Management and Incentive Fees, continued

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $273,293 and $410,131 for management fees during the quarters ended March 31, 2005 and 2004, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital loss on each class of security without netting net unrealized capital gains on other classes of securities. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained, no incentive fee was recorded during the quarters ended March 31, 2005 and 2004.

•
The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $86,139 and $158,281 during the quarters ended March 31, 2005 and 2004, respectively.

As of March 31, 2005 and December 31, 2004, the Fund had an account payable to the Investment Advisor of $3,562,507 and $3,697,461, respectively, for the amount due for the fees and expense reimbursements above.

As explained in Note 9, during 2005 the Investment Adviser resolved a dispute with the staff of the Securities and Exchange Commission involving the appropriate interpretation of section 205(b)(3) of the Advisers Act. As part of the settlement, the Investment Adviser agreed to pay $2,851,362 as a reduction of incentive fees for the period from inception through December 31, 2003. The Fund reported a receivable of $3,775,872 as of March 31, 2005 and December 31, 2004 to reflect the settlement which included interest income of $924,510, all of which was recognized in periods prior to January 1, 2004.

Note 5 -	Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the 1940 Act, at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at March 31, 2005.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2005

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
March 31, 2005

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

As of March 31, 2005 and December 31, 2004, the net unrealized appreciation associated with investments held by the Fund was $20,846,913 and $38,106,903, respectively. For the periods ended March 31, 2005 and December 31, 2004, the Fund had gross unrealized gains of $32,786,443 and $47,453,782, respectively, and gross unrealized losses of $11,939,529 and $9,346,879, respectively.

Note 7 -	Restricted Securities

As indicated on the schedules of investments as of March 31, 2005 and December 31, 2004, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (See Note 6).

Note 8 -	Distribution to Shareholders

During the three months ended March 31, 2004, the Fund declared dividends of $435,172. During the three months ended March 31, 2005, the Fund declared dividends of $446,397.

Note 9 -	Settlement with the Investment Advisor

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2005

Note 9 -	Settlement with the Investment Advisor, continued

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

Note 10 -	Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Adviser an incentive fee equal to 20% of the funds cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Adviser until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $9,447,335 as of December 31, 2004.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2005

Note 11 -	Financial Highlights - unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004

Net asset value, beginning of period	$17.14	$15.95

Effect of share change	(.43)	-
Net investment loss	(.08)	(.12)
Net realized and unrealized gain (loss) on investments	(2.95)	5.62

Total return from investment operations	(3.46)	5.50

Shares issued	.35	.00

Distributions	(.10)	(.10)

Net asset value, end of period	$13.93	$21.35

Per share market value, end of period	$11.40	$17.24

Portfolio turnover rate (quarterly)	1.50%	6.58%
Quarterly return (a)	(11.97)%	28.75%

Ratio to average net assets (quarterly) (b):
Net investment income (loss)	(0.49)%	(0.65)%
Expenses	.72%	.81%

(a)
Three month return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with American Institute of Certified Public Accountants guidelines.

(b)	Average net assets have been computed based on quarterly valuations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended March 31, 2005:

Advance Nanotech, Inc. (OTCBB:AVNA) During the first quarter of 2005, the Fund bought 165,000 shares of common stock and warrants to purchase 82,500 shares of common stock for $330,000.

Advanced Refractive Technologies (formerly VisiJet, Inc.) (OTCBB:ARFR) During the first quarter of 2005, the Fund bought a convertible debenture and warrants to purchase 500,000 shares of common stock at $0.40 per share for $500,000.

CNE Group, Inc. (AMEX:CNE) During the first quarter of 2005, the Fund allowed warrants to purchase 62,500 shares of common stock to expire.

Comtech Group, Inc. (Nasdaq:COGO) During the first quarter of 2005, the company declared a 1 for 2 stock split. After the stock split, the Fund held 240,000 shares of the company’s common stock.

Dave & Buster’s, Inc. (NYSE:DAB) During the first quarter of 2005, the Fund sold 100,000 shares of common stock realizing proceeds of $1,894,526, representing a gain of $1,241,267.

Gaming & Entertainment Group, Inc. (Nasdaq:GMEI) During the first quarter of 2005, the company incurred a penalty for failing to comply with the terms of its offering. Thus, the Fund received 112,500 shares of common stock with an implied cost basis of $50,625.

i2 Telecom International, Inc. (OTCBB:ITUI) In the first quarter of 2005, the Fund bought 125 shares of Series D preferred stock and warrants to purchase 78,125 shares of common stock for $118,750.

Interpool, Inc. (AMEX:IPX) In the first quarter of 2005, the Fund sold a $375,000 9.25% debenture realizing proceeds of $408,750, representing a gain of $33,750.

Intrusion, Inc. (OTCBB:INTZ) In the first quarter of 2005, the Fund converted $500,000 of preferred stock to 159,033 shares of common stock. The Fund immediately sold the common stock realizing proceeds of $740,361, representing a gain of $240,361.

Poore Brothers, Inc. (Nasdaq:SNAK) In the quarter ended March 31, 2005, the Fund sold 1,461,764 shares of common stock realizing proceeds of $4,078,903, representing a gain of $2,573,444.

Results of Operations for the Quarter Ended March 31, 2005

For the quarter ended March 31, 2005, the Fund had net investment loss of $336,818 compared to $527,546 for the first quarter of 2004. This change was due in large part to a decrease in expenses from $656,774 for the first quarter of 2004 to $488,686 for the comparable period of 2005. This decrease in expenses was primarily attributable to a decrease in management fee for the first quarter of 2005. Other income increased $22,343 primarily from the receipt of a late S-3 filing fee from Gaming & Entertainment Group, Inc. during the quarter ended March 31, 2005.

General and administrative expenses decreased for the first quarter of 2005 to $73,662 from $103,364 for the first quarter of 2004 as a result of no annual fee being paid for NASDAQ listing for 2005. Management fees decreased from $410,131 for the first quarter of 2004 to $273,293 for the comparable period of 2005 as a result of lower market values for portfolio investments at March 31, 2005.

Net change in unrealized appreciation was an increase of $10,292,651 for the quarter ended March 31, 2004. The net change in unrealized appreciation was a decrease of $17,259,989 for the quarter ended March 31, 2005. The variance was due to the fluctuation of market values at each quarter end and the realization of gains upon the disposition of investments.

Net realized gains decreased from $14,163,179 for the quarter ended March 31, 2004 to $4,093,083 for the same period of 2005. During the quarter ended March 31, 2004 the Fund realized gains primarily on the sale of Laserscope common stock. For the same period of 2005 gains were realized primarily on the sale of common stock from Poore Brothers, Inc. and Dave & Buster’s, Inc.

Liquidity and Capital Resources

For the three months ended March 31, 2005, net assets decreased from $74,582,499 at December 31, 2004 to $62,193,762 at March 31, 2005. This decrease is primarily attributable to a decrease in net unrealized appreciation due to fluctuations in market values. This decrease was partially offset by increased distributable net capital gains from the sale of investments and additional paid in capital from the issuance of shares per the dividend reinvestment plan in the quarter ended March 31, 2005.

At the end of the first quarter of 2005, the Fund had cash and cash equivalents of $24,962,028 versus cash and cash equivalents of $37,278,871 at December 31, 2004. This decrease was primarily attributable to the January 2005 payment of the dividend payable at December 31, 2004. The Fund’s interest and dividends receivable increased from $95,689 at December 31, 2004 to $106,169 at March 31, 2005 primarily due to interest accrued from an additional investment in an Advanced Refractive Technologies convertible debenture during the quarter ended March 31, 2005.

Accounts payable increased from $51,477 at December 31, 2004 to $96,896 at March 31, 2005 primarily due to the accrual of legal fees during the quarter ended March 31, 2005. Accounts payable to affiliate decreased from $3,697,461 at December 31, 2004 to $3,562,507 at March 31, 2005 due to the payment of expenses and management fees accrued at December 31, 2004 offset by the accrual of management fee for the first quarter of 2005.

Due to broker decreased from $27,001,414 at December 31, 2004 to $19,992,670 at March 31, 2005. Due to broker represents a margin loan. The margin loan payable at December 31, 2004 was paid in January 2005. During March 2005 the Fund acquired a new margin loan.

During the quarter ended March 31, 2005 the Fund paid $12,500,654 of dividends to shareholders of which $12,054,258 was capital gains dividend payable at December 31, 2004 and $446,396 was payment of dividends declared during the quarter ended March 31, 2005.

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

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended March 31, 2005 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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