Form 10-Q
period 2005-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-12-20
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

See accompanying notes

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

ASSETS

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$5,255,675	$37,278,871
Investments at fair value, cost of $37,448,378 and $38,096,399 at June 30, 2005 and December 31, 2004, respectively	59,203,405	76,203,302
Accounts receivable - settlement with affiliate	3,775,872	3,775,872
Interest and dividends receivable	139,280	95,689
Prepaid and other assets	221,044	33,375
	$68,595,276	$117,387,109

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker	$2,131,764	$27,001,414
Accounts payable	5,289	51,477
Accounts payable - affiliate	3,937,073	3,697,461
Accounts payable - dividends	-	12,054,258
	6,074,126	42,804,610

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized 20,000,000 shares; 4,673,867 and 4,561,618 issued; 4,463,967 and 4,351,718 shares outstanding	4,673,867	4,561,618
Additional paid-in-capital	34,513,949	33,641,903
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	3,313,274	7,042
Net unrealized appreciation of investments	21,755,027	38,106,903

Net assets, equivalent to $14.01 and $17.14 per share at June 30, 2005 and December 31, 2004, respectively	62,521,150	74,582,499
	$68,595,276	$117,387,109

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

		June 30, 2005
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Convertible Debentures and Promissory Notes

CaminoSoft Corp. Promissory notes (4)	7.00%	07/19/06	$250,000	$250,000	0.42%

Digital Learning Management Corp. - Convertible debenture (2)	7.00	02/27/11	1,000,000	201,342	0.34

Hemobiotech, Inc. - Promissory note (2)	10.00	10/27/05	250,000	250,000	0.42

iLinc Communications, Inc. - Convertible redeemable note (2)	12.00	03/29/12	500,000	500,000	0.84

Integrated Security Systems, Inc. -
Promissory notes (4)	8.00	09/30/05	525,000	525,000	0.89
Promissory notes (4)	7.00	09/30/05	200,000	200,000	0.34
Promissory note (4)	8.00	09/30/06	175,000	175,000	0.30

Simtek Corporation - Convertible debenture	7.50	06/28/09	1,000,000	1,201,923	2.03
			$3,900,000	$3,303,265	5.58%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		June 30, 2005
	Interest Rate	Due Date	Cost	Fair Value	% of Net Investments
Other Portfolio Investments - Convertible Debentures and Promissory Notes

Advanced Refractive Technologies (formerly VisiJet, Inc.) Convertible debenture (2)	8.00%	01/14/2015	$500,000	$315,789	0.54%
			$500,000	$315,789	0.54%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		June 30, 2005
	Shares	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

CaminoSoft Corp. -
Common stock	1,750,000	$4,000,000	$962,500	1.63%
Common stock (2)	1,539,414	1,150,000	846,678	1.43
Common stock (2)	250,000	125,000	137,500	0.23

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	387,671	0.65
Series B, preferred stock (1)(3)	25,646	620,329	1,052,420	1.78
Series C, preferred stock (1)(3)	51,249	1,059,734	1,391,463	2.35
Series D, preferred stock (1)(3)	16,057	500,000	500,000	0.84

Gaming & Entertainment Group, Inc.- Common stock	612,500	550,625	128,625	0.22

Gasco Energy, Inc. - Common stock	1,541,667	1,250,000	5,704,168	9.63

Global Axcess Corporation - Common stock (2)	953,333	1,261,667	1,287,000	2.17

Hemobiotech, Inc. - Common stock (2)	294,120	250,000	250,000	0.42

Integrated Security Systems, Inc. -
Common stock (2)	27,251,335	5,621,433	5,177,754	8.75
Series D, preferred stock (2)	187,500	150,000	35,625	0.06

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		June 30, 2005
	Shares	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Inyx, Inc. - Common stock (2)	300,000	300,000	270,000	0.46

Laserscope - Common stock	600,000	750,000	24,864,000	42.00

PracticeXpert, Inc. - Common stock (2)	4,166,666	500,000	287,500	0.49

Simtek Corp. -
Common stock	1,000,000	195,000	375,000	0.63
Common stock - private placement (2)	550,661	500,000	206,498	0.35

Tarantella, Inc. - Common stock (2)	714,286	1,000,000	639,286	1.08

ThermoView Industries, Inc. - Common stock	234,951	563,060	65,786	0.11

Miscellaneous Securities		-	1,429,546	2.41
		$25,039,055	$45,999,020	77.69%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		June 30, 2005
	Shares	Cost	Fair Value	% of Net Investments
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities

AdStar, Inc. - Common stock (2)	269,231	$350,000	$266,539	0.45%

Advance Nanotech, Inc. - Common stock (2)	165,000	330,000	825,000	1.39

Bovie Medical Corporation - Common stock (2)	400,000	740,545	880,000	1.49

Comtech Group, Inc. - Common stock (2)	300,000	1,186,018	1,773,000	2.99

Cybex International - Common stock (2)	129,625	427,763	417,392	0.71

iLinc Communications, Inc.- Common stock	48,266	27,033	13,032	0.02

Gasco Energy, Inc. - Common stock	750,000	639,105	2,775,000	4.69

i2 Telecom - Convertible Preferred (2)	625	618,750	242,187	0.41

Medical Action Industries, Inc. - Common stock	20,100	237,209	358,785	0.60

Metasolv, Inc. - Common stock	100,000	210,838	237,000	0.40

PhotoMedex, Inc. - Common stock	70,000	176,400	158,900	0.27

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		June 30, 2005
	Shares	Cost	Fair Value	% of Net Investments
Other Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Precis, Inc. - Common stock	672,683	1,847,534	672,683	1.14

Stonepath Group, Inc. - Common stock	131,240	246,000	120,741	0.20

Tarantella, Inc. - Common stock	202,762	186,541	181,472	0.31

US Home Systems, Inc. - Common stock	110,000	535,587	551,100	0.93

Vaso Active Pharmaceuticals, Inc. - Common stock	150,000	250,000	112,500	0.19
		8,009,323	9,585,331	16.19%
		$37,448,378	$59,203,405	100.00%

Allocation of Investments - Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (2)		$16,761,176	$14,809,090	25.01%
Unrestricted Securities		$12,664,932	$38,483,215	65.00%
Other Securities (5)		$8,022,270	$5,911,100	9.99%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

		December 31, 2004
	Shares	Cost	Fair Value	% of Net Investments
Eligible Portfolio Investments - Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Inyx, Inc. - Common stock (2)	300,000	300,000	417,000	0.55%

Laserscope - Common stock	600,000	750,000	21,546,000	28.27

Poore Brothers, Inc. - Common stock (2)	1,507,791	1,544,294	5,262,191	6.91

PracticeXpert, Inc. - Common stock (2)	4,166,666	500,000	562,500	0.74

Simtek Corp. -
Common stock (2)	550,661	500,000	330,397	0.43
Common stock	1,000,000	195,000	600,000	0.79

Tarantella, Inc. - Common stock (2)	714,286	1,000,000	1,200,000	1.57

ThermoView Industries, Inc. - Common stock	234,951	563,060	122,175	0.16

Miscellaneous Securities		-	1,051,436	1.38
		$26,479,347	$59,154,086	77.63%

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2005	2004
Income:
Interest income	$87,874	$91,038
Dividend income	43,689	30,821
Other income	16,946	5,308
	148,509	127,167

Expenses:
General and administrative	27,524	107,000
Interest expense	29,143	14,621
Legal and professional fees	47,749	227,857
Management fee to affiliate	274,731	348,396
	379,147	697,874
Net investment loss	(230,638)	(570,707)

Realized and unrealized gain (loss) on investments: Net change in unrealized appreciation of investments	908,113	(11,580,931)

Net realized gain (loss) on investments	96,311	(1,462,277)

Net gain (loss) on investments	1,004,424	(13,043,208)

Net income (loss)	$773,786	$(13,613,915)

Net income (loss) per share	$0.17	$(3.13)

Weighted average shares outstanding	4,463,967	4,351,718

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Income:
Interest income	$171,762	$171,001
Dividend income	61,044	51,804
Other income	67,571	33,590
	300,377	256,395

Expenses:
General and administrative	101,186	210,364
Interest expense	39,021	28,027
Legal and professional fees	179,602	357,730
Management fee to affiliate	548,024	758,527
	867,833	1,354,648
Net investment loss	(567,456)	(1,098,253)

Realized and unrealized gain (loss) on investments: Net change in unrealized appreciation of investments	(16,351,876)	(1,288,280)

Net realized gain on investments	4,189,394	12,700,802

Net gain (loss) on investments	(12,162,482)	11,412,522

Net income (loss)	$(12,729,938)	$10,314,269

Net income (loss) per share	$(2.87)	$2.37

Weighted average shares outstanding	4,438,540	4,351,718

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended June 30,
	2005	2004
From operations:
Net investment loss	$(567,456)	$(1,098,253)
Net realized gain on investments	4,189,394	12,700,802
Net decrease in unrealized appreciation on investments	(16,351,876)	(1,288,280)
Net income (loss)	(12,729,938)	10,314,269

From distributions to stockholders: Common stock dividends declared from realized capital gains	(892,794)	(870,344)

From capital transactions: Sale of common stock	1,561,383	-
Total increase (decrease) in net assets	(12,061,349)	9,443,925

Net assets:
Beginning of period	74,582,499	69,405,964
End of period	$62,521,150	$78,849,889

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(12,729,938)	$10,314,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Net change in unrealized appreciation on investments	16,351,876	1,288,280
Net realized gain on investments	(4,189,394)	(12,700,802)
(Increase) decrease in interest and dividends receivable	(43,591)	164,624
(Increase) decrease in prepaid and other assets	(187,668)	137,548
Increase (decrease) in accounts payable	(46,188)	26,336
Increase (decrease) in accounts payable- affiliate	239,612	(659,689)
Increase (decrease) in due to broker	(24,869,650)	4,498,780
Purchase of investments	(2,466,284)	(5,791,524)
Proceeds from sale of investments	7,303,699	16,371,713

Net cash provided by (used in) operating activities	(20,637,526)	13,649,535

Cash flows from financing activities:
Cash dividends paid	(12,947,053)	(4,569,304)
Sale of common stock	1,561,383	-

Net cash used in financing activities	(11,385,670)	(4,569,304)

Net increase (decrease) in cash and cash equivalents	(32,023,196)	9,080,231
Cash and cash equivalents at beginning of the period	37,278,871	35,255,687

Cash and cash equivalents at end of period	$5,255,675	$44,335,918

Cash paid during the period Interest	$39,021	$28,027

See accompanying notes

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2005

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
June 30, 2005

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
June 30, 2005

Note 4 -	Management and Organization Fees, continued

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $548,024 and $758,527 for management fees during the six months ended June 30, 2005 and 2004, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital loss on each class of security without netting net unrealized capital gains on other classes of securities. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained, no incentive fee was recorded during the six months ended June 30, 2005 and 2004.

•
The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $90,824 and $161,721 during the six months ended June 30, 2005 and 2004, respectively.

As of June 30, 2005 and December 31, 2004, the Fund had an account payable of $3,937,073 and $3,697,461, respectively, for the amount due for the fees and expense reimbursements above.

As explained in Note 9, during 2005 the Investment Adviser resolved a dispute with the staff of the Securities and Exchange Commission involving the appropriate interpretation of section 205(b)(3) of the Advisers Act. As part of the settlement, the Investment Adviser agreed to pay $2,851,362 as a reduction of incentive fees for the period from inception through December 31, 2003. The Fund reported a receivable of $3,775,872 as of June 30, 2004 and December 31, 2003 to reflect the settlement which included interest income of $924,510, all of which was reflected as income in periods prior to January 1, 2004.

Note 5 -	Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at June 30, 2005.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2005

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
June 30, 2005

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

As of June 30, 2005, and December 31, 2004, the net unrealized appreciation associated with investments held by the Fund was $21,755,027 and $38,106,903, respectively. For the periods ended June 30, 2005 and December 31, 2004, the Fund had gross unrealized gains of $34,857,070 and $47,453,782, respectively, and gross unrealized losses of $13,102,043 and $9,346,879, respectively.

Note 7 -	Restricted Securities

As indicated on the schedules of investments as of June 30, 2005 and December 31, 2004, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (See Note 6).

Note 8 -	Distributions to Shareholders

During the three months ended June 30, 2004, the Fund declared dividends of $435,172, resulting in total dividends declared for the six months ended June 30, 2004 of $870,344. During the three months ended June 30, 2005, the Fund declared dividends of $446,397, resulting in total dividends declared for the six months ended June 30, 2005 of $892,794.

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
June 30, 2005

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

The effect of the SEC settlement was reflected retroactively. As such the effect of the adjustments in incentive fees were reported in prior years as though the agreed methodology had been in place since inception. Interest received by the fund upon settlement was allocated to the years in which it was earned. The $100,000 penalty received upon settlement was reflected in the year settlement was reached (2005).

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
June 30, 2005

Note 11 -	Financial Highlights

Selected per share data and ratios for each share of common stock outstanding throughout the six months ended June 30, 2005 and 2004 are as follows:

	2005	2004

Net asset value, beginning of period	$17.14	$15.95

Effect of share change	(.43)	-
Net investment income (loss)	(.13)	(.25)
Net realized and unrealized gain on investments	(2.72)	2.62

Total return from investment operations	(3.28)	2.37

Capital share transactions	.35	-
Distributions	(.20)	(.20)

Net asset value, end of period	$14.01	$18.12

Per share market value, end of period	$11.55	$13.15

Portfolio turnover rate	3.89%	8.91%
Quarterly return (a)	(10.81)%	(1.79)%
Ratio to average net assets (quarterly) (b):
Net investment income (loss)	(0.85)%	(1.37)%
Expenses	1.31%	1.69%

(a)
Six month returns (not annualized) were calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with American Institute of Certified Public Account guidelines.

(b)	Average net assets have been computed based on quarterly valuations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended June 30, 2005:

Bovie Medical Corporation (AMEX:BVX) During the second quarter of 2005, the Fund bought 100,000 shares of the company’s common stock for $215,545.

Comtech Group, Inc. (Nasdaq:COGO) During the second quarter of 2005, the Fund bought 60,000 shares of the company’s common stock for $346,019.

Cybex International, Inc. (AMEX:CYB) During the second quarter of 2005, the Fund sold 15,375 shares of the company’s common stock realizing proceeds of $45,387, representing a loss of $5,351.

Integrated Security Systems, Inc. (OTCBB:IZZI) In the second quarter of 2005, the Fund bought a promissory note and warrants to purchase 257,353 shares of common stock for $175,000. The Fund received 143,108 shares of common stock as payment in kind for interest on promissory notes held by the Fund. Russell Cleveland received 15,019 shares of common stock as payment in kind for his service as a director of the company. Mr. Cleveland assigned his shares to the Fund. The Fund also received 19,079 shares of common stock as compensation for allowing the company to extend the term of its promissory notes.

Metasolv, Inc. (Nasdaq:MSLV) In the second quarter of 2005, the Fund bought 100,000 shares of common stock for $210,838.

Poore Brothers, Inc. (Nasdaq:SNAK) In the quarter ended June 30, 2005, the Fund sold 46,027 shares of the company’s common stock realizing proceeds of $135,774, representing a gain of $96,939.

Precis, Inc. (OTCBB:PCIS) In the quarter ended June 30, 2005, the Fund bought 471,983 shares of the company’s common stock for $475,117.

Simtek Corporation (OTCBB:SRAM) In the quarter ended June 30, 2005, the Fund received warrants to purchase 66,666 shares of the company’s common stock at $0.50 per share as consideration for the Fund waiving its right to mandatory principal redemption under the $1,000,000 7 1/2 % convertible debenture for one year.

Results of Operations for the Three Months Ended June 30, 2005

For the quarter ended June 30, 2005, the Fund had a net investment loss of $230,638 compared to a net investment loss of $570,707 for the second quarter of 2004. This change was due in part to a decrease in expenses offset by a slight increase in investment income from $127,167 for the second quarter of 2004 to $148,509 for the comparable period of 2005. Other income increased from $5,308 for the three months ended June 30, 2004 to $16,946 for the same period of 2005 as a result of the receipt of a fee for extending debt investments in Integrated Security Systems, Inc. Dividend income for the three-month period ended June 30, 2005 was $43,689 versus $30,821 for the same period in 2004 as a result of the receipt of a dividend from i2 Telecom International, Inc.

Expenses decreased from $697,874 for the quarter ended June 30, 2004 to $379,147 for the second quarter 2005. General and administrative expenses decreased for the second quarter of 2005 to $27,524 from $107,000 for the second quarter of 2004 primarily due to decreases in travel and marketing expenses, and NASDAQ fees, and refunds of taxes and bank charges, offset by higher investor relation expenses in 2005. Interest expense increased from $14,621 for the second quarter of 2004 to $29,143 for the comparable period of 2005 as a result of higher margin balances during the quarter ended June 30, 2005. Legal and professional fees decreased from $227,857 for the second quarter of 2004 to $47,749 in the same period 2005. These fees were higher in 2004 as a result of increased expenses relating to rights offering in the second quarter of 2004. Management fees decreased from $348,396 for the second quarter of 2004 to $274,731 for the second quarter of 2005 as a result of lower market values for portfolio investments at the quarter end of June 30, 2005.

Net change in unrealized appreciation was a decrease of $11,580,931 for the quarter ended June 30, 2004. Net change in unrealized appreciation was an increase of $908,112 for the quarter ended June 30, 2005. The variance is a result of fluctuations in market values of securities at each quarter end and the realization of gains or losses upon disposition of investments.

During the quarter ended June 30, 2004 the fund realized losses due to bankruptcies in Dexterity Surgical, Inc. and Fortune Natural Resources Corp. During the same period in 2005 the fund realized gains on the sale of Poore Brothers, Inc. common stock.

Results of Operations for the Six Months Ended June 30, 2005

For the six months ended June 30, 2005, the Fund experienced a net investment loss in the amount of $567,456 compared to $1,098,253 for the same six-month period in 2004. This change was due in part to an increased investment income from $256,395 for the six months ended June 30, 2004 to $300,377 for the comparable period of 2005. Other income increased from $33,590 for the six months ended June 30, 2004 to $67,571 for the same period of 2005 primarily due to the receipt of a fee for extending debt investments in Integrated Security Systems, Inc. in 2005. Dividend income for the six-month period ended June 30, 2005 was $61,044 versus $51,804 for the same period in 2004. The increase was the result of the receipt of a dividend from i2 Telecom International, Inc.

Expenses decreased from $1,354,648 for the six months ended June 30, 2004 to $867,833 for the same period in 2005. General and administrative expenses decreased from $210,364 in the six months ended June 30, 2004 to $101,186 for the same period in 2005 primarily due to a decrease in marketing expenses, NASDAQ fees, and refunds of taxes and bank charges, offset by higher investor relation expenses in 2005. Interest expense increased from $28,027 for the six months ended June 30, 2004 to $39,021 for the comparable period of 2005 as a result of higher margin balances during the six months ended June 30, 2005. Legal and professional fees decreased from $357,730 for the six months ended June 30, 2004 to $179,602 for the six months ended June 30, 2005. These expenses were higher in the six months ended June 30, 2004 as a result of rights offering expenses. Management fees decreased from $758,527 for the six months ended June 30, 2004 to $548,024 for the same period in 2005 due to lower market values of portfolio investments during the six months ended June 30, 2005.

The net change in unrealized appreciation was a decrease of $1,288,280 for the six months ended June 30, 2004. The net change in unrealized appreciation was a decrease of $16,351,876 for the six months ended June 30, 2005. The variance was a result of fluctuations in market values of securities at each quarter end and the realization of gains or losses upon disposition of investments.

Realized gains decreased from $12,700,802 for the six months ended June 30, 2004 to $4,189,394 for the same period in 2004. During the six months ended June 30, 2004 the fund realized gains primarily from the sale of investments in Laserscope, Bentley Pharmaceutical, Stonepath Group, Inc. and I-Flow Corp. that were offset by realized losses due to bankruptcies in Dexterity Surgical, Inc. and Fortune Natural Resources Corp. During the same period in 2005 the fund realized gains primarily on the sale of Poore Brothers, Inc. and Dave & Buster’s common stock.

Liquidity and Capital Resources

For the six months ended June 30, 2005, net assets decreased from $74,582,499 at December 31, 2004 to $62,521,150 at June 30, 2005.

At June 30, 2005 the Fund had cash and cash equivalents of $5,255,675 versus cash and cash equivalents of $37,278,871 at December 31, 2004. This decrease is primarily attributable to the maturity of the margin T-Bill holding and the payment of the dividend payable January 20, 2005. The Fund’s interest and dividends receivable increased from $95,689 at December 31, 2004 to $139,280 at June 30, 2005 due primarily to higher balances of interest due from Digital Learning Institute, iLinc Communications, Inc., and Hemobiotech, Inc.

Accounts payable decreased from $51,477 at December 31, 2004 to $5,289 at June 30, 2005 primarily due to the payment of accrued expenses during the six months ended June 30, 2005. Accounts payable to affiliate increased from $3,697,461 at December 31, 2004 to $3,937,073 at June 30, 2005, reflecting the payments of management fee for the fourth quarter of 2004, offset by the accrual of management fee payable to the Fund’s investment adviser for the first two quarters of 2005.

During the six months ended June 30, 2005 the Fund paid $12,947,053 of dividends to shareholders, of which $12,054,258 was capital gains dividend payable at December 31, 2004 and $892,795 of dividends declared and payable during the six months ended June 30, 2005.

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

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the 1934 Act). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended June 30, 2005 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

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