Form 10-Q
period 2005-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2006-12-20
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

ASSETS

	September 30, 2005	December 31, 2004

Cash and cash equivalents	$7,724,583	$37,278,871
Investments at fair value, cost of $34,715,228
and $38,096,399 at September 30, 2005 and
December 31, 2004, respectively	57,053,862	76,203,302
Accounts receivable - settlement with affiliate	3,775,872	3,775,872
Accounts receivable - broker	1,194,290	-
Interest and dividends receivable	42,907	95,689
Prepaid and other assets	82,992	33,375
	$69,874,506	$117,387,109
LIABILITIES AND NET ASSETS
Liabilities:
Due to broker	$2,045,613	$27,001,414
Accounts payable	133,618	51,477
Accounts payable - affiliate	4,217,526	3,697,461
Accounts payable - dividends	-	12,054,258
	6,396,757	42,804,610
Net assets:
Common stock, $1 par value; authorized 20,000,000
shares; 4,673,867 and 4,561,618 issued; 4,463,967
and 4,351,718 shares outstanding	4,673,867	4,561,618
Additional paid-in-capital	34,029,145	33,641,903
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	4,171,070	7,042
Net unrealized appreciation of investments	22,338,634	38,106,903

Net assets, equivalent to$14.22 and $17.14 per share
at September 30, 2005 and December 31, 2004,
respectively	63,477,749	74,582,499
	$69,874,506	$117,387,109

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

		September 30, 2005
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments

Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp.
Promissory notes (4)	7.00%	07/19/06	$250,000	$250,000	0.44%

Digital Learning Management Corp. -
Convertible debenture (2)	7.00	02/27/11	1,000,000	134,228	0.23

iLinc Communications, Inc. -
Convertible redeemable note (2)	12.00	03/29/12	500,000	500,000	0.88

Integrated Security Systems, Inc. -
Promissory notes (4)	8.00	09/30/06	525,000	525,000	0.92
Promissory notes (4)	7.00	09/30/06	200,000	200,000	0.35
Promissory note (4)	8.00	09/30/06	175,000	175,000	0.31

Simtek Corporation -
Convertible debenture	7.50	06/28/09	1,000,000	1,185,897	2.08
			$3,650,000	$2,970,125	5.21%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		September 30, 2005
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

CaminoSoft Corp. -
Common stock	1,750,000	$4,000,000	$1,837,500	3.22%
Common stock (2)	1,539,414	1,150,000	1,616,385	2.83
Common stock (2)	250,000	125,000	262,500	0.46

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	387,671	0.68
Series B, preferred stock (1)(3)	25,646	620,329	1,052,420	1.84
Series C, preferred stock (1)(3)	51,249	1,059,734	1,391,463	2.44
Series D, preferred stock (1)(3)	16,057	500,000	500,000	0.88

Gaming & Entertainment Group, Inc.-
Common stock	612,500	550,625	128,625	0.23

Gasco Energy, Inc. -
Common stock	1,541,667	1,250,000	10,252,086	17.97

Global Axcess Corporation -
Common stock (2)	953,333	1,261,667	1,267,933	2.22

Hemobiotech, Inc. -
Common stock (2)	549,164	520,347	520,347	0.91

Integrated Security Systems, Inc. -
Common stock (2)	27,314,351	5,636,545	5,736,014	10.05
Series D, preferred stock (2)	187,500	150,000	39,375	0.07

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		September 30, 2005
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Inyx, Inc. -
Common stock (2)	300,000	300,000	390,000	0.68

Laserscope -
Common stock	600,000	750,000	16,908,000	29.64

PracticeXpert, Inc. -
Common stock (2)	4,166,666	500,000	300,000	0.53

Simtek Corp. -
Common stock	1,000,000	195,000	370,000	0.65
Common stock - private placement (2)	550,661	500,000	203,745	0.36

Miscellaneous Securities		-	1,615,569	2.83
		$23,761,454	$44,779,633	78.49%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		September 30, 2005
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AdStar, Inc. -
Common stock (2)	269,231	$350,000	$659,616	1.16%

Advance Nanotech, Inc. -
Common stock (2)	165,000	330,000	957,000	1.68

Bovie Medical Corporation -
Common stock (2)	500,000	904,545	1,105,000	1.94

Comtech Group, Inc. -
Common stock (2)	300,000	1,186,019	1,794,000	3.14

iLinc Communications, Inc.-
Common stock	48,266	27,033	9,653	0.02

Gasco Energy, Inc. -
Common stock	249,999	232,499	1,662,493	2.91

i2 Telecom -
Convertible Preferred (2)	625	618,750	234,377	0.41

Medical Action Industries, Inc. -
Common stock	20,100	237,209	344,313	0.60

Metasolv, Inc. -
Common stock	100,000	210,838	327,000	0.57

PhotoMedex, Inc. -
Common stock	70,000	176,400	145,600	0.25

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments, continued
(unaudited)

		September 30, 2005
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Precis, Inc. -
Common stock	800,000	1,998,894	1,208,000	2.12

Stonepath Group, Inc. -
Common stock	131,240	246,000	132,552	0.23

US Home Systems, Inc. -
Common stock	110,000	535,587	627,000	1.10

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	97,500	0.17
		7,303,774	9,304,104	16.30%
		$34,715,228	$57,053,862	100.00%
Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$15,032,873	$15,720,520	27.55%
Unrestricted Securities		$11,660,085	$35,236,219	61.76%
Other Securities (5)		$8,022,270	$6,097,123	10.69%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not fully registered and freely tradable.
(3)	Securities in a privately owned company.
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Income:
Interest income	$91,546	$95,997
Dividend income	45,661	48,848
Write-off of interest receivable	(140,199)	-
Other income	5,386	9,920
	2,394	154,765
Expenses:
General and administrative	166,376	67,844
Interest expense	24,464	27,428
Legal and professional fees	17,420	117,150
Management fee to affiliate	278,937	316,320
	487,197	528,742
Net investment loss	(484,803)	(373,977)

Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation of investments	583,608	(6,313,300)
Net realized gain on investments	1,304,189	258,022

Net gain (loss) in investments	1,887,797	(6,055,278)

Net income (loss)	$1,402,994	$(6,429,255)

Net income (loss) per share	$.31	$(1.48)

Weighted average shares outstanding	4,463,967	4,351,718

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Income:
Interest income	$263,308	$266,998
Dividend income	106,705	100,652
Write-off of interest receivable	(140,199)	-
Other income	72,957	43,510

	302,771	411,160
Expenses:
General and administrative	267,562	278,208
Interest expense	63,485	55,455
Legal and professional fees	197,022	474,880
Management fee to affiliate	826,961	1,074,847
	1,355,030	1,883,390
Net investment loss	(1,052,259)	(1,472,230)

Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation of investments	(15,768,269)	(7,601,580)
Net realized gain on investments	5,493,584	12,958,824

Net gain (loss) in investments	(10,274,685)	5,357,244

Net income (loss)	$(11,326,944)	$3,885,014

Net income (loss) per share	(2.55)	$.89

Weighted average shares outstanding	4,447,109	4,351,718

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
From operations:
Net investment loss	$(1,052,259)	$(1,472,230)
Net realized gain on investments	5,493,584	12,958,824
Net change in unrealized
appreciation on investments	(15,768,269)	(7,601,580)
Net income (loss)	(11,326,944)	3,885,014

From distributions to stockholders:
Common stock dividends declared
from realized capital gains	(1,339,189)	(1,305,515)

From capital transactions:
Sale of common stock	1,561,383	-

Total increase (decrease) in net assets	(11,104,750)	2,579,499

Net assets:
Beginning of period	74,582,499	69,405,964

End of period	$63,477,749	$71,985,463

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(11,326,944)	$3,885,014
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Net change in unrealized appreciation on investments	15,768,269	7,601,580
Net realized gain on investments	(5,493,584)	(12,958,824)
Decrease in interest and dividends receivable	52,782	179,843
Increase in accounts receivable-broker	(1,194,291)	-
(Increase) decrease in prepaid and
other assets	(49,616)	142,407
Increase (decrease) in accounts payable	82,141	(12,943)
Increase (decrease) in accounts payable-
affiliate	520,065	(322,796)
Decrease in due to broker	(24,955,801)	(1,648)
Purchase of investments	(2,828,590)	(8,276,323)
Proceeds from sale of investments	11,703,345	17,571,734

Net cash provided by (used in) operating activities	(17,722,224)	7,808,044

Cash flows from financing activities:
Sale of common stock	1,561,383	-
Cash dividends	(13,393,447)	(5,004,475)

Net cash used in financing activities	(11,832,064)	(5,004,475)

Net increase (decrease) in cash
and cash equivalents	(29,554,288)	2,803,569
Cash and cash equivalents at beginning
of the period	37,278,871	35,255,687

Cash and cash equivalents at end of period	$7,724,583	$38,059,256

Cash paid during the period
Interest	$63,485	$55,455

See accompanying notes

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2005

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
September 30, 2005

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

Accounts receivable-broker represents proceeds due from the settlement of open market sales of equity that are not due to settle until after September 30, 2005. At September 30, 2005 the Fund was due to receive $1,194,290 in proceeds from the sale of 200,000 shares of Gasco Energy, Inc. common stock with trade dates of September 28 and 29, 2005 and settlement dates of October 1 and 2, 2005.

Note 4 -	Management and Incentive Fees

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Pursuant to an Investment Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $826,961 and $1,074,847 for management fees during the nine months ended September 30, 2005 and 2004, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital loss on each class of security without netting net unrealized capital gains on other classes of securities. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained, no incentive fee was recorded during the nine months ended September 30, 2005 and 2004.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2005

Note 4 -	Management and Incentive Fees, continued

•
The Investment Adviser was reimbursed by the Fund for administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $95,672 and $169,766 during the nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005 and December 31, 2004, the Fund had an account payable of $4,217,526 and $3,647,461, respectively, for the amount due for the fees and expense reimbursements above.

As explained in Note 9, the Investment Adviser resolved a dispute with the staff of the Securities and Exchange Commission involving the appropriate interpretation of section 205(b)(3) of the Advisers Act. As part of the settlement, the Investment Adviser agreed to pay $2,851,362 as a reduction of incentive fees for the period from inception through December 31, 2003. The Fund reported a receivable of $3,775,872 as of September 30, 2005 and December 31, 2004 to reflect the settlement which included interest income of $924,510, all of which was recognized in periods prior to January 1, 2004.

Note 5 -	Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at September 30, 2005.

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
September 30, 2005

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

As of September 30, 2005, and December 31, 2004, the net unrealized appreciation associated with investments held by the Fund was $22,338,634 and $38,106,903, respectively. For the periods ended September 30, 2005 and December 31, 2004, the Fund had gross unrealized gains of $32,344,916 and $47,453,782, respectively, and gross unrealized losses of $10,006,282 and $9,346,879, respectively.

Note 7 -	Restricted Securities

As indicated on the schedules of investments as of September 30, 2005 and December 31, 2004, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (Note 6).

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
September 30, 2005

Note 8 -	Distributions to Shareholders

During the three months ended September 30, 2004, the Fund declared dividends of $435,171, resulting in total declared dividends for the nine months ended September 30, 2004 of $1,305,515. During the three months ended September 30, 2005, the Fund declared dividends of $446,395 resulting in total declared dividends for the nine months ended September 30, 2005 of $1,339,189.

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
September 30, 2005

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

Selected per share data and ratios for each share of common stock outstanding throughout the nine months ended September 30, 2005 and 2004 are as follows:

	2005	2004
Net asset value, beginning of period	$17.14	$15.95

Effect of share change	(0.43)	-
Net investment income (loss)	(0.24)	(0.34)
Net realized and unrealized gain on investments	(2.30)	1.23

Total return from investment operations	(2.97)	0.89

Capital Shares Transactions	0.35	0.00

Distributions	(0.30)	(0.30)

Net asset value, end of period	$14.22	$16.54

Per share market value, end of period	$11.25	$11.25

Portfolio turnover rate	4.54%	12.75%
Quarterly return (a)	(13.13%)	(15.98%)
Ratio to average net assets (b):
Net investment income (loss)	(1.60%)	(1.88%)
Expenses	2.06%	2.41%

(a)
Nine month returns (not annualized) were calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with American Institute of Certified Public Account guidelines.

(b)	Average net assets have been computed based on quarterly valuations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended September 30, 2005:

Advanced Refractive Technologies, Inc. (OTCBB:ARFR) During the third quarter of 2005, the Fund purchased a $2,500 promissory note. Later that quarter, the company declared bankruptcy. As a result, the Fund wrote off its $502,500 investment in the company.

Bovie Medical Corporation (AMEX:BVX) The Fund purchased 100,000 shares of the company’s common stock for $164,000.

Cybex International, Inc. (AMEX:CYB) During the third quarter of 2005, the Fund sold 129,625 shares of the company’s common stock realizing proceeds of $444,206, representing a gain of $16,444.

Dexterity Surgical, Inc. (OTCBB:DEXT) The Fund wrote off its entire investment in the company when the company declared bankruptcy in 2004. Nonetheless, during the third quarter of 2005, the Fund received $112,500 from the company as part of the bankruptcy process.

Gasco Energy, Inc. (AMEX:CYB) During the third quarter of 2005, the Fund sold 500,001 shares of the company’s common stock, realizing proceeds of $3,008,609, representing a gain of $2,602,004.

Hemobiotech, Inc. (OTCBB:HMBT) During the third quarter of 2005, the Fund converted its $250,000 promissory note and accrued interest of $20,347 into 255,045 shares of common stock.

Integrated Security Systems, Inc. (OTCBB:IZZI) In the third quarter of 2005, the Fund received 63,016 shares of common stock as payment in kind for interest on promissory notes held by the Fund.

Precis, Inc. (OTCBB:PCIS) In the quarter ended September 30, 2005, the Fund bought 127,317 shares of the company’s common stock for $151,360.

Tarantella, Inc. (OTCBB:TTLA) In the quarter ended September 30, 2005, the Fund sold 917,048 shares of the company’s common stock in connection with a cash merger involving the company. The Fund realized proceeds of $825,343, representing a gain of $361,198.

Thermoview Industries, Inc. (AMEX:THV) During the quarter ended September 30, 2005, the company declared bankruptcy. Thus, the Fund wrote off its $563,060 investment in the company.

Results of Operations for the Three Months Ended September 30, 2005

For the quarter ended September 30, 2005, the Fund had a net investment loss of $484,803 compared to $373,977 for the third quarter of 2004. This change was due in part to a decrease in investment income from $154,765 for the third quarter of 2004 to $2,394 for the comparable period of 2005. This decrease in investment income was attributable to the Fund realizing a loss on interest receivables that were written off from Digital Learning Institute, Advanced Refractive Technologies, Inc., and iLinc Communications, Inc. during the third quarter of 2005.

Expenses decreased from $528,742 for the quarter ended September 30, 2004 to $487,197 for the third quarter 2005. Legal and professional fees decreased from $117,150 for the third quarter of 2004 to $17,420 in the same period 2005. The 2004 legal and professional fees were higher as a result of expenses relating to the rights offering and settlement issues with the Securities and Exchange Commission in the third quarter of 2004.

Net change in unrealized appreciation was a decrease of $6,313,300 for the quarter ended September 30, 2004. Net change in unrealized appreciation was an increase of $583,608 for the quarter ended September 30, 2005. The change is the result of fluctuations in market values of securities at each quarter end and the realization of gains upon sales of investments, primarily GASCO Energy, Inc. common stock.

Realized gains increased from $258,022 for the quarter ended September 30, 2004 to $1,304,189 for the same period in 2005 as a result of higher gains on investments being sold during the quarter ended September 30, 2005.

Results of Operations for the Nine Months Ended September 30, 2005

For the nine months ended September 30, 2005, the Fund experienced a net investment loss in the amount of $1,052,259 compared to $1,472,230 for the same nine-month period in 2004. Interest receivables of $140,199 for Digital Learning Institute, Advanced Refractive Technologies, Inc., and iLinc Communications, Inc. were written off during the nine months ended September 30, 2005. Other income for the nine-month period ended September 30, 2005 increased to $72,957 from $43,510 for the same period in 2004 due to the receipt of a late S-3 filing fee from Gaming & Entertainment during the nine months ended September 30, 2005.

Expenses decreased from $1,883,390 for the nine months ended September 30, 2004 to $1,355,030 for the same period in 2005. Legal and professional fees decreased from $474,880 for the nine months ended September 30, 2004 to $197,022 for the same nine month period of 2005. These expenses were higher in 2004 as a result of rights offering and Securities and Exchange Commission settlement issue expenses. Management fees decreased from $1,074,847 for the nine months ended September 30, 2004 to $826,961 for the same period in 2005 due to lower net asset values during 2005.

The net change in unrealized appreciation was a decrease of $7,601,580 for the nine months ended September 30, 2004. The net change in unrealized appreciation was a decrease of $15,768,269 for the nine months ended September 30, 2005. The variance is the result of fluctuations in market values of securities at each quarter end and the realization of gains upon sale of investments, primarily Poore Brothers, Inc. and Dave & Buster’s, Inc. common stock.

Realized gains decreased from $12,958,824 for the nine months ended September 30, 2004 to $5,493,584 for the same period in 2005 as a result of fewer gains being earned from the sale of investments during the nine months ended September 30, 2005.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, net assets decreased from $74,582,499 at December 31, 2004 to $63,477,749 at September 30, 2005.

At the end of the third quarter of 2005, the Fund had cash and cash equivalents of $7,724,583 versus cash and cash equivalents of $37,278,871 at December 31, 2004. This decrease is primarily attributable to the maturity of the margin T-Bill holding and the payment of the December 31, 2004 dividend payable on January 20, 2005. For the nine months ended September 30, 2005, the fair value of investments decreased from $76,203,302 to $57,053,862 due to fluctuations in the market value of securities.

At September 30, 2005, there was an accounts receivable-broker balance of $1,194,290 for proceeds due from the sale of GASCO Energy, Inc. The Fund’s interest and dividends receivable decreased from $95,689 at December 31, 2004 to $42,907 at September 30, 2005 due primarily to the write off of interest receivables from Digital Learning Institute, VisiJet, Inc., and ILinc Communications, Inc. Prepaid and other assets increased from $33,375 at September 30, 2004 to $82,992 at September 30, 2005. The increase was the result of pre-payment of insurance and legal fees.

Accounts payable increased from $51,477 at December 31, 2004 to $133,618 at September 30, 2005 primarily due to the accrual of an insurance deductible at September 30, 2005. Accounts payable to affiliate increased from $3,697,461 at December 31, 2004 to $4,217,526 at September 30, 2005, reflecting the accrual of management fee payable to the Fund’s investment adviser for the first three quarters of 2005.

During the nine months ended September 30, 2005 the Fund paid $13,393,447 of dividends to shareholders of which $12,054,258 was capital gains dividend payable at December 31, 2004 and $1,339,190 of dividends declared and payable during the nine months ended September 30, 2005.

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

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended September 30, 2005 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

PART II

Item 1.	Legal Proceedings

None

Item A.	Risk Factors

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

_/s/ Russell Cleveland _____________	December 19, 2006
Russell Cleveland, President
and Chief Executive Officer
(Principal Executive Officer)

/s/ Barbe Butschek_______________	December 19, 2006
Barbe Butschek, Chief Financial Officer
(Principal Financial Officer)