Form 10-K
period 2006-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2007-03-16
CIK 919567

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
Mark One
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 33-75758

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
(Exact name of Registrant as specified in its charter)

Texas	75-2533518
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 210, LB 59, 8080 North Central Expressway, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 891-8294

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock ($1.00 par value)
(Title of Class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.   Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of such the Registrant’s Common Stock as of March 1, 2007, was $37,632,379. As of March 15, 2007, there were 4,463,967 shares of Registrant’s Common Stock outstanding.

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

The investment objective of the Fund is to provide its shareholders long-term capital appreciation by investing primarily in privately placed convertible securities and equity securities of emerging growth companies.

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

Our Internet website address is www.rencapital.com. You can review the filings we have made with the U.S. Securities and Exchange Commission (“SEC”), free of charge, by linking to the Electronic Data Gathering, Analysis, and Retrieval System of the SEC (“EDGAR”) at www.sec.gov. From EDGAR, you should be able to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Generally, investments are, and will continue to be, in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the “1934 Act”), or companies that in the opinion of the Investment Adviser have the ability to effect a public offering within three to five years. The Fund generally invests in privately placed preferred stock or debentures of a company to be held in the Fund’s portfolio (“Portfolio Company”). These securities typically are convertible into, or exchangeable for, the common stock of the Portfolio Company. While such common stock of the Portfolio Company may be publicly traded, the common stock acquired by the Fund is often unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act of 1933, as amended (the “1933 Act”), or after registration pursuant to the 1933 Act. The Fund also purchases shares of small and micro cap issuers in the open markets. These shares are freely tradable and have no restrictions on resale.

From inception through December 31, 2006, the Fund had made investments in seventy-five (75) different Portfolio Companies having an aggregate cost of $96,818,111. At December 31, 2006, the Fund had active investments in thirty (30) Portfolio Companies. The Fund does not focus on particular industry segments. Instead, the Fund makes investment decisions using a bottom-up analysis of the potential Portfolio Company, with no predetermined industry bias.

Under the provisions of the 1940 Act, a Business Development Company generally is required to invest at least 70% of its assets directly in “Eligible Portfolio Companies” and temporary investments in “cash items” pending other investments. The term Eligible Portfolio Company generally includes any issuer that (1) is organized under the laws of, and has its principal place of business in, any U.S. state or states; (2) is not an investment company and (3) does not have any class of securities listed on a national securities exchange. The Fund determines whether any prospective investment is in an Eligible Portfolio Company at the time the investment is made, and the calculation of the requisite percentage is also made at that time and is based on the most recent valuation of the Fund’s assets. Under the 1940 Act, a Business Development Company may invest up to 30% of its funds in companies that do not qualify as Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets in the securities of Eligible Portfolio Companies, then the Fund will be prohibited from making investments in companies that are not Eligible Portfolio Companies until such time as the percentage of eligible investments again are at least equal to the 70% threshold.

Pending investment in securities of Eligible Portfolio Companies or other Portfolio Companies, the Registrant’s funds are invested in short-term investments consisting primarily of cash or U.S. Government and agency obligations.

At December 31, 2006, the Fund’s investment assets were classified by amount as follows:

		Percentage
Classification	Value	of Assets

Investments in Eligible Portfolio	$30,958,459	64.0%
Companies (including cash and cash equivalents, net of liabilities)
Other Portfolio Investments	17,408,983	36.0%
	$48,367,442	100.0%

INVESTMENT OBJECTIVE

The investment objective of the Fund is to provide its shareholders with long-term capital appreciation by investing primarily in privately placed convertible debt and equity securities of emerging growth public companies. The Fund seeks to provide returns to shareholders through cash dividends of net investment income and through distributions of realized gains.

The Fund has elected the special income tax treatment available to a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code in order to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to shareholders. If a RIC meets certain diversification and distribution requirements under the Internal Revenue Code, the RIC qualifies for pass-through tax treatment. The Fund would be unable to qualify for pass-through tax treatment if it were unable to comply with these requirements. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in both the Fund’s net assets and the amount of income available for distribution to shareholders.

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

With respect to investments in emerging growth companies, the Fund emphasizes investing in convertible debentures or convertible preferred stock of publicly held companies that the Fund anticipates will be converted into common stock and registered for public sale within three to five years after the private placement. In addition, the Fund will invest in privately placed common stock of publicly traded issuers that are initially restricted from trading. To a lesser extent, the Fund may participate in bridge financings in the form of loans or other preferred securities which are convertible into common stock of the issuer or issued together with equity participation, or both, for companies which the Fund anticipates will complete a stock offering or other financing within a year from the date of the investment. The Fund may also make bridge loans, either secured or unsecured, intended to carry the borrower to a private placement or an initial public offering, or to a merger, acquisition, or other strategic transaction.

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

In the event the Fund elects to participate as a member of the Portfolio Company’s Board of Directors, either through advisory or full membership, the Fund’s nominee to the board will generally be selected from among the officers of RENN Group. When, at the discretion of RENN Group, a suitable nominee is not available from among its officers, RENN Group will select, as alternate nominees, outside consultants who have prior experience as an independent outside director of a public company. At December 31, 2006, officers of the Fund served as directors of six of the Fund’s portfolio companies. The Fund makes available significant managerial assistance to its portfolio companies through participating in discussions with management and review of various management reports.

Although the Fund has no intent to change its current investment objectives, they may be changed without a vote of the holders of a majority of the Fund’s common stock.

It is the policy of the Fund not to structure off-balance-sheet arrangements.

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

BUSINESS DEVELOPMENT COMPANY

A business development company (“BDC”) is a closed-end management investment company that generally makes 70% or more of its investments in “Eligible Portfolio Companies” and “cash items” pending other investment. Under the 1940 Act, only certain companies may qualify as “Eligible Portfolio Companies.” To be an “Eligible Portfolio Company,” the company must satisfy the following:

•	it must be organized under the laws of, and have its principal place of business in, any state or states of the United States of America;

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

•	it does not have any class of securities listed on a national securities exchange.

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

CO-INVESTMENTS WITH ADVISOR AFFILIATED FUNDS

In accordance with the conditions of an exemptive order of the SEC permitting co-investments (the “Co-investment Order”), many of the Fund’s acquisitions and dispositions of investments are made in joint participation with funds that are also advised or managed by RENN Group (“Advisor Affiliated Funds”).

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

INVESTMENT ADVISERS ACT OF 1940 AND THE ADVISORY AGREEMENT

RENN Group is the investment adviser to the Fund pursuant to the Advisory Agreement (the “Advisory Agreement”). RENN Group is registered as an investment adviser under the Advisers Act and is subject to its filing and other requirements. The Advisers Act also provides restrictions on the activities of registered advisers in order to protect clients from manipulative or deceptive practices.

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

Pursuant to the Advisory Agreement, RENN Group receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due on the last day of the calendar quarter. In addition, under the Advisory Agreement, RENN Group receives an incentive fee in an amount equal to 20% of the Fund’s realized capital gains in excess of realized capital losses of the Fund after allowance for any unrealized capital losses in the portfolio investments of the Fund. The incentive fee is calculated and paid on an annual basis.

FUND PORTFOLIO INVESTMENTS

At December 31, 2006, the Fund had active investments in the following companies:

Access Plans USA, Inc. (formerly Precis, Inc.) (NASDAQ:AUSA)
2040 North Highway 360, Grand Prairie, TX 75050

Access Plans USA, Inc. distributes a broad array of health insurance products to individuals and families and non-insurance health care discount programs to affordably address the needs of uninsured or underinsured individuals. The Company also provides third party claims administration, provider network management, and utilization management services to employers and employee groups.

During the fourth quarter of 2006, the Fund bought in the open market 90,500 shares of the company’s common stock for $140,884.

At December 31, 2006, the Fund owned a total of 890,500 shares of the company’s common stock having a cost basis of $2,139,777.

AdStar, Inc. (NASDAQ:ADST)
4553 Glencoe Avenue, Suite 325, Marina del Rey, CA 90292

AdStar, Inc. is a leading provider of remote advertising technology products and services to the classified advertising industry. AdStar transforms publishers’ websites into full service classified ad sales channels for their print and on-line classified ad departments.

At December 31, 2006, the Fund owned 269,231 shares of common stock in the company, having a cost basis of $350,000.

Advance Nanotech, Inc. (OTCBB:AVNA)
600 Lexington Avenue, 29th Floor, New York, New York 10022

Advance Nanotech, Inc. is working on the development and commercialization of nanotechnology. The company focuses its research on nano-enabled electronics, biopharma and materials. Advanced Nanotech has established relationships with academic institutions.

In the first quarter of 2006, the Fund received 5,796 shares of the company’s common stock as a penalty for breach of the company’s obligation to cause the Fund’s securities to be registered for resale under the Securities Act of 1933, as amended.

At December 31, 2006, the Fund owned 170,796 shares of common stock and warrants to purchase 82,500 shares of common stock. These securities have a cost basis of $330,000.

Asian Financial, Inc. (Duoyuan Digital Printing Technology) (Private)
No. 3 Jinyuan Road, Daxing Industry Development Zone, Beijing, China, 102600

Duoyuan Digital Printing Technology manufactures commercial printing machines in China.

During the fourth quarter of 2006, the Fund acquired 130,208 shares of the company’s common stock for $500,000 in a private placement.

At December 31, 2006, the Fund owned 130,208 shares of common stock in the company, having a cost basis of $500,000.

Bovie Medical Corporation (AMEX:BVX)
734 Walt Whitman Road, Melville, NY 11747

Bovie Medical Corporation manufactures, markets and develops medical products and related technologies. The company also manufactures a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery and for the placement of endotracheal tubes.

During the first quarter of 2006, the Fund added $3,300 to its cost basis to reflect the added cost of registering the Fund’s shares.

At December 31, 2006, the Fund owned 500,000 shares of common stock in the company, having a cost basis of $907,845.

CaminoSoft Corporation (OTC:CMSF)

600 North Hampshire Road, Suite 105, West Lake Village, CA 91361

CaminoSoft Corporation creates intelligent data storage and management infrastructures by facilitating data storage, retrieval, protection, and performance measurement and management.

During the first quarter of 2006, the Fund received warrants to purchase 50,000 shares at $0.86 per share for allowing the company to extend the maturity of a promissory note.

At December 31, 2006, the Fund held a $250,000 promissory note. The Fund also owned 3,539,414 shares of common stock in the company having a basis of $5,275,000. Additionally, the Fund owned warrants to purchase 1,602,779 shares common at exercise prices ranging from $0.53 per share to $1.11 per share, with varying expiration dates, and options to purchase 94,200 shares common with strike prices ranging from $0.41 per share to $0.61 per share.

China Security & Surveillance Technology, Inc. (OTCBB:CSCT)
13th Floor Shenzhen Special Zone Press Tower, Shennan Road, Shenzhen, China, 518034

China Security & Surveillance Technology, Inc. engages in the manufacture, distribution, installation, and maintenance of security and surveillance systems in the People’s Republic of China. The company offers embedded digital video recorders, PC digital video recorders, mobile digital video recorders, digital cameras, and auxiliary apparatus.

During the third quarter of 2006, the Fund purchased 142,857 shares of common stock and warrants to purchase 28,571 shares of common stock at $4.80 per share for $500,000 in a private placement.

At December 31, 2006, the Fund owned 142,857 shares of common stock and warrants to purchase 28,571 shares of the company’s common stock with an exercise price of $4.80 per share.

Comtech Group, Inc. (NASDAQ:COGO)
Room 1001 Tower C Skyworth Building High-Tech Industrial Park Nanshan, Shenzhen, China 518057

Comtech Group, Inc. provides design solutions to telecom equipment, mobile device and consumer electronic manufacturers in China.

At December 31, 2006, the Fund held 300,000 shares of the company’s common stock, with a cost basis of $1,186,019.

Digital Learning Management Corporation (OTCBB:DGTL)
680 Langsdorf Drive, Suite 203, Fullerton, CA 92831

Digital Learning Management Corporation provides enterprise e-learning solutions and related services to the education industry, government agencies, and corporate clients in the United States.

During the fourth quarter of 2006, the Fund entered into a settlement agreement with the company whereby it received $66,667 and 166,666 shares of the company’s common stock for its $1,000,000 debenture which has previously been written-off.

At December 31, 2006, the Fund held 166,666 shares of the company’s common stock, with a cost basis of $12,500.

eOriginal, Inc. (Private)
351 West Camden Street, Suite 800, Baltimore, MD 21201

eOriginal, Inc. has a patented process for creating, executing, storing and retrieving legal documents in an electronic format.

At December 31, 2006, the Fund owned 10,680 shares Series A Convertible Preferred Stock; 25,646 shares Series B Convertible Preferred Stock; 51,249 shares Series C Convertible Preferred Stock; 16,057 shares of the company’s Series D Convertible Preferred Stock; warrants to purchase 2,258 shares of Series A Convertible Preferred Stock at an exercise price of $16.12 per share and warrants to purchase 15,530 shares of common stock of the company at exercise prices ranging from $16.12 to $31.14 per share. The aggregate cost basis is $6,872,270.

Gaming & Entertainment Group, Inc. (OTC:GMEI)
6094 South Sandhill Road, Suite 400, Las Vegas, NV 89120

Gaming & Entertainment Group, Inc. designs and develops gaming systems, software, game content and networks. The company’s gaming systems and game libraries are in amusement arcades, casinos, betting shops and bingo halls.

At December 31, 2006, the Fund owned 612,500 common shares having a cost of $550,625 and warrants to purchase 500,000 common shares at $1.50 per share.

Gasco Energy, Inc. (AMEX:GSX)
14 Inverness Drive East, Suite H-236, Englewood, CO 80112

Gasco Energy, Inc. is an oil and gas company whose focus is exploration and development of domestic natural gas properties located in the Rocky Mountain regions of Utah and Wyoming.

At December 31, 2006, the Fund owned 3,777,082 shares of common stock (acquired via private placements) having a cost of $1,250,000. The fund also held options to buy 18,750 shares of the company’s common stock at exercise prices ranging from $1.00 to $2.15.

Global Axcess Corporation (OTCBB:GAXC)
224 Ponte Vedra Park Drive, Ponte Vedra Beach, FL 32082

Global Axcess Corporation provides turnkey ATM management solutions that include cash, project and account management services. Additionally, the company provides traditional transaction processing to its customers.

At December 31, 2006, the Fund owned 953,333 shares of common stock having a cost basis of $1,261,667, and warrants to purchase 1,486,667 shares of common stock at prices ranging from $1.75 per share to $5.00 per share.

Hemobiotech, Inc. (OTCBB:HMBT)
14221 Dallas Parkway, Suite 1500, Dallas, TX 75254

Hemobiotech, Inc. is a biopharmaceutical company that develops blood substitutes. The company’s product, HemoTech, is an oxygen-carrying solution that performs like red blood cells.

In the first quarter of 2006, the Fund exercised warrants to purchase 588,240 shares of common stock for $623,534. The Fund also purchased 10,000 shares of common stock for $22,220 in the open market.

In the second quarter of 2006, the Fund bought 52,595 shares of common stock for $118,015 in the open market.

At December 31, 2006, the Fund owned 1,200,000 shares of common stock. The stock had a cost basis of $1,284,117.

i2Telecom International, Inc. (OTCBB:ITUI)
1200 Abernathy Road, Suite 1800, Atlanta, GA 30328

i2Telecom International, Inc. is a telecommunications service provider employing voice over internet protocol technology. i2Telecom controls its own proprietary technology and outsources its production and service functions to strategic partners.

During the fourth quarter of 2006, the Fund received 237,510 shares of common stock as payment in kind for a dividend on certain preferred stock held by the Fund.

At December 31, 2006, the Fund owned 625 shares of preferred stock convertible into 781,250 shares of common stock, 237,510 shares of common stock and warrants to purchase 390,625 shares of common stock at $0.20 per share. These securities had a cost basis of $654,950.

iLinc Communications, Inc. (AMEX:ILC)
2999 North 44th Street, Suite 650, Phoenix, AZ 85018

iLinc Communications, Inc. provides web conferencing, virtual classroom and web collaboration software. The company’s software and services enable sales, training, marketing and support professionals to collaborate in real-time via the internet.

At December 31, 2006, the Fund owned a total of 23,266 shares of common stock having a cost basis of $13,908. In addition, the Fund owned a $500,000 12% Convertible Subordinated Note convertible into ILC common at a rate of $1.00 per share.

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

At December 31, 2006, the Fund owned 666,666 shares of Series A preferred stock convertible to common stock at $1.50 per share having a cost basis of $999,999.

Integrated Security Systems, Inc. (OTCBB:IZZI)
8200 Springwood Drive, Suite 230, Irving, TX 75063

Integrated Security Systems, Inc. is a company which designs, develops, manufactures, sells and services commercial security and traffic control devices. In addition, the company sells fully integrated turnkey security systems that control and monitor access to governmental, commercial and industrial sites.

In the first quarter of 2006, the Fund received 115,020 shares of common stock as interest on certain notes. The Fund also received 32,955 shares of common stock as a fee for allowing the company to extend the maturity date of certain notes. Russell Cleveland received 25,363 shares of common stock for serving on the company’s board of directors. Mr. Cleveland assigned this stock to the Fund.

In the second quarter of 2006, the Fund received common stock of the company as payment in kind for interest on certain promissory notes owned by the Fund. The Fund received 160,294 shares of the company’s common stock having an imputed cost of $17,644. The Fund also invested an additional $400,000 in a 6% convertible debenture issued by the company.

In the third quarter of 2006, the Fund received 134,074 shares of the company’s common stock, having an imputed cost of $17,644, as payment in kind for interest on promissory notes owned by the Fund.

In the fourth quarter of 2006, the Fund received 107,533 shares of the company’s common stock, having an imputed cost of $11,699, as payment in kind for interest on promissory notes owned by the Fund. Russell Cleveland received his director’s fee in the form of 26,262 shares of the company’s common stock. He assigned those shares to the Fund.

At December 31, 2006, the Fund owned: $700,000 of 8% promissory notes; $200,000 of 7% promissory notes; $500,000 of 8% convertible promissory notes; $400,000 of 6% convertible promissory notes; 187,500 shares of 9% preferred stock convertible at $0.80 per share with a cost basis of $150,000; 31,339,033 shares of common stock with a cost basis of $5,924,281; options to purchase 41,034 shares of common stock with exercise prices ranging from $0.21 to $0.49 per share; warrants to purchase 514,706 shares of common stock at $0.34 per share and warrants to purchase 250,000 shares of common stock at exercise price of $0.40 per share.

Inyx, Inc. (OTCBB:IYXI)
801 Brickell, 9th Floor, Miami, FL 33131

Inyx, Inc. is a developer and manufacturer of specialized drug delivery pharmaceutical products.

At December 31, 2006, the Fund owned 300,000 shares of the company’s common stock having a cost basis of $300,000, and owned 150,000 warrants to purchase common stock, with half being exercisable at $1.00 per share, and half being exercisable at $1.35 per share.

Medical Action Industries, Inc. (NASDAQ:MDCI)
800 Prime Place, Hauppauge, NY 11788

Medical Action Industries, Inc. develops, manufactures, markets and distributes a variety of disposable surgical related products.

At December 31, 2006, the Fund owned a total of 20,100 shares of MDCI common stock having a cost basis of $237,209.

Pipeline Data, Inc. (OTCBB:PPDA)
1515 Hancock Street Suite 301, Quincy, MA 02169

Pipeline Data, Inc. provides merchant payment processing services and related software products in the United States. It also provides credit and debit card-based payment processing solutions over the Internet, or in mobile, or wireless settings through cellular-based wireless devices. In addition, the company provides electronic transaction authorization services, data capture and reporting services, shopping cart technology, and gateway and communication interfaces, as well as software products and services.

During the second quarter of 2006, the Fund purchased an 8% convertible debenture and warrants to purchase 150,000 shares of common stock for $500,000.

At December 31, 2006, the Fund held a $500,000 8% convertible debenture and warrants to purchase 150,000 shares of common stock at $1.40 per share.

Points International Ltd. (OTCBB:PTSEF)
179 John Street 8th Floor, Toronto, ON, Canada M5T 1X4

Points International, Ltd. provides information technology solutions to the loyalty industry. It owns and operates Points.com, a reward program management portal that enables consumers to earn, buy, gift, share, swap, and redeem miles and points with various loyalty programs and retail partners worldwide.

During the fourth quarter of 2006, the Fund bought 800,000 shares of common stock in the open market for $428,000.

At December 31, 2006, the Fund owned a total of 800,000 shares of common stock having a cost basis of $428,000.

PracticeXpert, Inc. (OTCBB:PXPT)
10833 Washington Boulevard, Culver City, CA 90232

PracticeXpert, Inc. provides healthcare technology and services to medical practitioners. The company’s services revolve around its hand-held patient encounter system, Pxpert, and include medical billing, transcription, collections, clinical trial accruals, contracting and practice management.

At December 31, 2006, the Fund owned 4,166,667 shares of common stock and warrants to purchase 4,166,667 shares of the company’s common stock at $0.12 per share, having a cost basis of $500,000.

Simtek Corporation (NASDAQ:SMTK)
4250 Buckingham Drive Suite 100, Colorado Springs, CO 80907

Simtek Corporation is a fabless semiconductor company, supplying innovative products to a worldwide marketplace. The company has design and manufacturing expertise in a variety of technologies, including high performance non-volatile memory, application specific integrated circuits, and data communications.

In the first quarter of 2006, Robert Pearson received options to purchase 12,369 shares of common stock at $0.27 per share as payment for having served as a member of the company’s board of directors. Mr. Pearson assigned the options to the Fund.

In the second quarter of 2006, the Fund purchased 11,596 shares of common stock and warrants to purchase 85,876 shares of the company’s common stock at $0.33 per share for $4,294.

In the third quarter of 2006, the Fund converted $100,000 of a $1,000,000 debenture into 454,545 shares of common stock. The Fund also purchased 1,265,823 shares of common stock and warrants to purchase 189,874 shares of common stock at $0.54 per share for $500,000.

In the fourth quarter of 2006, the company declared a 10-for-1 reverse stock split.

At December 31, 2006, the Fund owned $900,000 in 7.5% convertible debentures having a conversion rate of $2.20 per share and 640,763 shares of common stock having a basis of $1,799,294. The Fund also owned warrants to purchase 59,242 shares, 8,588 of which are convertible at $3.30 per share, 12,500 at $12.50 per share, 12,500 at $15.00 per share, 6,667 at $5.00 per share and 18,987 at $5.40 per share. Finally, the Fund held options to purchase 3,910 shares at prices ranging from $1.65 per share to $11.60 per share.

Symbollon Pharmaceuticals, Inc. (NASDAQ:SYMBA)
37 Loring Drive, Framingham, MA 01702

Symbollon Pharmaceuticals, Inc. engages in the development and commercialization of iodine-based products for infection control and treatment in biomedical and bioagricultural industries in the United States. It develops a proprietary iodine technology that enhances the therapeutic index of iodine that has applications in women's healthcare and infection control.

In the second quarter of 2006, the Fund purchased 250,000 shares of common stock and warrants to purchase 250,000 shares of the company’s common stock at $1.00 per share for $250,000 in a private placement.

At December 31, 2006, the Fund owned 250,000 shares of common stock having a basis of $250,000. The Fund also owned warrants to purchase 250,000 shares at $1.00 per share.

US Home Systems (NASDAQ:USHS)
750 State Highway 121 Bypass, Suite 170, Lewisville, TX 75067

US Home Systems is engaged in the manufacture, design, sale, and installation of quality specialty home improvement products with specific emphasis on kitchen and bath improvements. The company provides through its wholly owned subsidiary, First Consumer Credit, Inc., consumer financing to the home improvement and remodeling industry.

At December 31, 2006, the Fund owned 110,000 shares of the company’s common stock having a cost basis of $535,587.

Vaso Active Pharmaceuticals, Inc. (NASDAQ:VAPH)
99 Rosewood Drive, Suite 260, Danvers, MA 01923

Vaso Active Pharmaceuticals, Inc. holds the exclusive, worldwide license to commercialize, sell and distribute over-the-counter pharmaceutical products incorporating the patented trans dermal drug delivery technology of the company’s major stockholder, BioChemics, Inc.

At December 31, 2006, the Fund owned 150,000 shares of the company’s common stock having a cost basis of $250,000.

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

PERSONNEL

The Fund has no employees, but instead has contracted RENN Group pursuant to the Advisory Agreement to provide all management and operating activities. RENN Group currently has eleven employees who are engaged in performing the duties and functions required by the Fund. At the present time, a substantial portion of RENN Group’s staff time is devoted to activities of the Fund. However, because of the diversity of skills required, the Fund cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Fund.

No accurate data or estimate is available as to the percentage of time, individually or as a group, that will be devoted to the affairs of the Fund. The officers and employees have and will devote such time as is required, in their sole discretion, for the conduct of business, including the provision of management services to Portfolio Companies.

RENN Group currently serves as the Investment Manager to Renaissance US Growth Investment Trust PLC (“RUSGIT”). RUSGIT is a public limited company registered in the United Kingdom and listed on the London Stock Exchange. RUSGIT invests in privately placed convertible securities issued by companies similar to the investments of the Fund. RUSGIT invests pari-passu with the Fund on all relevant terms, except that amounts invested may differ.

RENN Group also serves as the Investment Adviser to US Special Opportunities Trust PLC (“USSOT”) and is specifically responsible for managing the Growth Portfolio for USSOT Growth (“USSOT Growth”). USSOT is a public limited company registered in the United Kingdom and listed on the London Stock Exchange. USSOT Growth invests in publicly traded equities, fixed-income and convertible securities of publicly traded issuers, and also invests in privately placed convertible instruments issued by companies similar to the investments of the Fund. For privately placed investments, USSOT Growth invests on a pari-passu basis with the Fund as to all relevant terms of the investment, except that amounts invested may differ.

RENN Group also serves as the Investment Adviser to Premier RENN US Emerging Growth Fund Limited (“PRENN”). PRENN is an open-end investment company registered with limited liability in Guernsey. PRENN invests primarily in privately placed equity and convertible debt securities issued by companies similar to the investments of the Fund. PRENN invests pari-passu with the Fund on all relevant terms, except that amounts invested may differ.

CODE OF ETHICS

The Fund and RENN Group have adopted a Code of Ethics pursuant to Rule 17j-1 under the 1940 Act applicable to all of their respective officers and employees. The Code of Ethics is on public file with, and is available from, the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the Commission at (202)-942-8090, and this Code of Ethics is available on the EDGAR database as an exhibit to the Fund’s Form 10-Q for the quarter ended June 30, 2002, which is found on the Commission internet site at http://www.sec.gov. A copy of this Code of Ethics may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the Commission’s Public Reference Section, Washington, D.C. 20549-0102. We have made the Fund’s Code of Ethics available on our website at www.renncapital.com.

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

Failure to Meet Listing Standards. In July 2004, due to our inability to complete our audit and file our Form 10-K for the year ended December 31, 2003 in a timely manner, the Fund’s common stock was delisted from Nasdaq. We have now become current in our SEC filings, and we are attempting to list our common stock on the American Stock Exchange. However, there can be no assurance that we will meet the American Stock Exchange listing standards or any other listing standards.

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

We May be Unable to Participate in Certain Investment Opportunities. As a Business Development Company, we are required to invest at least 70% of our assets directly in Eligible Portfolio Companies. Currently less than 70% of our assets are in Eligible Portfolio Companies and therefore we will be unable to make new investments in companies that are not considered Eligible Portfolio Companies until we are above the 70% threshold.

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

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

TRADING

The Fund’s common stock was previously traded on the Nasdaq National Market System (“NMS”) under the trading symbol RENN. As a result of the Fund’s inability to complete the audit of its financial statements and file its Form 10-K for the fiscal year ended December 31, 2003 in a timely manner, in July 2004 the Fund’s common stock was delisted from NMS and is currently trading over-the-counter in the pink sheets. The Fund has applied to list its common stock on the American Stock Exchange.

The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported on Bloomberg.

	High	Low
Year ended December 31, 2006
First quarter	$13.00	$9.90
Second quarter	$11.08	$9.80
Third quarter	$11.61	$10.40
Fourth quarter	$11.61	$10.50

Year ended December 31, 2005
First quarter	$13.85	$11.25
Second quarter	$12.00	$10.40
Third quarter	$11.55	$10.70
Fourth quarter	$11.80	$10.32

NUMBER OF HOLDERS

As of December 31, 2006, there were approximately 707 record holders of the Fund’s common stock. This total does not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks.

DIVIDENDS

In the past, the Fund has provided returns to shareholders through cash dividends of net investment income and of realized gains. At December 31, 2006, the Fund had declared a total of $13.81 per share in cash dividends to its shareholders since inception in 1994.

On November 9, 2006, the Board of Directors of the Fund voted to suspend the Fund’s policy of declaring regular quarterly dividends, and adopted a dividend policy subject to review by the Board of Directors to consider a declaration of a cash dividend or a deemed dividend. Upon declaration of a deemed dividend by the Board instead of a cash dividend, the Fund’s net capital gains will be retained by the Fund and deemed as having been paid to shareholders on the last day of the calendar year, and the Fund pays a 35% tax on such retained capital gains on behalf of the shareholders. The Fund’s shareholders are deemed to have received the dividend as a capital gain dividend and are deemed to have paid the tax actually paid by the Fund.

Shareholders receive a tax credit that they can use to offset their tax on the deemed dividend, or for other purposes. The shareholders also increase their cost basis in their shares in the Fund by the amount of the deemed dividend, net of taxes paid by the Fund and deemed paid by the shareholder.

The Fund has no fixed dividend policy regarding realized capital gains or unrealized capital appreciation earned by the Fund. The Fund’s Board of Directors will review the declaration of either a cash dividend, a deemed dividend, or the retention of any such realized capital gains from time to time.

During the year ended December 31, 2006, the Fund realized taxable long-term gains of $19,793,605, or $4.43 per share. From these capital gains, cash dividends of $0.40 per share were distributed. In addition to the cash dividend, the Fund elected to retain an estimated $18,008,018 of capital gains and designated this amount as a deemed dividend paid to shareholders of record on December 31, 2006. The Fund paid federal income taxes on behalf of shareholders of 35% of the deemed dividend amount, equivalent to $6,302,806 or $1.41 per share. The net asset value of the Fund was adjusted downward by $1.41 per share as of December 31, 2006 to account for the federal tax on the deemed dividend.

DIVIDEND REINVESTMENT PLAN

Pursuant to the Dividend Reinvestment Plan (the “Reinvestment Plan”) any shareholders whose shares are registered in their own names will be deemed to have elected to have all dividends and distributions automatically reinvested in Fund shares pursuant to the Reinvestment Plan unless and except for each such shareholder who individually elects to receive such on a current basis in lieu of reinvestment. In the case of shareholders such as banks, brokers or nominees that hold shares for others who are beneficial owners (“Nominee Shareholders”), the Plan Agent, American Stock Transfer & Trust Co. (the “Plan Agent”) will administer the Reinvestment Plan on the basis of the number of shares certified by such Nominee Shareholders as registered for shareholders that have not elected to receive dividends and distributions in cash.

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

Since the Board has suspended the Fund’s policy of declaring regular quarterly dividends, there will be no quarterly cash dividends unless declared by the Board of Directors, and therefore no contributions under the Reinvestment Plan are currently anticipated.

Item 6. Selected Financial Data.

The following selected financial data for the period January 1, 2002 through December 31, 2006 is derived from the Fund’s audited Financial Statements and should be read in conjunction with the Fund’s Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The selected financial data for the period ended December 31, 2002 is unaudited.

	Selected Financial Data
	2006	2005	2004	2003	2002
Gross income (loss), including net realized gain (loss)	$14,444,683	$6,569,365	$14,514,741	$11,670,287	$(2,856,608)
Net unrealized appreciation (depreciation) on investments	(13,339,923)	(19,537,884)	9,397,996	20,137,393	(8,380,055)
Net income (loss)	(4,035,913)	(16,023,666)	18,971,481	28,741,964	(12,837,439)
Net income (loss) per share	(0.90)	(3.60)	4.36	6.60	(2.94)
Total assets	58,649,555	62,548,375	117,387,109	101,866,011	55,592,067
Net assets	48,367,442	54,188,943	74,582,499	69,405,964	46,103,648
Net assets per share	10.84	12.14	17.14	15.95	10.59

	Selected Per Share Data
	2006	2005	2004	2003	2002
Investment income	0.21	0.14	0.15	0.46	0.13
Operation expenses	(1.14)	(0.66)	(1.12)	(0.70)	(0.36)
Interest expense	(0.01)	(0.02)	(0.02)	(0.01)	(0.01)
Net investment loss	(0.94)	(0.54)	(0.98)	(0.25)	(0.24)
Tax return of capital	0.00	0.00	0.00	0.00	(0.10)
Cash distributions from net capital gains	(0.40)	(1.33)	(3.17)	(1.25)	0.00
Net realized gain (loss) on investments	4.43	1.33	3.18	2.22	(0.79)
Taxes paid on behalf of stockholders	(1.41)	-	-	-	-
Net increase (decrease) in unrealized appreciation of investments	(2.99)	(4.38)	2.16	4.64	(1.91)
Increase (decrease) in net asset value	(1.30)	(5.00)	1.19	5.36	(3.04)
Capital stock transactions	0.00	0.35	0.00	0.00	(0.02)
Effect of share change	0.00	(0.43)	0.00	0.00	0.02
Net Asset Value:
Beginning of year	12.14	17.14	15.95	10.59	13.63
End of year	10.84	12.14	17.14	15.95	10.59

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The primary purpose of the Fund is to provide capital to emerging growth public companies whose ability to service the securities is sufficient to provide income to the Fund and whose growth potential is sufficient to provide opportunity for long-term capital appreciation.

AMENDMENT TO ADVISORY AGREEMENT

On March 1, 2007, the Fund and RENN Group entered into an amendment to the Advisory Agreement. The amendment clarifies that the Fund will pay RENN Group an incentive fee in an amount equal to 20% of all net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation of the Fund. The calculation of the incentive fee will not incorporate any offset of unrealized capital depreciation by unrealized capital appreciation. The effect of the use of this method to calculate the incentive fee is that each year, the cumulative performance of the Fund since its inception will provide the basis for the calculation of the incentive fee.

The Agreement also clarifies that the base management fee paid to RENN Group will be assessed following the assessment of the incentive fee. Thus, the base management fee will be calculated net of any incentive fee payable.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2006, the Fund invested $2,178,000 in five (5) new portfolio investments and invested an additional $1,938,806 in follow-on investments in twelve (12) portfolio companies. Cash distributions declared to investors in 2006 amounted to $1,785,588 or $0.40 per share, which was capital gain. In addition to the cash distributions, the Fund elected to retain $18,008,018 of capital gains and has designated them as a deemed dividend paid to shareholders of record on December 31, 2006. The Fund paid the federal income taxes on the undistributed realized gains at a rate of 35%, equivalent to $6,302,806 or $1.41 per share on behalf of the shareholders of record as of December 31, 2006. During 2006, gains were realized from the sale of securities of Laserscope, Metasolv, Inc., Digital Learning Management Corp., and Advanced Refractive Technologies, Inc. (formerly VisiJet, Inc.) and from recoveries related to bankruptcy distributions from Daisytek International Corp. and Dexterity Surgical, Inc., offset by a realized loss taken on an investment in PhotoMedex, Inc. Net loss for 2006 was $4,035,913 and net cash provided by operating activities was $12,370,722. The Fund did not issue any new shares pursuant to the dividend reinvestment plan during the year ended December 31, 2006. However, 48,301 shares utilized in the dividend reinvestment plan were purchased in the open market.

At December 31, 2006, the Fund had $14,835,500 in cash and cash equivalents, and $10,282,113 in liabilities.  RENN Group believes that current cash and securities levels are sufficient to pay expenses as they come due and to make investments.

The majority of the Fund’s investments in Portfolio Companies are individually negotiated, non-registered for public trading, and are subject to legal and contractual investment restrictions. Accordingly, many of the Portfolio Investments are considered non-liquid. This lack of liquidity primarily affects the ability to make new investments.

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

RESULTS OF OPERATIONS

2006 Compared to 2005

During the year ended December 31, 2006, the Fund made additional portfolio investments aggregating $4,116,806 compared to $5,038,466 in 2005. The Fund realized proceeds from the sale of investments in the amount of $20,932,760 compared to $13,632,705 in 2005. The Fund’s 2006 net loss of $4,035,913 is due to a combination of a net investment loss of $4,188,705, net decrease in unrealized appreciation on investments of $13,339,923, and net realized gain on investments (net of income tax paid on behalf of the shareholders of $6,302,806) of $13,492,715.

Interest income increased 79.5%, from $189,496 in 2005 to $340,145 in 2006. During 2006 the Fund made new debt investments, and in 2005 the Fund realized a loss on interest receivable for Digital Learning Management Corporation and Advanced Refractive Technologies, Inc. (formerly VisiJet). Dividend income during 2006 was $584,139 compared to $193,402 for 2005. The increase was primarily due to dividends earned on higher cash equivalent balances from proceeds from the sale of Laserscope common stock. Commitment and other fee income decreased to $27,684 in 2006 from $255,146 in 2005.

On December 6, 2005, Renn Group entered into a settlement agreement with the SEC with respect to the calculation of the advisory fees paid by the Fund under the Advisory Agreement (the “SEC Settlement”). Fee income for 2005 was greater than for 2006 primarily due to a penalty payment of $100,000 to the Fund by Renn Group under the SEC Settlement, a late filing fee paid to the Fund by Gaming & Entertainment Group, Inc., and a refund of advisory fees previously paid to Renn Group for prior periods.

Legal and professional fees increased 120.7%, from $295,305 in 2005 to $651,701 for 2006, primarily due to an increase in accounting and consulting fees as we completed our 2003 thru 2005 audits during 2006, offset by a decrease in legal fees and insurance expense. Incentive fees increased 159.6%, to $3,157,367 in 2006 compared to $1,216,467 in 2005 primarily due to greater net realized capital gains achieved on investments during 2006, primarily from the sale of Laserscope. Management fees decreased to $935,776 in 2006 from $1,112,927 in 2005, a decrease of 15.9% due to lower portfolio market values.

Net loss of $16,023,666 in 2005 decreased to a net loss of $4,035,913 in 2006. The Fund had a net realized gain on investments (net of income tax paid on behalf of the shareholders of $6,302,806) of $13,492,715 in 2006, compared to $5,931,321 in 2005. The Fund experienced a decrease in net decrease in unrealized appreciation on investments of $19,537,884 in 2005, compared to a net decrease in unrealized appreciation on investments in 2006 of $13,339,923. The variance is due to lower portfolio market values on investments held at year end.

2005 Compared to 2004

During the year ended December 31, 2005, the Fund made additional portfolio investments aggregating $5,038,466 compared to $9,786,957 in 2004. The Fund realized proceeds from the sale of investments in the amount of $13,632,705 compared to $19,289,611 in 2004. The Fund’s 2005 net loss of $16,023,666 is due to a combination of a net investment loss of $2,417,103, net decrease in unrealized depreciation on investments of $19,537,884, and net realized gain on investments of $5,931,321.

Interest income decreased 46.2% for the year in comparison to 2004. In 2005, the Fund realized a loss on interest receivable for Digital Learning Management Corporation and Advanced Refractive Technologies, Inc. and there were fewer debt investments than in 2004. Dividend income during 2005 was $193,402 compared to $184,522 for 2004. Commitment and other fee income increased to $255,146 in 2005 from $126,326 in 2004 primarily as a result of the SEC Settlement Order with affiliate.

General and administrative expenses, including interest expense and legal fees, but excluding incentive and management fees, decreased 26.2%, from $983,616 in 2004 to $725,753 for 2005. Incentive fees decreased 51.3%, $1,216,467 in 2005 compared to $2,497,422 in 2004 because there were greater net realized capital gains achieved on investments during 2004. Management fees decreased to $1,112,927 in 2005 from $1,460,218 in 2004, a decrease of 23. 8% due to lower portfolio values.

Net income of $18,971,481 in 2004 decreased to a net loss of $16,023,666 in 2005. In 2005, the Fund had a net realized gain on investments of $5,931,321, compared to $13,852,016 in 2004. The Fund experienced a decrease in net unrealized appreciation on investments from $9,397,996 in 2004, compared to a decrease in net unrealized appreciation on investments in 2005 of $19,537,884.

CONTRACTUAL OBLIGATIONS

The Fund has a contract for the purchase of services under which it will have future commitments: the Advisory Agreement, pursuant to which RENN Group has agreed to serve as the Fund’s investment adviser. Such agreement has contractual obligations with fees which are based on values of the portfolio investments which the Fund owns. For further information regarding the Fund’s obligations under the investment advisory agreement see Note 4 of the Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 19, 2006, the Audit Committee of the Board of Directors dismissed Ernst & Young LLP (“E&Y”) as the Fund’s independent registered public accounting firm because E&Y advised the Audit Committee that E&Y would not be able to begin the audit engagement until May 2006.

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

On December 6, 2005, the Investment Adviser entered into the SEC Settlement, which related to the calculation of advisory fees under the Advisory Agreement. As a result of the SEC Settlement, the disagreement noted above has been rendered moot. The Fund has authorized E&Y to respond fully to the inquiries of the successor accountant named below concerning this subject.

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

On January 19, 2006, the Audit Committee of Board of Directors of the Fund approved the engagement of KBA Group LLP (“KBA”) to serve as the Fund’s independent registered public accounting firm. KBA has completed audits for the Fund’s fiscal years ended December 31, 2003, 2004, and 2005.

Item 9A. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the 1934 Act). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our fiscal year ended December 31, 2006 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of Registrant.

Directors

Pursuant to the Fund’s Articles of Incorporation and Bylaws, the Board of Directors consists of five directors and is divided into three classes. Each class serves for a three-year term. The term of office of the Class One director will expire at the 2007 annual meeting of shareholders, the term of office of the Class Two directors will expire at the 2008 annual meeting of shareholders, and the term of office of the Class Three directors will expire at the 2009 annual meeting of shareholders.

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

Class One Directors - Term expires at the 2007 Annual Meeting

Peter Collins, age 62, has been a financial and management consultant to closely-held businesses for the past ten years in the USA, the UK, and Europe, in areas of finance, start-ups, joint ventures, and mergers and acquisitions. He has advised companies in every segment of industry (including manufacturing, distribution, service, agriculture, construction, and multimedia) and in all stages of development (from start-up to bankruptcy). Mr. Collins was educated in England, where he received a B.Sc. in Civil Engineering from Liverpool University and an M.Sc. in Business Administration from The City University, London. He has served as a Class One Director since 1994.

J. Philip McCormick, age 64, has been an independent investor and corporate advisor since 1999; He served as Executive Vice President and Chief Financial Officer of Highway Master Communication, Inc. from 1997 to 1998; Senior Vice President and Chief Financial Officer of Enserch Exploration, Inc. from 1995 to 1997; Senior Vice President - Transmission of Lone Star Gas Company, a division of Enserch Corporation, from 1993 to 1995; Senior Vice President — Finance of Lone Star Gas Company from 1991 to 1993; and Audit Partner, member of senior management and member of the Board of Directors of KPMG and KMG Main Hurdman from 1973 to 1991.

Class Two Director - Term expires at the 2008 Annual Meeting

Charles C. Pierce, Jr., age 72, is the retired Vice-Chairman of Dain Rauscher, Inc., and is a private investor.

Class Three Directors - Term Expires at the 2009 Annual Meeting

Russell Cleveland, age 68, is the President, Chief Executive Officer, and Director of the Fund since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments in smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland is also the President, Chief Executive Officer, sole Director, and the majority shareholder of RENN Group, the investment adviser to the Fund. RENN Group is also the investment manager of Renaissance US Growth Investment Trust PLC (“RUSGIT”) and the investment adviser to US Special Opportunities Trust PLC, investment trusts listed on the London Stock Exchange and Premier RENN US Emerging Growth Fund Limited, Premier RENN US Emerging Growth Fund Limited, an open-ended investment company registered with limited liability in Guernsey. Mr. Cleveland also serves on the Boards of Directors of RUSGIT, Tutogen Medical, Inc., CaminoSoft Corp., Cover-All Technologies, Inc., Integrated Security Systems, Inc., Access Plans USA, Inc. and Digital Recorders, Inc.

Ernest C. Hill, age 66, has a broad background in convertible securities analysis with major NYSE brokerage firms and institutional investors. He specializes in computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to the Stanford School of Business, where he received an MBA, with honors, in Investment and Finance. Mr. Hill’s prior experience included service as Assistant Professor of Finance, Southern Methodist University and Associate Director of the Southwestern Graduate School of Banking.

The Board of Directors has determined that all of the Fund’s directors, other than Russell Cleveland, the President and Chief Executive Officer of the Fund, are independent directors. Certain information concerning the Fund’s directors is set forth below:
Name, Address(1) and Age	Positions Held with Fund	Director’s Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Director- ships Held by Director
Peter Collins Age 62	Director	Class One Director since 1994. Term expires at 2007 Annual Meeting.	Consultant	1	None
J. Philip McCormick Age 64	Director	Class One Director since 2006. Term expires at 2007 Annual Meeting.	Consultant	1	None
Charles C. Pierce, Jr. Age 72	Director	Class Two Director since 2002. Term expires at 2008 Annual Meeting.	Retired Vice-Chairman of Dain Rauscher and private investor	1	None
Ernest C. Hill Age 66	Director	Class Three Director since 1994. Term expires at 2009 Annual Meeting.	Consultant	1	None
Edward O. Boshell, Jr. Age 72	Former Director	Class Two Director since 1998. Mr. Boshell resigned in December 2006.	Retired Chairman of the Board and CEO of Columbia General and private investor	1	None

Interested Director:
Russell Cleveland(2) Age 68	President, Chief Executive Officer, and Director	Class Three Director since 1994. Term expires at 2009 Annual Meeting	President & Chief Executive Officer of RENN Group	4	RUSGIT, Tutogen Medical, Inc., CaminoSoft Corp., Cover-All Technologies, Inc., Integrated Security Systems, Inc., Access Plans USA, Inc.

(1)	The address of all such persons is c/o RENN Capital Group, Inc., 8080 North Central Expressway, Suite 210, LB-59, Dallas, Texas 75206.
(2)	Mr. Cleveland is also President and CEO of RENN Capital Group, Inc. See “Information About the Fund’s Officers and the Investment Advisor.”

Name of Director	Dollar Range* of Equity Securities in the Fund	Aggregate Dollar Range of Equity Securities in Funds in Fund Complex*
Peter Collins	$10,001 to $50,000	$10,001 to $50,000
J. Philip McCormick	$0	$0
Charles C. Pierce, Jr.	$10,001 to $50,000	$10,001 to $50,000
Ernest C. Hill	$0	$0
Edward O. Boshell, Jr. (former director)	over $100,000	over $100,000
Russell Cleveland	over $100,000	over $100,000

*	As of December 31, 2006

Committees and Meetings

The Board of Directors held twenty-three (23) meetings or executed consent actions in lieu of meetings during 2006, and each director attended or executed at least seventy-five per cent (75%) of these meetings and consent actions.

The Audit Committee

During 2006, the Audit Committee consisted of Ernest C. Hill, Chair, Peter Collins, Charles C. Pierce, Jr. and Edward O. Boshell, Jr. J. Philip McCormick was added to the Audit Committee in March 2006. The Audit Committee held four (4) meetings in 2006. The Audit Committee is comprised entirely of independent directors. The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Audit Committee’s primary duties and responsibilities are to:

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

The Board of Directors has determined that J. Philip McCormick satisfies the standard for “audit committee financial expert” within the meaning of the rules of the SEC. The SEC rules provide that audit committee financial experts do not have any additional duties, obligations or liabilities and are not considered experts under the U.S. Securities Act of 1933.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was created in January 2004 and is responsible for nominating individuals to serve as directors. The Nominating and Corporate Governance Committee is composed entirely of independent Fund directors. Its members are Charles C. Pierce, Jr., Chair, Ernest C. Hill and Peter Collins.

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

Officers

Russell Cleveland, age 68, has served as President, Chief Executive Officer, and a Class Three director of the Fund since 1994. He has also served as the President, Chief Executive Officer, sole Director, and the majority shareholder of RENN Group since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland also serves on the Boards of Directors of Renaissance US Growth Investment Trust PLC, CaminoSoft Corp., Tutogen Medical, Inc., Cover-All Technologies, Inc., Integrated Security Systems, Inc., and Access Plans USA, Inc.

Barbe Butschek, age 52, has served as the Secretary and Treasurer of the Fund since 1994. She currently serves as Senior Vice-President, Secretary and Treasurer of RENN Group and has served with RENN Group in various capacities since 1977.

Robert C. Pearson, age 71, has served as Vice President of the Fund since April 1997. He joined RENN Group in April 1997 and is Senior Vice-President - Investments. Mr. Pearson brought more than thirty years of experience to RENN Group’s corporate finance function. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice-President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with more than $40 million in revenues. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis, holding such positions as Vice-President - Controller and Vice-President - Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is a director of eOriginal, Inc., CaminoSoft Corp., Information Intellect, and Simtek Corporation.

Scott E. Douglass, age 48, has served as a Vice President of the Fund since November 2004. He has worked for three sell-side firms in the roles of institutional sales and investment banking. Prior to that he was a commercial loan officer for the First National Bank of Boston and Fleet Financial Group which are now part of Bank of America. He holds a Masters Degree in Business Administration from the Olin Graduate School of Business at Babson College.

Z. Eric Stephens, age 38, has served as a Vice President of RENN Group since January 2006 and a Vice President of the Fund since August 2006. His responsibilities with RENN Group include due diligence, portfolio monitoring and portfolio selection. Previously, Mr. Stephens was a director with CBIZ Valuation Group, a national valuation consulting firm. While with CBIZ, he valued public and private companies, performed purchase price allocations and goodwill impairment tests, wrote fairness opinions and solvency opinions and acted as an expert witness. Prior to working for CBIZ, Mr. Stephens was a staff accountant with the U.S. Securities and Exchange Commission. While with the SEC, he conducted on-site examinations of investment companies and investment advisers. Mr. Stephens has a BA in economics and finance from Southwestern Oklahoma State University and an MBA from Texas A&M University and is a Chartered Financial Analyst.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Fund's officers and directors and persons who own more than 10% of a registered class of the Fund's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. A Form 3 was not filed for J. Philip McCormick upon his election to the Board, but has been subsequently filed. The Fund believes that during the fiscal year ended December 31, 2006, all other Section 16(a) filings relating to the Fund's Common Stock applicable to its officers, directors, and greater than 10% beneficial owners were timely filed.

Item 11. Executive Compensation.

The Fund has no employees, and therefore does not compensate any employees. Officers of the Fund receive no compensation from the Fund. The Fund has never issued options or warrants to officers or directors of the Fund. The Fund does not have any stock option plan or similar plan, retirement or pension plan, or any other form of compensatory plan for employees. Instead, the Fund has contracted with RENN Group pursuant to the Advisory Agreement to provide all management and operating activities.

DIRECTOR COMPENSATION

Directors who are not employees of either the Fund or RENN Group receive a monthly fee of $1,500, plus $750 and out-of-pocket expenses for each quarterly valuation meeting attended. The Fund does not pay any fees to, or reimburse expenses of, its directors who are considered “interested persons” of the Fund. The aggregate compensation for the period from January 1 to December 31, 2006, that the Fund paid each director, and the aggregate compensation paid to each director for the most recently completed fiscal year by other funds to which RENN Group provided investment advisory services is set forth below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Russell Cleveland (1)	$0	$0	$0	$0	$0	$0	$0
Peter Collins	$21,000	$0	$0	$0	$0	$0	$21,000
Ernest C. Hill	$21,000	$0	$0	$0	$0	$0	$21,000
Edward O. Boshell, Jr. (former director)	$21,000	$0	$0	$0	$0	$0	$21,000
Charles C. Pierce, Jr.	$21,000	$0	$0	$0	$0	$0	$21,000
J. Philip McCormick	$17,250	$0	$0	$0	$0	$0	$17,250

(1)	Mr. Cleveland is President and Chief Executive Officer of RENN Group. See “Information about the Fund’s Principal Officers and Investment Adviser - RENN Group.”

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Fund with respect to beneficial ownership of the Fund’s Common Stock as of December 31, 2006 (i) for all persons who are beneficial owners of 5% or more of the outstanding shares of the Fund’s Common Stock (ii) each director and nominee for director of the Fund, and (iii) all executive officers and directors of the Fund as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned Directly or Indirectly		Percent of Class
Russell Cleveland, President, Chief Executive Officer, and Director(1)	368,970	(2)	8.3%
Edward O. Boshell, Jr., Former Director	29,923	(3)	0.7%
Peter Collins, Director	2,480	(4)	0.1%
Charles C. Pierce, Jr., Director	2,239		0.1%
Ernest C. Hill, Director	0		0.0%
J. Philip McCormick	0		0.0%
All directors and officers of the Fund as a group (10 persons)	415,475		9.3%

(1)	“Interested person” as defined by the 1940 Act.
(2)	Consists of 33,502 shares owned by the Cleveland Family Limited Partnership and 335,468 shares owned by Renn Investment Limited Partnership.
(3)	Shares owned indirectly through Columbia General Investments, L.P.
(4)	Includes 130 shares owned by Hilary Collins, Mr. Collins’ spouse.

Item 13. Certain Relationships and Related Transactions.

RENN Group provides investment advisory services to the Fund pursuant to the Advisory Agreement between the Fund and RENN Group. The Advisory Agreement is reviewed and approved annually by the Fund’s Board of Directors, including its independent directors. Pursuant to the Advisory Agreement, RENN Group receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due on the last day of the calendar quarter. In addition, under the Advisory Agreement, RENN Group receives an incentive fee in an amount equal to 20% of the Fund’s realized capital gains in excess of realized capital losses of the Fund after allowance for any unrealized capital losses in on the portfolio investments of the Fund. The incentive fee is calculated and paid on an annual basis.

In 2006, the Fund incurred a management fee to RENN Group of $935,776 of which $485,463 was paid in 2006 and an incentive fee of $3,157,367 of which $0 was paid during 2006. The Fund also received director’s fees from portfolio companies with respect to Mr. Cleveland’s and Mr. Pearson’s services as a director. Russell Cleveland and Barbe Butschek own 80% and 20%, respectively, of the Common Stock of RENN Group. The sole director of RENN Group is Russell Cleveland.

Item 14. Principal Accountant Fees and Services.

As disclosed in Item 9, Ernst & Young LLP was dismissed as the Fund’s auditor and did not complete the audit for the fiscal year ended December 31, 2003. KBA Group LLP was subsequently engaged in January 2006 to complete the audit, and therefore received no fees for professional services during the fiscal year ended December 31, 2005.

The following table presents fees paid by the Fund for professional services rendered by KBA Group LLP and accounting consultants for the fiscal years ended December 31, 2005 and 2006.

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees

Audit Fee	$334,950	$0
Other Fees	0	0
Total Fees	$334,950	$0

Audit Fees were for professional services rendered for the audit of the Fund’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by KBA Group LLP in connection with statutory and regulatory filings or engagements.

No Other Fees were paid by the Fund to KBA Group LLP for the fiscal years ended December 31, 2006 or 2005.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS FORM 10K

Financial Statements:

The financial statements filed as part of this report are listed in “Index to Financial Statements” on page F-1 hereof.

Financial Schedules:
There are no schedules presented since none are applicable.

EXHIBITS

3.1	Restated Articles of Incorporation(1)

3.2	Bylaws(2)

10.1	Dividend Reinvestment Plan(3)

10.2	Amendment No. 1 to Dividend Reinvestment Plan(4)

10.3	Investment Advisory Agreement(5)

10.4	Amendment No. 1 to Investment Advisory Agreement(6)

10.5	Custodial Agreement with The Frost National Bank(7)

10.6	Amended Investment Advisory Agreement, dated as of March 1, 2007 (filed herewith)

14	Code of Ethics(8)

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).
[2]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).
[3]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).
[4]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).
[5]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).
[6]	Incorporated by reference from Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (File No. 001-11701).
[7]	Incorporated by reference from Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (File No. 001-11701).
[8]	Incorporated by reference from Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission (File No. 811-08376).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2007
Renaissance Capital Growth & Income Fund III, Inc.
(Registrant)

By:  /s/ Russell Cleveland

Russell Cleveland, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.

Signature	Capacity in Which Signed	Date

/s/ Russell Cleveland		March 16, 2007
Russell Cleveland	Chairman, President and Director

/s/ Barbe Butschek		March 16, 2007
Barbe Butschek	Secretary and Treasurer

/s/ Ernest C. Hill		March 16, 2007
Ernest C. Hill	Director

/s/ Peter Collins		March 16, 2007
Peter Collins	Director

/s/ J. Philip McCormick		March 16, 2007
J. Philip McCormick	Director

March 16, 2007
Charles C. Pierce, Jr.	Director

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities December 31, 2006 and 2005	F-3

Schedules of Investments December 31, 2006 and 2005	F-4 through F-13

Statements of Operations Years ended December 31, 2006, 2005, and 2004	F-14

Statements of Changes in Net Assets Years ended December 31, 2006, 2005, and 2004	F-15

Statements of Cash Flows Years ended December 31, 2006, 2005, and 2004	F-16

Notes to Financial Statements	F-17 through F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Renaissance Capital Growth & Income Fund III, Inc.

We have audited the accompanying statements of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund") including the schedules of investments as of December 31, 2006 and 2005 and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2006, 2005 and 2004 and financial highlights for the years ended December 31, 2006 and 2005. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 and the financial highlights for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP
KBA Group LLP
Dallas, TX

March 14, 2007

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
December 31, 2006 and 2005

ASSETS
	2006	2005

Cash and cash equivalents	$14,835,500	$8,396,052
Investments at fair value, cost of $38,413,046 and $35,433,480 in 2006 and 2005, respectively	43,642,143	54,002,499

Interest and dividend receivables, net of reserves	146,146	48,226
Prepaid and other assets	25,766	101,598
	$58,649,555	$62,548,375

LIABILITIES AND NET ASSETS

Liabilities:
Due to broker	$-	$2,075,975
Accounts payable	168,845	86,782
Accounts payable - dividends	-	4,145,686
Accounts payable - affiliate	3,810,462	2,050,989
Taxes payable on behalf of stockholders	6,302,806	-
	10,282,113	8,359,432
Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized 20,000,000 shares; 4,673,867 issued; 4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	28,494,233	32,681,024
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Net realized gain on investments retained	11,705,212	-
Net unrealized appreciation of investments	5,229,097	18,569,019
Net assets, equivalent to $10.84 and $12.14 per share at December 31, 2006 and 2005, respectively	48,367,442	54,188,943
	$58,649,555	$62,548,375

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2006 and 2005

	2006
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Assets
Eligible Portfolio Investments -
Convertible Debentures and Promissory Notes
CaminoSoft Corp. -
Promissory note (4)	7.00%	01/19/08	$250,000	$250,000	0.57%

iLinc Communications, Inc. - Convertible promissory note	12.00	03/29/12	500,000	500,000	1.15

Integrated Security Systems, Inc. -
Promissory note (4)	8.00	09/30/07	525,000	525,000	1.20
Promissory note (4)	7.00	09/30/07	200,000	200,000	0.46
Promissory note (4)	8.00	09/30/07	175,000	175,000	0.40
Convertible promissory note (2)	8.00	12/14/08	500,000	500,000	1.15
Convertible debenture (4)	6.00	06/16/09	400,000	400,000	0.91

Pipeline Data, Inc. - Convertible debenture (2)	8.00	06/29/10	500,000	500,000	1.15

Simtek Corporation - Convertible debenture	7.50	06/28/09	900,000	1,902,273	4.36
			$3,950,000	$4,952,273	11.35%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2006 and 2005

	2006
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities

Advance Nanotech, Inc. - Common stock (2)	170,796	$330,000	$121,265	0.28%

CaminoSoft Corp. - Common stock	3,539,414	5,275,000	1,592,736	3.65

Digital Learning Management Corporation - Common stock (2)	166,666	12,500	13,333	0.03

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	332,575	0.76
Series B, preferred stock (1)(3)	25,646	620,329	798,616	1.83
Series C, preferred stock (1)(3)	51,249	1,059,734	1,595,894	3.66
Series D, preferred stock (1)(3)	16,057	500,000	500,015	1.15

Gaming & Entertainment Group, Inc. -
Common stock	500,000	500,000	12,500	0.03
Common stock (2)	112,500	50,625	2,813	0.01

Gasco Energy, Inc. -
Common stock	1,541,666	1,250,000	3,777,082	8.65

Global Axcess Corporation - Common stock	953,333	1,261,667	352,733	0.81

Hemobiotech, Inc. - Common stock	1,137,405	1,143,882	2,331,680	5.34

i2 Telecom -
Convertible Preferred (2)	625	618,750	85,938	0.20
Common stock (2)	237,510	36,200	26,126	0.06

Information Intellect -
Common stock (1)(3)	666,666	999,999	999,999	2.29

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2006 and 2005

	2006
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Integrated Security Systems, Inc. -
Common stock	27,074,179	5,568,054	3,790,385	8.70
Common stock (2)	4,264,854	356,225	597,080	1.36
Series D, preferred stock (2)	187,500	150,000	26,250	0.06

Inyx, Inc. -
Common stock	300,000	300,000	699,000	1.60

PracticeXpert, Inc. -
Common stock	4,166,667	500,000	12,500	0.03

Simtek Corp. -
Common stock	639,603	1,795,000	2,974,153	6.81
Common stock (2)	1,160	4,294	5,392	0.01

Symbollon Pharmaceuticals, Inc. -
Common stock (2)	250,000	250,000	225,000	0.51

Miscellaneous Securities		-	407,822	0.93
		$27,274,466	$21,280,887	48.76%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2006 and 2005

	2006
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities

AdStar, Inc. -
Common stock	269,231	$350,000	$619,231	1.42%

Asian Financial, Inc. -
Common stock (1)(3)	130,208	500,000	500,000	1.15

Bovie Medical Corporation -
Common stock	500,000	907,845	4,535,000	10.39

China Security & Surveillance Technology, Inc. -
Common stock (2)	142,857	500,000	1,728,570	3.96

Comtech Group, Inc. -
Common stock	300,000	1,186,019	5,457,000	12.51

Hemobiotech, Inc. -
Common stock	62,595	140,235	128,320	0.29

iLinc Communications, Inc. -
Common stock	23,266	13,908	13,727	0.03

Medical Action Industries, Inc. -
Common stock	20,100	237,209	648,024	1.49

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2006 and 2005

	2006
			Fair	% of Net
	Shares	Cost	Value	Assets
Other Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Points International, Ltd. -
Common stock	800,000	428,000	512,000	1.17

Precis, Inc. -
Common stock	890,500	2,139,777	1,786,343	4.09

US Home Systems, Inc. -
Common stock	110,000	535,587	1,245,200	2.85

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	27,000	0.06

Miscellaneous Securities		-	208,568	0.48
		7,188,580	17,408,983	39.89%
		$38,413,046	$43,642,143	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (2)		$3,308,594	$3,831,767	8.78%
Unrestricted Securities		$25,182,183	$32,916,887	75.42%
Other Securities (5)		$9,922,269	$6,893,489	15.80%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).
(2)	Restricted securities - securities that are not freely tradable (there is not a valid registration statement on file or an available exemption from registration.)
(3)	Securities in a privately owned company and by nature are restricted securities (not freely tradable).
(4)	Securities that have no provision allowing conversion into a security for which there is a public market.
(5)	Includes Miscellaneous Securities, securities of privately owned companies and securities with no conversion feature.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2006 and 2005

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2006 and 2005

	2005
			Fair	% of Net
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities

CaminoSoft Corp. -
Common stock	3,539,414	$5,275,000	$3,433,232	6.36%

eOriginal, Inc. -
Series A, preferred stock (1)(2)(3)	10,680	4,692,207	332,575	0.62
Series B, preferred stock (1)(2)(3)	25,646	620,329	798,616	1.48
Series C, preferred stock (1)(2)(3)	51,249	1,059,734	1,595,894	2.96
Series D, preferred stock (1)(2)(3)	16,057	500,000	500,015	0.93

Gaming & Entertainment Group -
Common stock (2)	612,500	550,625	79,625	0.15

Gasco Energy, Inc. -
Common stock	1,541,667	1,250,000	10,067,086	18.64

Global Axcess Corporation -
Common stock (2)	953,333	1,261,667	1,134,466	2.10

Hemobiotech, Inc. -
Common stock (2)	549,165	520,347	1,180,705	2.19

Information Intellect -
Common stock (1)(2)(3)	666,666	999,999	999,999	1.85

Integrated Security Systems, Inc. -
Common stock (2)	30,737,482	5,846,422	6,147,496	11.38
Series D, preferred stock (2)	187,500	150,000	45,000	0.08

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2006 and 2005

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
December 31, 2006 and 2005

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
December 31, 2006 and 2005

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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Income:
Interest	$340,145	$189,496	$351,877
Dividends	584,139	193,402	184,522
Commitment and other fees	27,684	255,146	126,326
	951,968	638,044	662,725

Expenses:
General and administrative	335,641	336,601	346,552
Incentive fee to affiliate	3,157,367	1,216,467	2,497,422
Interest expense	60,188	93,847	70,931
Legal and professional expense	651,701	295,305	566,133
Management fee to affiliate	935,776	1,112,927	1,460,218
	5,140,673	3,055,147	4,941,256

Net investment loss	(4,188,705)	(2,417,103)	(4,278,531)

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation (depreciation) on investments	(13,339,923)	(19,537,884)	9,397,996
Net realized gain on investments	19,795,521	5,931,321	13,852,016
Income tax expense paid on behalf
of stockholders	(6,302,806)	-	-

Net gain (loss) on investments	152,792	(13,606,563)	23,250,012

Net income (loss)	$(4,035,913)	$(16,023,666)	$18,971,481

Net income (loss) per share	$(0.90)	$(3.60)	$4.36

Weighted average shares outstanding	4,463,967	4,454,613	4,351,718

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004

From operations:
Net investment loss	$(4,188,705)	$(2,417,103)	$(4,278,531)
Net realized gain on investments	19,795,521	5,931,321	13,852,016
Income tax expense paid on behalf of stockholders	(6,302,806)	-	-
Increase (decrease) in unrealized appreciation on investments	(13,339,923)	(19,537,884)	9,397,996
Net income (loss)	(4,035,913)	(16,023,666)	18,971,481

From distributions to stockholders:
Common dividends from realized gains	(1,785,588)	(5,931,273)	(13,794,946)

From capital transactions:
Sale of common stock	-	1,561,383	-

Total increase (decrease) in net assets	(5,821,501)	(20,393,556)	5,176,535

Net assets:
Beginning of year	54,188,943	74,582,499	69,405,964
End of year	$48,367,442	$54,188,943	$74,582,499

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(4,035,913)	$(16,023,666)	$18,971,481
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	13,339,923	19,537,884	(9,397,996)
Net realized (gain) loss on investments	(19,795,521)	(5,931,321)	(13,852,016)
(Increase) decrease in interest and dividend receivables	(97,920)	47,463	137,512
Decrease in receivable-settlement	-	3,775,872	-
(Increase) decrease in prepaid and other assets	75,832	(68,223)	111,932
Increase (decrease) in accounts payable	82,063	35,306	(5,796)
Increase (decrease) in accounts payable - affiliate	1,759,473	(1,646,472)	1,994,063
Increase (decrease) in due to broker	(2,075,975)	(24,925,439)	998
Increase in taxes payable on behalf of stockholders	6,302,806	-	-
Purchase of investments	(4,116,806)	(5,038,466)	(9,786,957)
Proceeds from sale of investments	20,932,760	13,632,705	19,289,611
Net cash provided by (used in) operating activities	12,370,722	(16,604,357)	7,462,832

Cash flows from financing activities:
Sale of common stock	-	1,561,383	-
Cash distributions	(5,931,274)	(13,839,845)	(5,439,648)
Net cash used in financing activities	(5,931,274)	(12,278,462)	(5,439,648)

Net increase (decrease) in cash and cash equivalents	6,439,448	(28,882,819)	2,023,184
Cash and cash equivalents at beginning of the year	8,396,052	37,278,871	35,255,687
Cash and cash equivalents at end of the year	$14,835,500	$8,396,052	$37,278,871

Cash paid during the year for interest	$60,188	$93,847	$70,931
Cash paid during the year for income/excise taxes	$12,378	$6,824	$6,041

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2006, 2005 and 2004

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

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2006, 2005 and 2004 (continued)

(2)	Summary of Significant Accounting Policies, continued

Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund’s net assets as well as the amount of cash available for distribution to shareholders. Continued qualification as a RIC requires management to satisfy certain investment diversification requirements in future years. There can be no assurance that the Fund will qualify as a RIC in subsequent years.

Federal income taxes payable on behalf of stockholders on realized gains that the Fund elects to retain are reflected as tax expense paid on behalf of stockholders.

(e)	Net income per share

Net income (loss) per share is based on the weighted average number of shares outstanding of 4,463,967 during 2006, 4,454,613 during 2005, and 4,351,718 during 2004.

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
Notes to Financial Statements
December 2006, 2005 and 2004 (continued)

(4)	Management and Incentive Fees and Reimbursement

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940 (the Advisors Act). Pursuant to an Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement, the prospectus and the original offering document are as follows:

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s Net Assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $935,776, $1,112,927, and $1,460,218 for 2006, 2005, and 2004, respectively, for such management fees.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year end. The Fund incurred, $3,157,367, $1,216,467 and $2,497,422 during the years ended 2006, 2005, and 2004, respectively, for such incentive fees.

•
The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $347,736, $386,809, and $176,856, for 2006, 2005, and 2004, respectively.

As of December 31, 2006 and 2005, the Fund had an account payable of $3,810,462 and $2,050,989, respectively, for the amount due for the fees and expense reimbursements disclosed above.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2006, 2005 and 2004 (continued)

(4)	Management and Incentive Fees and Reimbursement, continued

•
As explained in Note 10, the Investment Advisor resolved a dispute with the staff of the Securities and Exchange Commission involving the appropriate interpretation of section 205(b)(3) of the Advisors Act. As part of the settlement, the Investment Advisor agreed to pay $2,851,362 as a reduction of incentive fees for the period from inception through December 31, 2003. The actual incentive fee that would have been calculated under the agreed methodology for incentive fee from inception through December 31, 2003, was $3,388,269. The difference of $536,907 was reflected as a settlement offer expense of $488,087 and $48,819 in 2003 and 2001, respectively. Because of the cumulative nature of the agreed methodology, the $536,907 served to reduce incentive fees during 2005, the year of settlement. In accordance with Section 205(b)(3), the fees are not subject to repayment in a subsequent period and therefore recorded as additional expenses during 2003 and 2001 due to the uncertainty of incurring future incentive fees to be offset.

(5)	Eligible Portfolio Companies and Investments

(a)	Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5). Under the provisions of the 1940 Act atleast 70% of the Fund’s assets, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then it will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at December 31, 2006 and 2005.

(b)	Investments

Investments are carried in the statements of assets and liabilities as of December 31, 2006 and 2005, at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund’s Board of Directors. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible into the common stock of the issuer at a set conversion price at the discretion of the Fund. The common stock underlying these securities is generally unregistered and thinly to moderately traded but is not otherwise restricted. The Fund may register and sell such securities at any time with the Fund paying the costs of registration. Interest on the convertible securities is generally payable monthly.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2006, 2005 and 2004 (continued)

(5)	Eligible Portfolio Companies and Investments, continued

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

•
Debt securities are valued at the greater of (i) cost or (ii) the market value of the underlying common stock into which the debt instrument is convertible. In cases where the debt instrument is in default or the company is in bankruptcy, the value will be (i) the value of the underlying common stock, (ii) the value of the collateral, if secured, or (ii) zero, if the common stock has no value and there is no collateral.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2006, 2005 and 2004 (continued)

(6)	Valuation of Investments, continued

•
If there is no independent and objective pricing authority (i.e. a public market) for investments in privately held entities, the latest sale of equity securities to independent third parties by the entity governs the value of that enterprise. This valuation method causes the Fund’s initial investment in the private entity to be valued at cost. Thereafter, new issuance or offers of equity or equity-linked securities by the portfolio company to new investors will be used to determine enterprise value as they will provide the most objective and independent basis for determining the worth of the issuer. Where a private entity does not have an independent value established over an extended period of time, then the Investment Adviser will determine fair value on the basis of appraisal procedures established in good faith and approved by the Board.

As of December 31, 2006 and December 31, 2005, the net unrealized appreciation associated with investments held by the Fund was $5,229,097 and $18,569,019, respectively. For 2006, the Fund had gross unrealized gains of $18,216,541 and gross unrealized losses of $(12,987,444) for book and federal income tax purposes. For 2005, the Fund had gross unrealized gains of $28,008,507 and gross unrealized losses of $(9,439,488) for book and federal income tax purposes.

(7)	Restricted Securities

As indicated on the schedule of investments as of December 31, 2006, and December 31, 2005, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser after considering certain pertinent factors relevant to the individual securities (Note 6).

(8)	Purchase of Additional Shares

The Fund sold no shares in 2006 under the dividend reinvestment plan. During 2005 the Fund issued 112,249 new shares pursuant to the dividend reimbursement plan in receipt of $1,561,383.

(9)	Distributions to Shareholders

The tax character of distributions paid by the Fund was as follows:

2006 - Capital gain	$1,785,588

2005 - Capital gain	$5,931,273

2004 - Capital gain	$13,794,946

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2006, 2005 and 2004 (continued)

(10)	Settlement with the Investment Advisor

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

As part of the settlement of the SEC proceedings, the Investment Adviser agreed to pay $2,851,362 for adjustments in the incentive fee from the inception through December 31, 2004, plus prejudgment interest of $924,509 and a penalty of $100,000 to the Fund.

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

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2006, 2005 and 2004 (continued)

(11)	Income Taxes

Through December 31, 2005, management followed a policy of distributing all of the Fund’s taxable investment income and realized capital gains within the defined period under the IRC to assure that any Federal income tax on such income, if any, is paid by the Fund’s stockholders. For this reason, no income tax was reflected by the Fund.

As management has not determined a distribution policy with regard to the unrealized appreciation on investments of $5,229,097 at December 31, 2006 if ultimately realized, no provision for deferred taxes on that appreciation has been reflected.

During December 2006, the Board of Directors, in accordance with rules under subchapter M of the IRC, declared a designated undistributed capital gain dividend (“Deemed Distribution”) for 2006 on net taxable long-term capital gains of $18,008,018. To the extent that the Fund retains capital gains and declares a Deemed Distribution, the distribution is taxable to the stockholders. The Fund pays the tax on behalf of the stockholders, at the corporate rate, on the distribution, and the stockholders receive a tax credit equal to their proportionate share of the tax paid. The Fund recorded a tax payable of $6,302,806 on its statements of assets and liabilities for taxes payable on behalf of its stockholders. This amount was also recorded as income tax expense paid on behalf of stockholders in the statements of operations for 2006.

Stockholders of record at December 31, 2006, will receive a tax credit of $1.41 per share. The balance of $11,705,212 was retained by the Fund.

(12)	Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Advisor an incentive fee equal to 20% of the funds cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Advisor until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $3,643,308 and $5,509,555 as of December 31, 2006 and 2005, respectively.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2006, 2005 and 2004 (continued)

(13)	Financial Highlights

Selected per share data and ratios for each share of common stock outstanding throughout the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Net asset value, beginning of year	$12.14	$17.14
Effect of share change	-	(.43)

Net investment loss	(.93)	(.54)
Net realized and unrealized gain (loss) on investments	.03	(3.05)

Total return from investment operations	(.90)	(3.59)

Distributions:
From net capital gains	(.40)	(1.33)

Contributions:
From sale of common stock	-	.35

Net asset value, end of year	$10.84	$12.14

Per share market value, end of year	$10.50	$11.00

Portfolio turnover rate	8.95%	8.30%

Annual return (a)	(4.55)%	(15.06)%

Ratio to average net assets (b):
Net investment loss	(7.84)%	(3.81)%
Expenses, excluding incentive fees	3.71%	2.90%
Expenses, including incentive fees	9.62%	4.82%

(a)	Annual return was calculated by comparing the common stock price on the first day of the year to the common stock price on the last day of the year.

(b)	Average net assets have been computed based on quarterly valuations.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 2006, 2005 and 2004 (continued)

(14)	Selected Quarterly Data (Unaudited)

	2006
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net investment income (loss)	$(373,174)	$(434,530)	$(83,166)	$(3,297,835)
Net unrealized appreciation (depreciation)	(225,650)	(14,928,440)	(2,379,862)	4,194,029
Net realized gain (loss) on investments	1,188,192	17,623,044	874,823	109,462
Income tax expense paid on behalf of stockholders	-	-	-	(6,302,806)
Net income (loss)	$589,368	$2,260,074	$(1,588,205)	$(5,297,150)

Net income (loss) per share	$0.13	$0.51	$(0.36)	$(1.18)

Weighted average shares outstanding	4,463,967	4,463,967	4,463,967	4,463,967

	2005
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net investment income (loss)	$(336,818)	$(230,638)	$(484,802)	$(1,364,845)
Net unrealized appreciation (depreciation)	(17,259,989)	908,112	583,607	(3,769,614)
Net realized gain (loss) on investments	4,093,083	96,312	1,304,189	437,737
Net income (loss)	$(13,503,724)	$773,786	$1,402,994	$(4,696,722)

Net income (loss) per share	$(3.05)	$0.17	$0.31	$(1.05)

Weighted average shares outstanding	4,426,530	4,463,967	4,463,967	4,463,967