Form 10-Q
period 2007-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2007-05-15
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒.

As of April 30, 2007 the issuer had 4,463,967 shares of common stock outstanding.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$4,199,497	$14,835,500
Investments at fair value, cost of $39,066,672
and $38,413,046 at March 31, 2007 and
December 31, 2006, respectively	44,768,387	43,642,143
Interest and dividend receivables	79,452	146,146
Prepaid and other assets	9,479	25,766
	$49,056,815	$58,649,555

LIABILITIES AND NET ASSETS

Liabilities:
Accounts payable	$119,081	$168,845
Accounts payable - affiliate	212,676	3,810,462
Taxes payable on behalf of stockholders	-	6,302,806

	331,757	10,282,113
Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized 20,000,000
shares; 4,673,867 shares issued; 4,463,967 shares
outstanding	4,673,867	4,673,867
Additional paid-in-capital	28,379,231	28,494,233
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Net realized gain on investments retained	11,705,212	11,705,212
Net unrealized appreciation of investments	5,701,715	5,229,097

Net assets, equivalent to $10.92 and $10.84 per share
at March 31, 2007 and December 31, 2006,
respectively	48,725,058	48,367,442
	$49,056,815	$58,649,555

See Accompanying Notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

	March 31, 2007
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (4)	7.00%	01/19/08	$250,000	$250,000	0.56%

iLinc Communications, Inc. -
Convertible promissory note	12.00	03/29/12	500,000	500,000	1.12

Integrated Security Systems, Inc. -
Promissory note (4)	8.00	09/30/07	525,000	525,000	1.17
Promissory note (4)	7.00	09/30/07	200,000	200,000	0.45
Promissory note (4)	8.00	09/30/07	175,000	175,000	0.39
Convertible promissory note (2)	8.00	12/14/08	500,000	500,000	1.12
Convertible debenture (4)	6.00	06/16/09	400,000	400,000	0.89

Pipeline Data, Inc. -
Convertible debenture (2)	8.00	06/29/10	500,000	500,000	1.12

Simtek Corporation -
Convertible debenture	7.50	06/28/09	900,000	2,327,728	5.20

			$3,950,000	$5,377,728	12.02%

See Accompanying Notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2007
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Advance Nanotech, Inc. -
Common stock	165,000	$330,000	$79,200	0.17%
Common stock (2)	5,796	0	2,782	0.01

CaminoSoft Corp. -
Common stock	3,539,414	5,275,000	743,277	1.66

Digital Learning Management Corporation -
Common stock (2)	166,666	12,500	9,667	0.02

eOriginal, Inc. -
Series A, preferred stock (1)(3)	10,680	4,692,207	332,575	0.74
Series B, preferred stock (1)(3)	25,646	620,329	798,616	1.79
Series C, preferred stock (1)(3)	51,249	1,059,734	1,595,894	3.56
Series D, preferred stock (1)(3)	16,057	500,000	500,015	1.12

Gaming & Entertainment Group -
Common stock	612,500	550,625	12,250	0.03

Gasco Energy, Inc. -
Common stock	1,541,666	1,250,000	3,761,665	8.40

Global Axcess Corporation -
Common stock	953,333	1,261,667	314,600	0.70

Hemobiotech, Inc. -
Common stock	1,137,405	1,143,882	2,274,810	5.08

i2 Telecom -
Convertible Preferred (2)	625	618,750	453,125	1.01
Common stock (2)	237,510	36,200	34,439	0.08

Integrated Security Systems, Inc. -
Common stock (2)	31,939,794	5,990,572	3,832,775	8.56
Series D, preferred stock (2)	187,500	150,000	22,500	0.05

See Accompanying Notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2007
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Inyx, Inc. -
Common stock	300,000	300,000	765,000	1.71

PracticeXpert, Inc. -
Common stock	4,166,667	500,000	8,333	0.02

Shea Development Corp.
(formerly Information Intellect) -
Common stock (1)(3)	1,437,194	1,093,332	1,180,731	2.64

Simtek Corp. -
Common stock	639,603	1,795,000	3,639,339	8.13
Common stock (2)	1,160	4,294	6,600	0.01

Symbollon Pharmaceuticals, Inc. -
Common stock (2)	250,000	250,000	237,500	0.53

Miscellaneous Securities		-	476,257	1.06

		$27,434,092	$21,081,950	47.08%

See Accompanying Notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2007
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Access Plans USA, Inc. -
Common stock	890,500	$2,139,777	$2,092,675	4.68%

AdStar, Inc. (formerly Precis) -
Common stock	269,231	350,000	640,770	1.43

Asian Financial, Inc. -
Common stock (1)(3)	349,205	500,000	500,000	1.12

Bovie Medical Corporation -
Common stock	500,000	907,845	3,550,000	7.93

China Security & Surveillance Technology, Inc. -
Common stock (2)	142,857	500,000	2,335,712	5.22

Comtech Group, Inc. -
Common stock	300,000	1,186,019	5,244,000	11.71

Hemobiotech, Inc. -
Common stock	62,595	140,235	125,190	0.28

iLinc Communications, Inc. -
Common stock	23,266	13,908	15,356	0.03

Medical Action Industries, Inc. -
Common stock	30,150	237,209	720,585	1.61

See Accompanying Notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2007
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Points International, Ltd. -
Common stock	900,000	492,000	837,000	1.87

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	465,000	1.04

US Home Systems, Inc. -
Common stock	110,000	535,587	1,402,500	3.13

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	49,500	0.11

Miscellaneous Securities		-	330,421	0.74

		7,682,580	18,308,709	40.90%

		$39,066,672	$44,768,387	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$8,562,316	$7,935,100	17.73%
Unrestricted Securities		$20,488,754	$29,568,778	66.04%
Other Securities (5)		$10,015,602	$7,264,509	16.23%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).

(2)	Restricted securities - securities that are not freely tradable (there is not a valid registration statement on file or an available exemption from registration.)

(3)	Securities in a privately owned company, which by nature are restricted securities (not freely tradable).

(4)	Securities that have no provision allowing conversion into a security for which there is a public market.

(5)	Includes Miscellaneous Securities, securities of privately owned companies, and securities with no conversion feature.

See Accompanying Notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	December 31, 2006
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

	December 31, 2006
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

	December 31, 2006
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

	December 31, 2006
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

	December 31, 2006
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Points International, Ltd. -
Common stock	800,000	428,000	512,000	1.17

Precis, Inc. -
Common stock	890,500	2,139,777	1,786,343	4.09

US Home Systems, Inc. -
Common stock	110,000	535,587	1,245,200	2.85

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	27,000	0.06

Miscellaneous Securities		-	208,568	0.48

		7,188,580	17,408,983	39.89%

		$38,413,046	$43,642,143	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$3,308,594	$3,831,767	8.78%
Unrestricted Securities		$25,182,183	$32,916,887	75.42%
Other Securities (5)		$9,922,269	$6,893,489	15.80%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).

(2)	Restricted securities - securities that are not freely tradable (there is not a valid registration statement on file or an available exemption from registration.)

(3)	Securities in a privately owned company, which by nature are restricted securities (not freely tradable).

(4)	Securities that have no provision allowing conversion into a security for which there is a public market.

(5)	Includes Miscellaneous Securities, securities of privately owned companies and securities with no conversion feature.

See Accompanying Notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Interest income	$79,304	$65,055
Dividend income	208,884	42,465
Other income	10,876	15,109
	299,064	122,629

Expenses:
General and administrative	87,156	61,223
Interest expense	-	27,810
Legal and professional fees	112,802	168,023
Management fee to affiliate	214,109	238,747
	414,067	495,803

Net investment loss	(115,003)	(373,174)

Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation
of investments	472,619	(225,650)
Net realized gain on investments	-	1,188,192

Net gain on investments	472,619	962,542

Net income	$357,616	$589,368

Net income per share	$0.08	$0.13

Weighted average shares outstanding	4,463,967	4,463,967

See Accompanying Notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31,
	2007	2006
From operations:
Net investment loss	$(115,003)	$(373,174)
Net realized gain on investments	-	1,188,192
Net change in unrealized
appreciation on investments	472,619	(225,650)

Net income	357,616	589,368

From distributions to stockholders:
Common stock dividends declared from realized
capital gains	-	(446,397)

Total increase in net assets	357,616	142,971

Net assets:
Beginning of period	48,367,442	54,188,943

End of period	$48,725,058	$54,331,914

See Accompanying Notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$357,616	$589,368
Adjustments to reconcile net income to net cash
provided by (used in) operation activities:
Net change in unrealized appreciation
on investments	(472,619)	225,650
Net realized (gain) on investments	-	(1,188,192)
(Increase) decrease in interest and
dividend receivables	66,694	(117,646)
Decrease in prepaid
and other assets	16,287	74,850
Increase (decrease) in accounts payable	(49,765)	37,664
Increase (decrease) in accounts payable-affiliate	(3,597,786)	237,717
Decrease in taxes payable on behalf of shareholders	(6,302,806)	-
Increase in due to broker	-	50,022
Purchase of investments	(653,624)	(676,746)
Proceeds from sale of investments	-	1,364,592

Net cash provided by (used in) operating activities	(10,636,003)	597,279

Cash flows from financing activities:
Cash dividends	-	(4,592,083)

Net (decrease) in cash
and cash equivalents	(10,636,003)	(3,994,804)
Cash and cash equivalents at
beginning of the period	14,835,500	8,396,052
Cash and cash equivalents at
end of the period	$4,199,497	$4,401,248

Cash paid during the period for interest	$-	$27,810

See Accompanying Notes

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2007

Note 1 - Organization and Business Purpose

Renaissance Capital Growth & Income Fund III, Inc. (the “Fund”), a Texas corporation, was formed on January 20, 1994. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which RENN Capital Group, Inc. (the “Investment Advisor”) believes offer the opportunity for growth. The Fund is a non-diversified closed-end fund and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, which reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the interim periods. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Income Taxes

The Fund has elected the special income tax treatment available to “regulated investment companies” (“RIC”) under Subchapter M of the Internal Revenue Code (“IRC”) which allows the Fund to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its shareholders. The Fund’s policy is to comply with the requirements of the IRC that are applicable to regulated investment companies. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund’s taxable investment income to its shareholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund’s taxable investment income and long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund’s net assets as well as the amount of cash available for distribution to shareholders.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2007

Note 2 - Summary of Significant Accounting Policies, continued

Federal income taxes payable on behalf of stockholders on realized gains that the Fund elects to retain are accrued and reflected as a tax expense paid on behalf of stockholders on the last day of the tax year in which such gains are realized.

In January 2007 the Fund adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Fund did not recognize any adjustments to the Fund’s financial statements as a result of the implementation of FIN 48.

The Texas franchise tax laws were changed in 2006, and the Fund is subject to the Texas Margin Tax, effective January 1, 2007.

Net Income Per Share

Net income (loss) per share is based on the weighted average number of shares outstanding of 4,463,967 during the three months ended March 31, 2007 and 2006.

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
March 31, 2007

Note 4 - Management and Incentive Fees

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement is as follows:

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $214,109 and $238,747 for management fees during the quarter ended March 31, 2007 and 2006, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized capital gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year end. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained (see note 9), no incentive fee was recorded during the quarter ended March 31, 2007 and March 31, 2006.

•
The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $106,382 and $7,236 during the quarter ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 and December 31, 2006, the Fund had an accounts payable of $212,676 and $3,810,462, respectively, for the amount due for the fees and expense reimbursements disclosed above.

Note 5 - Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the Fund’s total assets, as defined under Section 55 of the 1940 Act, must be invested in Eligible Portfolio Companies, as defined under Section 2(a)(46) of the 1940 Act. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then the Fund will be prohibited from making non-eligible investments until such time as the percentage of eligible investments again exceeds the 70% threshold.

Investments

Investments are carried in the statements of assets and liabilities at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund’s Board of Directors. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible (at the discretion of the Fund ) into the common stock of the issuer at a set conversion price. The common stock underlying these securities is generally unregistered and thinly to moderately traded, but is not otherwise restricted. Generally, the Fund negotiates registration rights at the time of purchase and the portfolio companies are required to register the shares within a designated period and the cost of registration is borne by the portfolio company. Interest on the convertible securities is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2007

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2007

Note 6 - Valuation of Investments, continued

As of March 31, 2007 and December 31, 2006, the net unrealized appreciation associated with investments held by the Fund was $5,701,715 and $5,229,097, respectively. As of March 31, 2007 and December 31, 2006, the Fund had gross unrealized gains of $19,533,815 and $18,216,541, respectively, and gross unrealized losses of $13,832,100 and $12,987,444, respectively.

Note 7 - Restricted Securities

As indicated on the schedules of investments as of March 31, 2007, and December 31, 2006, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser (subject to the approval of the Board of Directors of the Fund) after considering certain pertinent factors relevant to the individual securities (See Note 6).

Note 8 - Income Taxes

Through December 31, 2005, management followed a policy of distributing all of the Fund’s taxable investment income and realized capital gains within the defined period under the IRC to assure that any Federal income tax on such income, if any, is paid by the Fund’s stockholders. For this reason, no income tax was reflected by the Fund.

During December, 2006, the Board of Directors, in accordance with rules under subchapter M of the IRC, declared a designated undistributed capital gain dividend (“Deemed Distribution”) for 2006 on net taxable long-term capital gains of $18,008,018. The Fund recorded a liability of $6,302,806 (which was paid during the first quarter of 2007) on its statements of assets and liabilities for taxes payable on behalf of its stockholders as of December 31, 2006. This amount was also recorded as an income tax expense paid on behalf of stockholders in the statements of operations for 2006.

Shareholders of record at December 31, 2006, received a tax credit of $1.41 per share. The balance of $11,705,212 was retained by the Fund.

Note 9 - Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Advisor an incentive fee equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Advisor until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $3,737,832 and $3,643,308 as of March 31, 2007 and December 31, 2006, respectively.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
Notes to Unaudited Financial Statements
March 31, 2007

Note 10 - Financial Highlights - unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the three months ended March 31, 2007, and March 31, 2006 are as follows:

	2007	2006
Net asset value, beginning of period	$10.84	$12.14

Net investment loss	(0.03)	(0.08)
Net realized and unrealized gain on investments	0.11	0.21

Total return from investment operations	0.08	0.13

Distributions:
From net capital gains	0.00	(0.10)

Net asset value, end of period	$10.92	$12.17

Per share market value, end of period	$9.15	$10.90

Portfolio turnover rate	0.00%	1.25%

Quarterly return (a)	(12.86)%	(0.91)%

Ratio to average net assets (b):
Net investment loss	(0.24)%	(0.69)%
Expenses, excluding incentive fees	0.41%	0.91%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended March 31, 2007:

Access Plans USA, Inc. (NASDAQ: AUSA): During the first quarter of 2007, Precis, Inc. acquired Insurance Capital Management and changed its name to Access Plans USA, Inc. The Fund received options to purchase 2,439 shares of AUSA common stock at $2.25 per share. The options were issued to Russell Cleveland, president of the Fund, in connection with his service on the board of directors of Access Plans. Mr. Cleveland assigned his rights under the options to the Fund.

Information Intellect, Inc./Shea Development Corporation (OTCBB:SDLP): In the quarter ended March 31, 2007, the Fund received 62,222 shares of Information Intellect common stock as a dividend payment on the Information Intellect Series A preferred stock it owned. Also during the quarter, Shea Development Corp. acquired Information Intellect via a reverse merger. As a result, the Fund converted its Information Intellect shares into 1,330,812 shares of Shea Development Corp. In addition, the Fund received 106,382 shares of Shea Development common stock for helping to facilitate the reverse merger.

Integrated Security Systems, Inc. (OTCBB:IZZI): In the first quarter of 2007, the Fund received 540,344 shares of common stock as payment in kind for interest on promissory notes held by the Fund. In addition, the Fund received 60,417 shares of common stock as compensation for allowing the company to extend the maturity date of some of its notes.

Points International, Ltd. (OTCBB:PTSEF): During the first quarter of 2007, the Fund bought 100,000 shares of common stock in the open market for $64,000.

Silverleaf Resorts, Inc. (NASDAQ:SVLF): During the quarter ended March 31, 2007, the Fund bought 100,000 shares of common stock in the open market for $430,000.

Results of Operations for the Quarter Ended March 31, 2007

For the quarter ended March 31, 2007, the Fund had net investment loss of $115,003 compared to net investment loss of $373,174 for the first quarter of 2006. This change was due in large part to an increase in investment income from $122,629 for the first quarter of 2006 to $299,064 for the comparable period of 2007. This increase in investment income was primarily attributable to the accrual of a dividend earned on the preferred stock of Information Intellect, Inc. Dividend income increased from $42,465 for the quarter ended March 31, 2006 to $208,884 for the quarter ended March 31, 2007. In addition, interest income increased to $79,304 for the three months ended March 31, 2007 from $65,055 for the quarter ended March 31, 2006, due to the purchase of new debt positions in Integrated Security Systems, Inc. and Pipeline Data, Inc.

Investment expenses decreased from $495,803 for the quarter ended March 31, 2006 to $414,067 for the quarter ended March 31, 2007. General and administrative expenses increased for the first quarter of 2007 to $87,156 from $61,223 for the first quarter of 2006 as a result of increased travel expense, investor relations expense, stock exchange application fees, insurance expense, and director fees, offset by decreases in printing expenses for the quarter ended March 31, 2007. Interest expense decreased from $27,810 for the first quarter of 2006 to zero for the comparable period of 2007 as a result of the payment of the margin loan balance in June 2006. Legal and professional fees decreased from $168,023 for the first quarter of 2006 to $112,802 for the first quarter of 2007 as a result of lower legal fees for the first quarter of 2007 due to the resolution of the Dexterity Surgical bankruptcy proceedings. Management fees decreased from $238,747 for the first quarter of 2006 to $214,109 for the comparable period of 2007 as a result of reduction in Net Asset Value due to realized gains and distributions to Shareholders in 2006 during the period.

Results of Operations for the Quarter Ended March 31, 2007, continued

Net change in unrealized appreciation decreased $225,650 for the quarter ended March 31, 2006 compared to an increase in net unrealized appreciation of $472,619 for the quarter ended March 31, 2007. This change in unrealized appreciation was due to the fluctuation of market values at each quarter end and the realization of gains or losses upon the disposition of investments.

Net realized gains decreased from $1,188,192 for the quarter ended March 31, 2006 to zero for the same period of 2007. The Fund had no disposition of investments during the quarter ended March 31, 2007.

Liquidity and Capital Resources

For the three months ended March 31, 2007, net assets increased from $48,367,442 at December 31, 2006, to $48,725,058 at March 31, 2007. This increase is primarily attributable to an increase in net unrealized appreciation of investments. This increase was partially offset by the net investment loss in the quarter ended March 31, 2007.

At the end of the first quarter of 2007, the Fund had cash and cash equivalents of $4,199,497 versus cash and cash equivalents of $14,835,500 at December 31, 2006. This decrease was primarily attributable to the payment of taxes due on behalf of shareholders at December 31, 2006 and the payment of the incentive fee payable to the adviser at December 31, 2006. The Fund’s interest and dividends receivable decreased from $146,146 at December 31, 2006, to $79,452 at March 31, 2007, primarily due to the receipt of payments for accrued interest income from Integrated Security Systems, Inc.

Accounts payable decreased from $168,845 at December 31, 2006, to $119,081 at March 31, 2007, primarily due to the payment of 2006 accrued legal fees. Finally, accounts payable to affiliate decreased from $3,810,462 at December 31, 2006, to $212,676 at March 31, 2007, due to the payment of accrued management fees and incentive fees to the Fund’s investment adviser.

During the quarter ended March 31, 2007, the Fund did not declare or pay dividends to shareholders.

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

Contractual Obligations

The Fund has a contract for the purchase of services under which it will have future commitments: the Investment Advisory Agreement with RENN Capital Group, Inc., pursuant to which RENN Capital Group, Inc. has agreed to serve as the Fund’s investment adviser. Such agreement has contractual obligations with fees which are based on values of the portfolio investments which the Fund owns. For further information regarding the Fund’s obligations under the investment advisory agreement see Note 4 of the Financial Statements.

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

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended March 31, 2007 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Failure to Meet Listing Standards. In July 2004, due to our inability to complete our audit and file our Form 10-K for the year ended December 31, 2003 in a timely manner, the Fund’s common stock was delisted from Nasdaq. We have now become current in our SEC filings, and we have filed for listing on the American Stock Exchange. However, there can be no assurance that we will meet the American Stock Exchange listing standards or the listing standards of any other national exchange.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

/s/ Russell Cleveland	May 15, 2007

Russell Cleveland, President and Chief Executive Officer (Principal Executive Officer)

/s/ Barbe Butschek	May 15, 2007

Barbe Butschek, Chief Financial Officer (Principal Financial Officer)