Form 10-Q
period 2007-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2007-08-14
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☑ No ☐.

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
Yes ☐ No ☑.

As of June 30, 2007, the issuer had 4,463,967 shares of common stock outstanding.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$5,095,010	$14,835,500
Investments at fair value, cost of $40,024,510
and $38,413,046 at June 30, 2007 and
December 31, 2006, respectively	44,022,616	43,642,143
Interest and dividends receivable	74,074	146,146
Prepaid and other assets	50,000	25,766

	$49,241,700	$58,649,555

LIABILITIES AND NET ASSETS

Liabilities:
Accounts payable	$43,421	$168,845
Accounts payable - affiliate	465,644	3,810,462
Taxes payable on behalf of stockholders	—	6,302,806
	509,065	10,282,113

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
20,000,000 shares; 4,673,867 issued;
4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	28,056,647	28,494,233
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Net realized gain on investments retained	13,738,982	11,705,212
Net unrealized appreciation of investments	3,998,106	5,229,097

Net assets, equivalent to $10.92 and $10.84
per share at June 30, 2007 and
December 31, 2006, respectively	48,732,635	48,367,442

	$49,241,700	$58,649,555

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

	June 30, 2007
	Interest	Due		Fair	% of Net
	Rate	Date	Cost	Value	Investments
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp.
Promissory note (4)	7.00%	01/19/08	$250,000	$250,000	0.57%

iLinc Communications, Inc.
Convertible promissory note)	12.00	03/29/12	500,000	500,000	1.14

Integrated Security Systems, Inc.
Promissory note (4)	8.00	09/30/07	525,000	525,000	1.19
Promissory note (4)	7.00	09/30/07	200,000	200,000	0.45
Promissory note (4)	8.00	09/30/07	175,000	175,000	0.40
Promissory note (4)	8.00	05/15/08	150,000	150,000	0.34
Promissory note (4)	8.00	05/30/08	150,000	150,000	0.34
Promissory note (4)	8.00	06/22/08	150,000	150,000	0.34
Convertible debenture (6)	8.00	12/14/08	500,000	500,000	1.14
Convertible promissory note (6)	6.00	06/16/09	400,000	400,000	0.91

Pipeline Data, Inc.
Convertible debenture (2)	8.00	06/29/10	500,000	500,000	1.14

Simtek Corporation
Convertible debenture (6)	7.50	06/28/09	700,000	1,664,092	3.78

			$4,200,000	$5,164,092	11.74%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	June 30, 2007
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Advance Nanotech, Inc.
Common stock (2)	5,796	$11,199	$2,260	0.01%

BPO Management Services, Inc.
Series D Preferred stock (6)	104,167	1,000,000	1,533,334	3.48

CaminoSoft Corp.
Common stock (6)	1,750,000	4,000,000	157,500	0.36
Common stock - private placements (6)	1,539,414	1,150,000	138,547	0.31
Common stock - warrant exercise (6)	250,000	125,000	22,500	0.05

Digital Learning Institute, Inc.
Common stock (2)	166,666	12,500	8,333	0.02

eOriginal, Inc.-
Series A Preferred stock (1)(3)(6)	10,680	4,692,207	332,575	0.75
Series B Preferred stock (1)(3)(6)	25,646	620,329	798,616	1.81
Series C Preferred stock (1)(3)(6)	51,249	1,059,734	1,595,894	3.62
Series D Preferred stock (1)(3)(6)	16,057	500,000	500,015	1.14

Gaming & Entertainment Group-
Common stock	612,500	550,625	6,738	0.01

Gasco Energy, Inc.
Common stock - private placement	1,541,666	1,250,000	3,653,748	8.30

Global Axcess Corporation
Common stock	953,333	1,261,667	271,700	0.62

Hemcure Inc. (Aurasound)
Common stock (6)	1,000,000	1,000,000	2,700,000	6.13

Hemobiotech, Inc.-
Common stock (2)	843,285	893,882	1,517,913	3.45
Common stock	356,715	390,235	642,087	1.46

i2 Telecom
Convertible Preferred, 7%, 08/11/04	500	500,000	262,500	0.60
Convertible Preferred, 7%, 02/15/05	125	118,750	65,625	0.15
Common stock (2)	237,510	36,200	24,939	0.06

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	June 30, 2007
			Fair	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities (continued)

Integrated Security Systems, Inc.
Series D Preferred stock (6)	7,500	150,000	14,063	0.03
Common stock (6)	32,362,716	6,024,023	2,427,204	5.51

Shea Development Corp.
Common stock (6)	1,330,812	1,093,332	1,093,332	2.48
Common stock (6)	106,382	0	87,399	0.20

Simtek Corporation
Common stock (6)	364,106	999,294	1,904,274	4.33
Common stock (6)	367,566	1,000,000	1,922,371	4.37

Symbollon Pharmaceuticals, Inc.
Common stock (2)	250,000	250,000	222,500	0.50

Miscellaneous Securities (5)		500,000	2,647,051	6.01

		$29,188,977	$24,553,018	55.76%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	June 30, 2007
			Fair	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Access Plans USA (formerly Precis)
Common stock (6)	890,500	$2,139,777	$1,602,900	3.64%

AdStar, Inc.
Common stock	269,231	350,000	395,770	0.90

Asian Financial, Inc. Inc.
Common stock (1)(2)(3)	349,205	500,000	500,000	1.14

Bovie Medical Corporation
Common stock	500,000	907,845	3,010,000	6.84

China Security & Surveillance Technology, Inc.
Common Stock (2)	129,257	452,400	1,958,244	4.45

Comtech Group, Inc.
Common stock	200,000	836,019	3,302,000	7.50

iLinc Communications, Inc.
Common stock	23,266	13,908	15,123	0.03

Medical Action Industries, Inc.
Common stock	30,150	237,209	544,509	1.24

Points International, Ltd.
Common stock	900,000	492,000	1,539,000	3.50

Silverleaf Resorts, Inc.
Common stock	100,000	430,000	595,000	1.35

US Home Systems
Common stock	55,000	276,375	547,250	1.24

Miscellaneous Securities (5)		—	295,710	0.67

		$6,635,533	$14,305,506	32.50%

		$40,024,510	$44,022,616	100.00%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	June 30, 2007
		Fair	% of Net
	Cost	Value	Investments

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities	$29,809,877	$24,128,805	54.81%
Unrestricted Securities	$9,714,633	$16,951,050	38.51%
Other Securities (5)	$500,000	$2,942,761	6.68%
	$40,024,510	$44,022,616	100.00%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).

(2)	Restricted securities because they are not fully registered and/or have been held less than 2 years.

(3)	Restricted securities because issued by a privately held company and are not freely tradable.

(4)	Securities that have no rights to convert into a security for which there is a public market.

(5)	Miscellaneous securities such as warrants and options, and securities for which there is no market.

(6)	Restricted securities because an officer of the Fund serves as a director of the portfolio company.

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
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Points International, Ltd. -
Common stock	800,000	428,000	512,000	1.17

Precis, Inc. -
Common stock	890,500	2,139,777	1,786,343	4.09

US Home Systems, Inc. -
Common stock	110,000	535,587	1,245,200	2.85

Vaso Active Pharmaceuticals, Inc. -
Common stock	150,000	250,000	27,000	0.06

Miscellaneous Securities		-	208,568	0.48

		7,188,580	17,408,983	39.89%

		$38,413,046	$43,642,143	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)		$3,308,594	$3,831,767	8.78%
Unrestricted Securities		$25,182,183	$32,916,887	75.42%
Other Securities (5)		$9,922,269	$6,893,489	15.80%

(1)	Valued at fair value as determined by the Investment Adviser (Note 6).

(2)	Restricted securities - securities that are not freely tradable (there is not a valid registration statement on file or an available exemption from registration.)

(3)	Securities in a privately held company, which by nature are restricted securities (not freely tradable).

(4)	Securities that have no provision allowing conversion into a security for which there is a public market.

(5)	Miscellaneous securities, securities of privately held companies and securities with no conversion feature.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(unaudited)

	Three Months Ended June 30
	2007	2006
Income:
Interest income	$79,333	$54,278
Dividend income	69,841	67,758
Other income	5,473	8,668

	154,647	130,704

Expenses:
General and administrative	167,554	111,017
Interest expense	—	32,378
Legal and professional fees	95,535	175,124
Management fee to affiliate	214,142	246,715

	477,231	565,234

Net investment loss	(322,584)	(434,530)

Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation of investments	(1,703,609)	(14,928,440)
Net realized gain on investments	2,033,769	17,623,044

Net gain on investments	330,160	2,694,604

Net income	$7,576	$2,260,074

Net income per share	$0.00	$0.51

Weighted average shares outstanding	4,463,967	4,463,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations (continued)
(unaudited)

	Six Months Ended June 30
	2007	2006
Income:
Interest income	$158,637	$119,333
Dividend income	278,725	110,223
Other income	16,349	23,777

	453,711	253,333

Expenses:
General and administrative	254,711	172,240
Interest expense	—	60,188
Legal and professional fees	208,336	343,147
Management fee to affiliate	428,251	485,462

	891,298	1,061,037

Net investment loss	(437,587)	(807,704)

Realized and unrealized gain (loss) on investments:
Net change in unrealized appreciation of investments	(1,230,989)	(15,154,090)
Net realized gain on investments	2,033,769	18,811,236

Net gain on investments	802,780	3,657,146

Net income	$365,193	$2,849,442

Net income per share	$0.08	$0.64

Weighted average shares outstanding	4,463,967	4,463,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended June 30
	2007	2006
From operations:
Net investment loss	$(437,587)	$(807,704)
Net realized gain on investments	2,033,769	18,811,236
Net change in unrealized appreciation on investments	(1,230,989)	(15,154,090)

Net income	365,193	2,849,442

From distributions to stockholders:
Common dividends from realized capital gains	—	(892,794)

Total increase in net assets	365,193	1,956,648

Net assets:
Beginning of period	48,367,442	54,188,943

End of period	$48,732,635	$56,145,591

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2007	2006
Cash flows from operating activities:
Net income	$365,193	$2,849,442
Adjustments to reconcile net income to net cash
provided by (used in) operation activities:
Net decrease in unrealized appreciation on investments	1,230,989	15,154,090
Net realized gain on investments	(2,033,769)	(18,811,236)
(Increase) decrease in interest and dividends receivable	72,072	(81,666)
(Increase) decrease in prepaid and other assets	(24,234)	82,352
(Decrease) in accounts payable	(125,424)	(9,337)
(Decrease) increase in accounts payable-affiliate	(3,344,818)	527,419
(Decrease) in taxes payable on behalf of stockholders	(6,302,806)	(2,075,975)
Purchase of investments	(3,137,073)	(1,966,699)
Proceeds from sale of investments	3,559,380	19,737,637

Net cash provided by (used in) operating activities	(9,740,490)	15,406,027

Cash flows from financing activities:
Cash dividends	—	(5,038,480)

Net increase (decrease) in cash and cash equivalents	(9,740,490)	10,367,547

Cash and cash equivalents at beginning of the period	14,835,500	8,396,052

Cash and cash equivalents at end of period	$5,095,010	$18,763,599

Cash paid during the period for interest	$—	$60,188

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements
June 30, 2007

Note 1 - Organization and Business Purpose

Renaissance Capital Growth & Income Fund III, Inc. (the “Fund”), a Texas corporation, was formed on January 20, 1994. The Fund seeks to achieve current income and capital appreciation potential by investing primarily in unregistered equity investments and convertible issues of small and medium size companies which are in need of capital and which RENN Capital Group, Inc. (the “Investment Adviser”) believes offer the opportunity for growth. The Fund is a non-diversified closed-end fund and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”).

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

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)
June 30, 2007

Such requirements include, but are not limited to, certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund’s taxable investment income to its shareholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund’s taxable investment income and long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund’s net after-tax amount of cash available for distribution to shareholders.

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

Net Income Per Share

Net income per share is based on the weighted average number of shares outstanding of 4,463,967 during the three and six months ended June 30, 2007 and 2006.

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
Notes to Unaudited Financial Statements (continued)
June 30, 2007

Note 4 - Management and Incentive Fees

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment Advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement is as follows:

•
The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due as of the last day of the calendar quarter. The Fund incurred $428,251 and $485,462 for management fees during the six months ended June 30, 2007 and 2006, respectively.

•
The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized capital gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year end. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained (see note 9), no incentive fee was recorded during the six months ended June 30, 2007 and 2006.

•
The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $141,615 and $11,215 during the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007 and December 31, 2006, the Fund had an accounts payable of $465,644 and $3,810,462, respectively, for the amount due for the fees and expense reimbursements disclosed above.

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

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)
June 30, 2007

Investments

Investments are carried in the statement of assets and liabilities at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund’s Board of Directors. The convertible debt securities held by the Fund have maturities between three and ten years and are convertible (at the discretion of the Fund) into the common stock of the issuer at a set conversion price. The common stock underlying these securities is generally unregistered and thinly to moderately traded, but is not otherwise restricted. Generally, the Fund negotiates registration rights at the time of purchase and the portfolio companies are required to register the shares within a designated period and the cost of registration is borne by the portfolio company. Interest on the convertible securities is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

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

As of June 30, 2007 and December 31, 2006, the net unrealized appreciation associated with investments held by the Fund was $3,998,106 and $5,229,097, respectively. As of June 30, 2007 and December 31, 2006, the Fund had gross unrealized gains of $19,960,172 and $18,216,541, respectively, and gross unrealized losses of $15,962,066 and $12,987,444, respectively.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)
June 30, 2007

Note 7 - Restricted Securities

As indicated on the schedules of investments as of June 30, 2007 and December 31, 2006, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser (subject to the approval of the Board of Directors of the Fund) after considering certain pertinent factors relevant to the individual securities (See Note 6).

Note 8 - Income Taxes

Through December 31, 2005, management followed a policy of distributing all of the Fund’s taxable investment income and realized capital gains within the defined period under the IRC to assure that any Federal income tax on such income, if any, is paid by the Fund’s stockholders. For this reason, no income tax was reflected by the Fund through December 31, 2005.

During December, 2006, the Board of Directors, in accordance with rules under subchapter M of the IRC, declared a designated undistributed capital gain dividend (“Deemed Distribution”) for 2006 on net taxable long-term capital gains of $18,008,018. The Fund recorded a liability of $6,302,806 (which was paid during the first quarter of 2007) on its statement of assets and liabilities for taxes payable on behalf of its stockholders as of December 31, 2006. This amount was also recorded as an income tax expense paid on behalf of stockholders in the statement of operations for 2006. Shareholders of record at December 31, 2006, received a tax credit of $1.41 per share. The balance of $11,705,212 was retained by the Fund.

Note 9 - Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Adviser an incentive fee equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Adviser until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $3,803,864 and $3,643,308 as of June 30, 2007 and December 31, 2006, respectively.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)
June 30, 2007

Note 10 - Financial Highlights - unaudited

Selected per-share data and ratios for each share of common stock outstanding throughout the six months ended June 30, 2007, and June 30, 2006 are as follows:

	2007	2006
Net asset value, beginning of period	$10.84	$12.14

Net investment loss	(0.10)	(0.18)
Net realized and unrealized gain on investments	0.18	0.82

Total return from investment operations	0.08	0.64

Capital share transactions

Distributions:	—	(0.20)

Net asset value, end of period	$10.92	$12.58

Per-share market value, end of period	$8.95	$10.65

Portfolio turnover rate	7.11%	3.98%

Quarterly return (a)	(14.76)%	(3.18)%

Ratio to average net assets (b):
Net investment loss	(0.66)%	(1.47)%
Expenses	0.98%	1.93%

(a)
Quarterly return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with American Institute of Certified Public Account guidelines.

(b)	Average net assets have been computed based on quarterly valuations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended June 30, 2007:

Advance Nanotech, Inc. (OTCBB:AVNA): During the second quarter of 2007, the Fund sold 165,000 shares of common stock for $64,154, realizing a loss of $254,647.

Aurasound, Inc./Hemcure, Inc. (OTCBB:HMCU): In the quarter ended June 30, 2007, the Fund bought 1,000,000 shares of common stock for $1,000,000. The Fund also received warrants to purchase 1,000,000 shares of common stock at $1.50 per share and an additional right to purchase 370,370 shares of common stock at $1.35. If the one-year right is exercised, the Fund will receive warrants to purchase another 370,370 shares of common stock at $1.50 per share. Aurasound completed a reverse merger with Hemcure, Inc. The company is currently known as Hemcure, Inc., but will change its name to Aurasound, Inc. in the near future.

BPO Management Services, Inc. (OTCBB:BPOM): In the quarter ended June 30, 2007, the Fund bought 104,167 shares of Series D preferred stock for $1,000,000 ($9.60 per share). Such shares are convertible 16:1 into 1,666,667 common shares. The Fund also received warrants to purchase 833,334 shares and 1,666,667 shares of common stock at $0.90 per share and $1.25 per share, respectively. Additionally, the Fund received a J warrant, which gives the Fund the right to purchase 104,167 shares of Series D-2 preferred stock at $14.40 per share. Such shares are convertible 16:1 into 1,666,667 common shares. If the J warrant is exercised, the Fund will receive warrants to purchase another 833,334 shares and 1,666,667 shares of common stock at $1.35 per share and $1.87 per share, respectively.

China Security & Surveillance Technology, Inc. (OTCBB:CSCT): In the quarter ended June 30, 2007, the Fund sold 13,600 shares of common stock for $231,825, realizing a $184,225 gain.

Comtech Group, Inc. (NASDAQ:CSCT): In the quarter ended June 30, 2007, the Fund sold 100,000 shares of common stock for $1,869,947, realizing a $1,519,947 gain.

Integrated Security Systems, Inc. (OTCBB:IZZI): In the second quarter of 2007, the Fund received 422,922 shares of common stock as payment in kind for $33,451 in interest on promissory notes held by the Fund. In addition, the Fund purchased three $150,000 8% convertible debentures.

Inyx, Inc. (OTCPK:IYXI): In the quarter ended June 30, 2007, the Fund sold 300,000 shares of common stock for $713,628, realizing a $413,628 gain.

Simtek Corporation (NASDAQ:SMTK): During the second quarter of 2007, the Fund converted a $200,000 debenture into 90,909 shares of common stock.

US Home Systems, Inc. (NASDAQ:USHS): During the second quarter of 2007, the Fund sold 55,000 shares of common stock for $662,811, realizing a gain of $403,599.

Vaso Active Pharmaceuticals, Inc. (OTCBB:VAPH): During the quarter ended June 30, 2007, the Fund sold 150,000 shares of common stock for $17,014, realizing a loss of $232,986.

Results of Operations for the Three Months Ended June 30, 2007

For the quarter ended June 30, 2007, the Fund had a net investment loss of $322,584 compared to a net investment loss of $434,530 for the second quarter of 2006. This change was due in part to an increase in investment income from $130,704 for the second quarter of 2006 to $154,647 for the comparable period of 2007. This increase in investment income was primarily attributable to more interest income being earned in 2007.

Expenses decreased from $565,234 for the quarter ended June 30, 2006 to $477,231 for the second quarter of 2007. General and administrative expenses increased for the second quarter of 2007 to $167,554 from $111,017 for the second quarter of 2006 primarily due to increases related to shareholder relations expense and American Stock Exchange listing fees in 2007, primarily offset by a reduction in insurance expenses. Interest expense decreased from $32,378 for the second quarter of 2006 to zero for the comparable period of 2007 as a result of the payment of the margin loan balance in June 2006 and no additional borrowings since that date. Legal and professional fees decreased from $175,124 for the second quarter of 2006 to $95,535 in the same period 2007 as a result of a reduction in audit and consulting services during the second quarter of 2007. Management fees decreased from $246,715 for the second quarter of 2006 to $214,142 for the second quarter of 2007 as a result of a decline in net asset values as of June 30, 2007.

The net change in unrealized appreciation of investments decreased $1,703,609 for the quarter ended June 30, 2007 compared to the decrease of $14,928,440 for the quarter ended June 30, 2006. This change in unrealized appreciation of investments was due to less declining fluctuations of market values of portfolio investments at the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006, and the realization of gains or losses upon disposition of investments.

Net realized gains decreased from $17,623,044 for the quarter ended June 30, 2006 to $2,033,769 for the same period in 2007. The Fund’s realized investment transactions during the quarter ended June 30, 2007 resulted in less realized capital gains and more realized capital losses than in the corresponding quarter of 2006. This is primarily attributed to the significant realized gain made in the Laserscope holdings during the quarter ended June 30, 2006.

Results of Operations for the Six Months Ended June 30, 2007

For the six months ended June 30, 2007, the Fund experienced net investment loss in the amount of $437,587, compared to a net investment loss in the amount of $807,704 for the same six-month period in 2006. This change was due in part to an increase in investment income from $253,333 for the six months ended June 30, 2006 to $453,711 for the comparable period of 2007. This increase in investment income was partially attributable to more interest and dividends being earned in 2007. Interest income increased from $119,333 for the six months ended June 30, 2006 to $158,637 for the same period of 2007, primarily due to interest earnings on additional investments in 2007. Dividend income for the six-month period ended June 30, 2007 was $278,725 versus $110,223 for the same period in 2006 as a result of dividends earned on an increase in short-term treasury investments during the six-month period in 2007.

Expenses decreased from $1,061,037 for the six months ended June 30, 2006 to $891,298 for the same period in 2007. General and administrative expenses increased from $172,240 in the six months ended June 30, 2006, to $254,711 for the same period in 2007, primarily due to American Stock Exchange listing fees, and expenses related to shareholder relations primarily offset by a reduction in insurance expenses in 2007. Interest expense decreased from $60,188 for the six months ended June 30, 2006 to zero for the comparable period of 2007 as a result of the payment of the margin loan balance in June 2006 and no additional borrowings since that date. Legal and professional fees also decreased from $343,147 for the six months ended June 30, 2006 to $208,336 for the six months ended June 30, 2007 as a result of a reduction in audit, legal, and consulting services during the six months ended June 30, 2007. Management fees decreased from $485,462 for the six months ended June 30, 2006, to $428,251 for the same period in 2007, due to a decline in net asset values in 2007.

The net change in unrealized appreciation of investments decreased $1,230,989 for the six months ended June 30, 2007 compared to the decrease of $15,154,090 for the six months ended June 30, 2006. This change in unrealized appreciation of investments was due to less declining fluctuations of market values of portfolio investments at the period end as compared to the period end of 2006 and the realization of gains or losses upon disposition of investments.

Net realized gains decreased from $18,811,236 for the six months ended June 30, 2006 to $2,033,769 for the same period in 2007. The Fund’s realized investment transactions during the six months ended June 30, 2007 resulted in less realized capital gains and more realized capital losses than in the corresponding six month period of 2006. This is primarily attributed to the significant realized gain made in the Laserscope holdings during the six months ended June 30, 2006.

Liquidity and Capital Resources

Net assets increased $365,193 during the six month period from $48,367,442 at December 31, 2006, to $48,732,635 at June 30, 2007. This increase is primarily attributable to the realized gains on investments in excess of the net investment loss for the six month period ended June 30, 2007.

At the end of the second quarter of 2007, the Fund had cash and cash equivalents of $5,095,010 versus cash and cash equivalents of $14,835,500 at December 31, 2006. This decrease is primarily attributable to taxes paid on behalf of stockholders, cash used for new investments, and payments of certain liabilities. The Fund’s interest and dividends receivable decreased from $146,146 at December 31, 2006 to $74,074 at June 30, 2007, due primarily to the receipt of interest payments and dividend income on short term investment balances during 2007.

Accounts payable decreased from $168,845 at December 31, 2006 to $43,421 at June 30, 2007 primarily due to payments made during the six month period of 2007. Finally, accounts payable to affiliate decreased from $3,810,462 at December 31, 2007 to $465,644 at June 30, 2007, reflecting the payments of the incentive fee, and management fees for 2006 payable to the Fund’s investment adviser.

During the six months ended June 30, 2007, the Fund did not declare or pay dividends to shareholders.

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

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the 1934 Act). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended June 30, 2007 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect the Fund’s control over financial reporting.

PART II

Item 1. Legal Proceedings

No significant adversarial actions have occurred.

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes thereto before making a decision to purchase our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Highly Competitive Market for Investments. We compete with a number of private equity funds, other investment entities and individuals for investment opportunities. Some of these competitors are substantially larger and have greater financial resources, and some are subject to different and frequently less stringent regulation. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and there can be no assurance that we will be able to identify and make investments that satisfy our objectives.

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

Failure to Meet Listing Standards. In May 2007 the Fund was listed on the American Stock Exchange under the ticker symbol RCG. Failure to comply with listing standards on a continuing basis could lead to de-listing, which could impact the value of the Fund’s stock.

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

None.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

/s/ Russell Cleveland	August 14, 2007
Russell Cleveland, President and CEO (Principal Executive Officer)

/s/ Barbe Butschek	August 14, 2007
Barbe Butschek, Chief Financial Officer (Principal Financial Officer)