Form 10-Q
period 2007-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2007-11-13
CIK 919567

UNITED[KM1] STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ________ .

Commission file number: 0-20671
RENAISSANCE CAPITAL GROWTH& INCOME FUND III, INC.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No☑.

As of September 30, 2007, the issuer had 4,463,967 shares of common stock outstanding.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$5,791,569	$14,835,500
Investments at fair value, cost of $41,810,442
and $38,413,046 at September 30, 2007 and
December 31, 2006, respectively	39,548,567	43,642,143
Due from broker	644,091	—
Interest and dividends receivable	88,197	146,146
Prepaid and other assets	66,998	25,766

	$46,139,422	$58,649,555

LIABILITIES AND NET ASSETS

Liabilities:
Accounts payable	69,423	168,845
Due to broker	664,117	—
Accounts payable - affiliate	708,443	3,810,462
Taxes payable on behalf of stockholders	—	6,302,806
	1,441,983	10,282,113

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
20,000,000 shares; 4,673,867 issued;
4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	27,894,993	28,494,233
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	4,420,209	—
Net realized gain on investments retained	11,705,212	11,705,212
Net unrealized appreciation (depreciation) of investments	(2,261,875)	5,229,097

Net assets, equivalent to $10.01 and $10.84
per share at September 30,2007 and
December 31, 2006, respectively	44,697,439	48,367,442

	$46,139,422	$58,649,555

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

	September 30, 2007
	Interest Rate	Due Date	Cost	Fair (1) Value	% of Net Investments
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (3)	7.00%	01/19/08	$250,000	$250,000	0.63%

iLinc Communications, Inc. -
Convertible debenture (2)	12.00	03/29/12	500,000	500,000	1.26

Integrated Security Systems, Inc. -
Convertible promissory note (3)	6.00	09/30/07	400,000	400,000	1.02
Promissory note (3)	7.00	09/30/07	200,000	200,000	0.51
Promissory note (3)	8.00	09/30/07	525,000	525,000	1.33
Promissory note (3)	8.00	09/30/07	450,000	450,000	1.14
Promissory note (3)	8.00	11/06/07	175,000	175,000	0.44
Promissory note (3)	8.00	12/14/08	500,000	500,000	1.26

Pipeline Data
Convertible debenture	8.00	06/29/10	500,000	500,000	1.26

Simtek Corporation -
Convertible debenture (3)	7.50	06/28/09	700,000	1,288,637	3.26

			$4,200,000	$4,788,637	12.11%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	September 30, 2007
	Shares	Cost	Fair (1) Value	% of Net Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Advance Nanotech
Common stock	5,796	$11,199	$1,565	0.01

AuraSound, Inc.
Common stock	1,000,000	1,000,000	1,100,000	2.78

BPO Management Services, Inc.
Series D Preferred (3)	104,167	1,000,000	1,250,000	3.16

CaminoSoft Corp. -
Common stock (3)	5,275,000	5,275,000	460,124	1.16

Digital Learning Institute, Inc. -
Common stock (2)	166,666	12,500	16,000	0.04

eOriginal, Inc. -
Series A, preferred stock (3)	10,680	4,692,207	332,575	0.84
Series B, preferred stock (3)	25,646	620,329	798,616	2.02
Series C, preferred stock (3)	51,249	1,059,734	1,595,894	4.04
Series D, preferred stock (3)	16,057	500,000	500,015	1.26

Gaming & Entertainment Group -
Common stock (2)	612,500	550,625	18,375	0.05

Gasco Energy, Inc. -
Common stock	1,541,666	1,250,000	2,867,499	7.25

Global Axcess Corporation -
Common stock (2)	953,333	1,261,667	286,000	0.72

Hemobiotech, Inc. -
Common stock (2)	1,200,000	1,284,117	1,980,000	5.02

I2 Telecom -
Common stock	4,165,316	711,200	583,144	1.47

Integrated Security Systems, Inc. -
Common stock (3)	32,774,091	6,048,292	2,294,186	5.80
Series D convertible preferred stock (3)	187,500	150,000	13,125	0.03

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	September 30, 2007
			Fair (1)	% of Net
	Shares	Cost	Value	Investments
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Murdoch Security & Investigations, Inc.-
Common stock (2)	1,000,000	500,000	500,000	1.26

Narrowstep, Inc. -
Common stock (2)	4,000,000	1,000,000	2,160,000	5.46

Shea Development Corp. -
Common stock (3)	1,838,396	1,093,332	919,198	2.32

Simtek Corp. -
Common stock (3)	731,672	1,999,294	2,963,272	7.49

Symbollon Pharmaceuticals, Inc. -
Common stock (2)	607,143	500,000	540,357	1.37

Miscellaneous Eligible Securities (4)		-	311,951	0.79

		$30,519,496	$21,491,896	54.34%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	September 30, 2007
			Fair (1)	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Access Plans (Precis) -
Common stock (3)	890,500	$2,139,777	$1,317,940	3.33%

AdStar, Inc. -
Common stock	269,231	350,000	188,462	0.48

Asian Financial, Inc. -
Common stock (2)	130,209	500,000	500,000	1.26

Bovie Medical Corporation -
Common stock (2)	500,000	907,845	3,498,500	8.85

Comtech Group, Inc. -
Common stock	200,000	836,019	3,642,000	9.21

Chardan South China Acquisition Corp. -
Common stock	48,000	409,256	430,080	1.09

HLS Systems International, Ltd.-
Common stock	58,500	498,557	483,795	1.22

iLinc Communications, Inc. -
Common stock	23,266	13,908	14,658	0.04

Medical Action Industries, Inc. -
Common stock	30,150	237,209	713,349	1.80

Points International, Ltd. -
Common stock	900,000	492,000	1,557,000	3.94

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	September 30, 2007
			Fair (1)	% of Net
	Shares	Cost	Value	Investments
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	529,000	1.34

US Home Systems, Inc. -
Common stock	55,000	276,375	393,250	0.99

Miscellaneous Other Securities (4)		-	-	0.00

		7,090,946	13,268,034	33.55%

		$41,810,442	$39,548,567	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Restricted Securities (2)(3)		$34,794,719	$26,232,814	66.33%
Unrestricted Securities		$7,015,723	$13,003,802	32.88%
Other Securities (4)		$0	$311,951	0.79%

(1) Valued at fair value as determined by the Investment Adviser (Note 6).

(2) Restricted securities from a non-public company, or not fully registered, or held less than two years.

(3) Restricted securities due to having a director on issuer’s board.

(4) Includes Miscellaneous Securities, such as warrants and options.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

	December 31, 2006
	Interest	Due		Fair(1)	% of Net
	Rate	Date	Cost	Value	Investments
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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(unaudited)

	December 31, 2006
			Fair (1)	% of Net
	Shares	Cost	Value	Investments
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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	December 31, 2006
			Fair (1)	% of Net
	Shares	Cost	Value	Investments
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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	December 31, 2006
			Fair (1)	% of Net
	Shares	Cost	Value	Investments
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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	December 31, 2006
			Fair (1)	% of Net
	Shares	Cost	Value	Investments
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

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)
	Three Months Ended September 30,
	2007	2006
Income:
Interest income	$85,979	$125,296
Dividend income	106,209	232,992

	192,188	358,288

Expenses:
General and administrative	91,082	63,538
Legal and professional fees	66,348	140,140
Management fee to affiliate	196,411	237,776

	353,841	441,454

Net investment loss	(161,653)	(83,166)

Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation (depreciation)
of investments	(6,259,982)	(2,379,862)
Net realized gain on investments	2,386,440	874,823

Net loss on investments	(3,873,542)	(1,505,039)

Net loss	$(4,035,195)	$(1,588,205)

Net loss per share	$(0.90)	$(0.36)

Weighted average shares outstanding	4,463,967	4,463,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Income:
Interest income	$244,616	$244,630
Dividend income	386,696	347,037
Other income	14,587	19,954

	645,899	611,621

Expenses:
General and administrative	345,792	235,777
Interest expense	—	60,188
Legal and professional fees	274,685	483,288
Management fee to affiliate	624,662	723,239

	1,245,139	1,502,492

Net investment loss	(599,240)	(890,871)

Realized and unrealized gain (loss)
on investments:
Net change in unrealized appreciation (depreciation)
of investments	(7,490,972)	(17,533,952)
Net realized gain on investments	4,420,209	19,686,060

Net gain (loss) on investments	(3,070,763)	2,152,108

Net income (loss)	$(3,670,003)	$1,261,237

Net income (loss) per share	$(0.82)	$0.28

Weighted average shares outstanding	4,463,967	4,463,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
From operations:
Net investment loss	$(599,240)	$(890,871)
Net realized gain on investments	4,420,209	19,686,060
Net decrease in unrealized appreciation on investments	(7,490,972)	(17,533,952)

Net income (loss)	(3,670,003)	1,261,237

From distributions to stockholders:
Common stock dividends from realized
capital gains	—	(1,339,190)

Total decrease in net assets	(3,670,003)	(77,953)

Net assets:
Beginning of period	48,367,442	54,188,943

End of period	$44,697,439	$54,110,990

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,670,003)	$1,261,237
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operation activities:
Net decrease in unrealized depreciation on investments	7,490,972	17,533,952
Net realized gain on investments	(4,420,209)	(19,686,060)
Increase in due from broker	(644,091)	—
(Increase) decrease in interest and dividends receivable	57,949	(88,197)
(Increase) decrease in prepaid and other assets	(41,232)	90,677
Increase (decrease) in due from broker	664,117	(2,075,975)
Increase (decrease) in accounts payable	(99,422)	32,531
Decrease in accounts payable-affiliate	(3,102,019)	(1,377,226)
Decrease in taxes payable on behalf of stockholders	(6,302,806)	—
Purchase of investments	(6,012,549)	(2,984,342)
Proceeds from sale of investments	7,035,362	20,823,298

Net cash provided by (used in) operating activities	(9,043,931)	13,529,895

Cash flows from financing activities:
Cash dividends	—	(5,484,876)

Net increase (decrease) in cash
and cash equivalents	(9,043,931)	8,045,019

Cash and cash equivalents at beginning
of the period	14,835,500	8,396,052

Cash and cash equivalents at end of period	$5,791,569	$16,441,071

Cash paid during the period
Interest	$—	$60,188

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements
September 30, 2007

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
September 30, 2007

Federal income taxes payable on behalf of stockholders on realized gains that the Fund elects to retain are accrued and reflected as a tax expense paid on behalf of stockholders on the last day of the tax year in which such gains are realized.

In January 2007 the Fund adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Fund did not recognize any adjustments to the Fund’s financial statements as a result of the implementation of FIN 48.

The Texas franchise tax laws were changed in 2006, and the Fund became subject to the Texas Margin Tax, effective January 1, 2007.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of shares outstanding of 4,463,967 during the three and nine months ended September 30, 2007 and 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

Note 3 -	Due to/from Broker

The Fund conducts business with various brokers for its investment activities. The clearing and depository operations for the investment activities are performed pursuant to agreements with these brokers. “Due to broker” represents unsettled purchase transactions and “due from broker” represents unsettled sales transactions. The Fund is subject to credit risk to the extent the brokers are unable to deliver cash balances or securities, or clear security transactions on the Fund’s behalf. The Investment Adviser actively monitors the Fund’s exposure to these brokers and believes the likelihood of loss under those circumstances is remote.

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
September 30, 2007

Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under the Agreement is as follows:

The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter, each payment to be due as of the last day of the calendar quarter. The Fund incurred $624,662 and $723,239 for management fees during the nine months ended September 30, 2007 and 2006, respectively.

The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized capital gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year end. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained (see note 9), no incentive fee was recorded during the nine months ended September 30, 2007 and 2006. At December 31, 2006, the Fund had recorded an accounts payable of $3,136,699 for the 2006 incentive fee.

The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $144,122 and $49,977 during the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007 and December 31, 2006, the Fund had an accounts payable of $708,443 and $673,763, respectively, for the amount due for the fees and expense reimbursements disclosed above.

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

Investments

Investments are carried in the statements of assets and liabilities at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund’s Board of Directors. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible (at the discretion of the Fund) into the common stock of the issuer at a set conversion price. The common stock underlying these securities is generally unregistered and thinly to moderately traded, but is not otherwise restricted. Generally, the Fund negotiates registration rights at the time of purchase and the portfolio companies are required to register the shares within a designated period and the cost of registration is borne by the portfolio company. Interest on the convertible securities is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)
September 30, 2007

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

As of September 30, 2007 and December 31, 2006, the net unrealized appreciation (depreciation) associated with investments held by the Fund was $(2,261,875) and $5,229,097, respectively. As of September 30, 2007 and December 31, 2006, the Fund had gross unrealized gains of $13,621,493 and $18,216,541, respectively, and gross unrealized losses of $15,883,368 and $12,987,444, respectively.

Note 7 -	Restricted Securities

As indicated on the schedules of investments as of September 30, 2007 and December 31, 2006, the Fund holds investments in shares of common stock, the sale of which is restricted. These securities have been valued by the Investment Adviser (subject to the approval of the Board of Directors of the Fund) after considering certain pertinent factors relevant to the individual securities (See Note 6).

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)
September 30, 2007

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

As disclosed in Note 4, the Fund is obligated to pay to the Investment Advisor an incentive fee equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Advisor until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $3,029,156 and $3,643,308 as of September 30, 2007 and December 31, 2006, respectively.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)
September 30, 2007

Note 10 -	Financial Highlights - unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Net asset value, beginning of period	$10.84	$12.14

Net investment loss	(0.14)	(0.20)
Net realized and unrealized gain (loss) on investments	(0.69)	0.48

Total return from investment operations	(0.83)	0.28

Capital share transactions

Distribution:	—	(0.30)

Net asset value, end of period	$10.01	$12.12

Per share market value, end of period	$7.95	$11.61

Portfolio turnover rate	10.80%	6.40%

Nine month return (a)	(24.26)%	5.55%

Ratio to average net assets: (b)
Net investment loss	(1.26)%	(1.63)%
Expenses	2.61%	2.75%

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

(b)	Average net assets have been computed based on quarterly valuations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments  [KM2]

The following material portfolio transactions occurred during the quarter ended September 30, 2007:

Chardan South China Acquisition Corporation (OTCBB:CSCA): During the third quarter of 2007, the Fund bought 48,000 shares of common stock for $409,256.

China Security & Surveillance Technology, Inc. (OTCBB:CSCT): In the quarter ended September 30, 2007, the Fund sold 157,828 shares of common stock for $3,471,621, realizing a $2,882,080 gain.

HLS Systems International Limited (OTCBB:HLSYF): In the quarter ended September 30, 2007, the Fund bought 58,500 shares of common stock for $498,557.

i2 Telecom International, Inc. (OTCBB:ITUI): In the quarter ended September 30, 2007, the Fund converted 625 shares of Series D preferred stock into 3,125,000 shares of common stock. In addition, the Fund received 802,806 shares of common stock as a dividend on the Series D preferred stock.

Integrated Security Systems, Inc. (OTCBB:IZZI): In the third quarter of 2007, the Fund received 411,375 shares of common stock as payment in kind for interest on promissory notes held by the Fund.

Murdoch Security and Investigations, Inc. (Private): In the third quarter of 2007, the Fund paid $500,000 to purchase 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at $0.70 per share.

Narrowstep, Inc. (OTCBB:NRWS): In the third quarter of 2007, the Fund paid $1,000,000 to purchase 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock at $0.50 per share.

PracticeXpert, Inc. (OTCPK:PXPT): In the quarter ended September 30, 2007, the Fund sold 4,166,667 shares of common stock for $4,359, realizing a $495,641 loss.

Shea Development Corporation (OTCBB:SDLP): In the third quarter of 2007, the Fund received 401,202 shares of common stock related to a reorganization of the company.

Simtek Corporation (NASDAQ:SMTK): During the third quarter of 2007, the Fund received options to purchase 3,168 shares of common stock at $4.66 per share. The options were received in connection with Robert C. Pearson’s compensation as a member of Simtek’s board of directors.

Symbollon Pharmaceuticals, Inc. (OTCBB:SYMBA): During the third quarter of 2007, the Fund paid $250,000 to purchase 357,143 shares of common stock and warrants to purchase 357,143 shares of common stock at $1.00 per share.

Results of Operations for the Three Months Ended September 30, 2007

For the quarter ended September 30, 2007, the Fund had a net investment loss of $166,653 compared to a net investment loss of $83,166 for the third quarter of 2006. This change was due in part to a decrease in investment income from $358,288 for the third quarter of 2006 to $192,188 for the comparable period of 2007. The decrease in investment income was primarily attributable to a reduction in dividend income earned in 2007 and a reduction in interest income earned on cash and cash equivalent investments.

Expenses decreased from $441,454 for the quarter ended September 30, 2006 to $353,841 for the third quarter of 2007. General and administrative expenses increased for the third quarter of 2007 to $91,082 from $63,538 for the third quarter of 2006 primarily due to increases related to shareholder relations expense in 2007. Legal and professional fees decreased from $140,140 for the third quarter of 2006 to $66,348 in the same period in 2007 as a result of a reduction in legal and consulting services during the third quarter of 2007. Management fees decreased from $237,776 for the third quarter of 2006 to $196,411 for the third quarter of 2007 as a result of a decline in net asset values as of September 30, 2007.

The net change in unrealized appreciation (depreciation) of investments decreased $6,259,982 for the quarter ended September 30, 2007 compared to the decrease of $2,379,862 for the quarter ended September 30, 2006. This change is primarily due to declining market values of portfolio investments at the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, and the realization of gains or losses upon disposition of investments.

Net realized gains increased from $874,823 for the quarter ended September 30, 2006 to $2,386,440 for the same period in 2007. The Fund’s investment disposals during the quarter ended September 30, 2007 resulted in more realized capital gains than in the corresponding quarter of 2006. This is primarily attributed to the realized gain made in the China Security & Surveillance Technology, Inc. holdings during the quarter ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2007

For the nine months ended September 30, 2007, the Fund experienced net investment loss in the amount of $599,240, compared to a net investment loss in the amount of $890,871 for the same nine-month period in 2006. This change was due in part to an increase in investment income from $611,621 for the nine months ended September 30, 2006 to $645,899 for the comparable period of 2007. This increase in investment income was primarily attributable to more dividends being earned in 2007. Dividend income for the nine-month period ended September 30, 2007 was $386,696 versus $347,037 for the same period in 2006 as a result of dividends earned on portfolio investments during the nine-month period in 2007.

Expenses decreased from $1,502,492 for the nine months ended September 30, 2006 to $1,245,139 for the same period in 2007. General and administrative expenses increased from $235,777 in the nine months ended September 30, 2006, to $345,792 for the same period in 2007, primarily due to listing fees for the American Stock Exchange and expenses related to shareholder relations, primarily offset by a reduction in printing and insurance expenses in 2007. Legal and professional fees also decreased from $483,288 for the nine months ended September 30, 2006 to $274,685 for the nine months ended September 30, 2007 as a result of a reduction in legal and consulting services during the nine months ended September 30, 2007. Management fees decreased from $723,239 for the nine months ended September 30, 2006, to $624,662 for the same period in 2007, due to a decline in net asset values in 2007.

The net change in unrealized appreciation (depreciation) of investments was a decrease of $7,490,972 for the nine months ended September 30, 2007 compared to $17,533,952 for the nine months ended September 30, 2006. This change was due to market values of portfolio investments at the period end and the realization of gains or losses upon disposition of investments.

Net realized gains decreased from $19,686,060 for the nine months ended September 30, 2006 to $4,420,209 for the same period in 2007. The Fund’s realized investment transactions during the nine months ended September 30, 2007 resulted in less realized capital gains than in the corresponding nine-month period of 2006. This is primarily attributed to the significant realized gain made in the disposition of Laserscope holdings during the nine months ended September 30, 2006.

Liquidity and Capital Resources

Net assets decreased $3,670,003 during the nine month period from $48,367,442 at December 31, 2006, to $44,697,439 at September 30, 2007. This decrease is primarily attributable to the net realized gains being offset by the net unrealized losses on investments and the net investment loss for the nine-month period ended September 30, 2007.

At the end of the third quarter of 2007, the Fund had cash and cash equivalents of $5,791,569 versus cash and cash equivalents of $14,835,500 at December 31, 2006. This decrease is primarily attributable to taxes paid on behalf of stockholders, cash used for new investments, and payments of certain liabilities. The Fund’s interest and dividends receivable decreased from $146,146 at December 31, 2006 to $88,197 at September 30, 2007, due primarily to the receipt of interest payments and the reduction of dividend income on short-term investment balances during 2007.

Accounts payable decreased from $168,845 at December 31, 2006 to $69,423 at September 30, 2007 primarily due to payments being made during the nine-month period of 2007. Finally, accounts payable to affiliate decreased from $3,810,462 at December 31, 2006 to $708,443 at September 30, 2007, reflecting the payments of the incentive fee, and management fees for 2006 payable to the Fund’s investment adviser.

During the nine months ended September 30, 2007, the Fund did not declare or pay dividends to shareholders.

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

Contractual Obligations

The Fund has a contract for the purchase of services under which it will have future commitments: the Investment Advisory Agreement, pursuant to which RENN Capital Group, Inc. has agreed to serve as the Fund’s investment adviser. Such Agreement has contractual obligations with fees which are based on values of the portfolio investments which the Fund owns. For further information regarding the Fund’s obligations under the Investment Advisory Agreement, see Note 4 of the Financial Statements.

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

Item 4. Controls and Procedures.

The Fund has in place systems relating to disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the 1934 Act). Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of our quarter ended September 30, 2007 in connection with the preparation of this report. They concluded that the controls and procedures were effective and adequate at that time. There were no significant changes in the Fund’s internal controls over financial reporting during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s control over financial reporting.

PART II. OTHER INFORMATION

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

We May be Unable to Participate in Certain Investment Opportunities. As a Business Development Company, we are required to invest at least 70% of our assets directly in Eligible Portfolio Companies. Currently less than 70% of our assets are in Eligible Portfolio Companies, and, therefore, we will be unable to make new investments in companies that are not considered Eligible Portfolio Companies until we are above the 70% threshold.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

/s/ Russell Cleveland	November 13, 2007
Russell Cleveland, President and CEO (Principal Executive Officer)

/s/ Barbe Butschek	November 13, 2007
Barbe Butschek, Chief Financial Officer (Principal Financial Officer)