Form 10-K
period 2007-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2008-03-27
CIK 919567

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2007 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 33-75758

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.
(Exact name of Registrant as specified in its charter)

Texas	75-2533518
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 210, LB 59, 8080 North Central Expressway, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 891-8294

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common	American Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of such the Registrant’s Common Stock as of June 29, 2007, was $36,082,059. As of March 24, 2008, there were 4,463,967 shares of Registrant’s Common Stock outstanding.

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

The investment objective of the Fund is to provide its stockholders long-term capital appreciation by investing primarily in privately placed convertible securities and equity securities of emerging growth companies.

RENN Capital Group, Inc. (“RENN Group” or the “Investment Adviser”), a Texas corporation, serves as the Investment Adviser to the Fund. In this capacity, RENN Group is primarily responsible for the selection, evaluation, structure, valuation, and administration of the Fund’s investment portfolio, subject to the supervision of the Board of Directors. RENN Group is a registered investment adviser under the Investment Advisors Act of 1940, as amended (the “Advisors Act”).

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

Generally, investments are, and will continue to be, in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the “1934 Act”), or companies that in the opinion of the Investment Adviser have the ability to effect a public offering within three to five years. The Fund generally invests in privately placed convertible preferred stock, common stock, and warrants and debentures of a company to be held in the Fund’s portfolio (“Portfolio Company”). The convertible preferred stock, warrants and debentures securities typically are convertible into, or exchangeable for, the common stock of the Portfolio Company. While such common stock of the Portfolio Company may be publicly traded, the common stock acquired by the Fund is often unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act of 1933, as amended (the “1933 Act”), or after registration pursuant to the 1933 Act. Typically, the Fund receives registration rights for shares to be registered within a certain period of time. The Fund also purchases shares of small and micro-cap issuers in the open markets. These shares are freely tradable and have no restrictions on resale.

From inception through December 31, 2007, the Fund had made investments in eighty-four (84) different Portfolio Companies having an aggregate cost of $106,144,160. At December 31, 2007, the Fund had active investments in thirty-seven (37) Portfolio Companies. The Fund does not focus on particular industry segments. Instead, the Fund makes investment decisions using a bottom-up analysis of the potential Portfolio Company, with no predetermined industry bias.

Under the provisions of the 1940 Act, a Business Development Company generally is required to invest at least 70% of its assets directly in “Eligible Portfolio Companies” and temporary investments in “cash items” pending other investments. The term “Eligible Portfolio Company” generally includes any issuer that (1) is organized under the laws of, and has its principal place of business in, any U.S. state or states; (2) is not an investment company and (3) does not have any class of securities listed on a national securities exchange. The Fund determines whether any prospective investment is an Eligible Portfolio Company at the time the investment is made, and the calculation of the requisite percentage is also made at that time and is based on the most recent valuation of the Fund’s assets. Under the 1940 Act, a Business Development Company may invest up to 30% of its funds in companies that do not qualify as Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets in the securities of Eligible Portfolio Companies, then the Fund will be prohibited from making investments in companies that are not Eligible Portfolio Companies until such time as the percentage of eligible investments again are at least equal to the 70% threshold.

Pending investment in securities of Eligible Portfolio Companies or other Portfolio Companies, the Registrant’s funds are invested in short-term investments consisting primarily of cash or U.S. Government and agency obligations.

At December 31, 2007, the Fund’s investment assets were classified by amount as follows:

		Percentage
Classification	Value	of Net Assets
Investments in Eligible Portfolio	$23,553,371	62.38%
Companies (including cash and
cash equivalents, net of liabilities)
Other Portfolio Investments	14,205,777	37.62

	$37,759,148	100.00%

As of December 31, 2007, the Fund was in compliance with the sections of the 1940 Act that address Eligible Portfolio Companies.  However, the Fund will not be permitted to make additional investments in companies that are not Eligible Portfolio Companies until such time as the percentage of eligible investments are at least equal to the 70% threshold.  The Fund’s ability to make additional investments in Eligible Portfolio Companies remains unrestricted.

INVESTMENT OBJECTIVE

The investment objective of the Fund is to provide its stockholders with long-term capital appreciation by investing primarily in privately placed convertible debt and equity securities of emerging growth public companies. The Fund seeks to provide returns to stockholders through cash dividends of net investment income and through distributions of realized gains.

GENERAL INVESTMENT POLICIES

The Fund invests in the securities of emerging growth companies that are generally not available to the public and which typically require substantial financial commitment. An “emerging growth company” is generally considered to have the following attributes: (1) either a publicly held company with a relatively small market capitalization or a privately held company; (2) an established operating history but of a limited period so as to not have fully developed its market potential for the products or services offered; and (3) a provider of a new or unique product or service that allows the company an opportunity for exceptional growth. Emerging growth companies typically require non-conventional sources of financing because the extent and nature of the market for their products or services is not fully known. Consequently, there is uncertainty as to the rate and extent of growth and also uncertainty as to the capital and human resources required to achieve the goals sought.

With respect to investments in emerging growth companies, the Fund emphasizes investing in convertible debentures or convertible preferred stock of publicly held companies that the Fund anticipates will be converted into common stock and registered for public sale within three to five years after the private placement. In addition, the Fund invests in privately placed common stock of publicly traded issuers that are initially restricted from trading. To a lesser extent, the Fund may participate in bridge financings in the form of loans or other preferred securities which are convertible into common stock of the issuer or issued together with equity participation, or both, for companies which the Fund anticipates will complete a stock offering or other financing within a year from the date of the investment. The Fund may also make bridge loans, either secured or unsecured, intended to carry the borrower to a private placement or an initial public offering, or to a merger, acquisition, or other strategic transaction.

Generally, the debt securities of Portfolio Companies have an initial fixed term of five to seven years, with no amortization of the principal amount for the initial two to three years. Further, privately-placed investments in Portfolio Companies will be individually negotiated, non-registered for public trading, and will be subject to legal and contractual investment restrictions. Accordingly, the Fund’s securities of Portfolio Companies are generally considered non-liquid.

The Fund has no fixed policy concerning the types of businesses or industry groups in which it may invest or as to the amount of funds that it will invest in any one issuer. However, the Fund will generally seek to limit its investment in securities of any single Portfolio Company to approximately 15% of the Portfolio Company’s net assets at the time of the investment.

In the event the Fund elects to participate as a member of the Portfolio Company’s Board of Directors, either through advisory or full membership, the Fund’s nominee to the board will generally be selected from among the officers of RENN Group. When, at the discretion of RENN Group, a suitable nominee is not available from among its officers, RENN Group will select, as alternate nominees, outside consultants who have prior experience as an independent outside director of a public company. At December 31, 2007, officers of the Fund served as directors of nine of the Fund’s portfolio companies. The Fund makes available significant managerial assistance to its portfolio companies through participating in discussions with management and review of various management reports.

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

1)	it does not have any class of securities listed on a national securities exchange; or

2)	it has no class of securities on which a broker, dealer or national exchange member will extend credit; or

3)
it is controlled by a BDC (singly or in a group), in general terms, by virtue of the BDC’s ownership of 25% or more of the company’s voting securities and having a representative of the BDC on the company’s board of directors; or

4)	it has total assets of not more than $4 million and capital and surplus of not less than $2 million.

“Eligible Portfolio Companies” are, generally, those companies that, while being publicly held, might not have or do not have a broad-based market for their securities, or the securities that they wish to offer are restricted from public trading until registered. The Fund provides or offers to provide managerial assistance, and in certain circumstances contracts for the right to have a designee of the Fund elected to the board of directors of the Portfolio Company, or be designated as an advisory director. While these are the Fund’s general policies, the application of these policies, of necessity, varies with each investment situation.

1940 ACT REQUIREMENTS

The BDC election exempts the Fund from some provisions of the 1940 Act. However, except for those specific provisions, the Fund will continue to be subject to all provisions of the 1940 Act not otherwise exempted, including the following:

•	restrictions on the Fund from changing the nature of the Fund’s business so as to cease to be, or to withdraw its election as, a BDC without the majority vote of the shares outstanding;

•	restrictions against certain transactions between the Fund and affiliated persons;

•	restrictions on issuance of senior securities;

•	compliance with accounting rules and conditions as established by the SEC, including annual audits by independent accountants;

•	compliance with fiduciary obligations imposed under the 1940 Act; and

•
requirement that the stockholders ratify the selection of the Fund’s independent public accountants and the approval of the Fund’s Advisory Agreement with the Investment Adviser or similar contracts and amendments thereto.

CO-INVESTMENTS WITH ADVISER-AFFILIATED FUNDS

In accordance with the conditions of an exemptive order of the SEC permitting co-investments (the “Co-investment Order”), many of the Fund’s acquisitions and dispositions of investments are made in joint participation with funds that are also advised or managed by RENN Group (“Adviser-Affiliated Funds”).

The Co-investment Order provides that the Investment Adviser will review private placement investment opportunities on behalf of the Fund, including investments being considered on behalf of its Adviser-Affiliated Funds. If the Investment Adviser determines that any such investment is an eligible co-investment opportunity, the Fund must be offered the opportunity to invest in such investment in an amount recommended by the Adviser. Securities purchased by the Fund in a co-investment transaction with Adviser-Affiliated Funds will consist of the same class of securities and will have the same rights, price, terms and conditions. Any such co-investment transaction must be approved by the Fund’s Board of Directors, including a majority of its independent directors. The Fund will not make any direct investment in the securities of any issuers in which the other Adviser-Affiliated Funds, already hold an interest, except for follow-on investments in entities under a previous co-investment in which the Fund also participated. To the extent that the amount of a follow-on investment opportunity is not based on the amount of the Fund’s and the Adviser-Affiliated Funds’ initial investments, the relative amount of investment by the Adviser-Affiliated Funds and the Fund will be based on the ratio of the Fund’s remaining funds available for investment to the aggregate of the Fund’s and the Adviser-Affiliated Funds’ remaining funds available for investment.

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

The Advisory Agreement is further subject to the 1940 Act, which requires that the Advisory Agreement, in addition to having to be initially ratified by the holders of a majority of the outstanding shares of the Fund, must precisely describe all compensation to be paid to RENN Group, must be approved annually by a majority vote of the Board of Directors of the Fund, may be terminated without penalty on at least 60 days notice by a vote of the holders of a majority of the outstanding shares of the Fund or by the vote of the Funds’ directors or the Adviser, and must automatically terminate in the event of assignment.

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

FUND PORTFOLIO INVESTMENTS

At December 31, 2007, the Fund had active investments in the following companies:

Access Plans USA, Inc. (Nasdaq:AUSA)
4929 West Royal Lane, Irving, TX 75063

Access Plans USA, Inc. develops and distributes various health insurance products and non-insurance health care discount programs to individuals, families, affinity groups and employer groups in the United States.

At December 31, 2007, the Fund owned a total of 890,500 shares of the company’s common stock, options to purchase 3,659 shares of common stock at $2.30 per share and options to purchase 2,439 shares of common stock at $2.25 per share. These securities have a cost basis of $2,139,777.

AdStar, Inc. (Nasdaq:ADST)
4553 Glencoe Avenue, Suite 300, Marina del Rey, CA 90292

AdStar, Inc. provides technology services to the classified advertising industry in the United States. It offers services using its proprietary software that electronically connects advertisers with newspaper publishing systems, as well as online advertising formats. The company enables professional advertising agencies, businesses, and individuals to send ads to publishers electronically.

During the fourth quarter of 2007, the Fund sold 15,731 shares of common stock for $7,014, recognizing a loss of $12,266.

At December 31, 2007, the Fund owned 253,500 shares of common stock in the company, having a cost basis of $330,718.

Advance Nanotech, Inc. (OTCBB:AVNA)
600 Lexington Avenue, 29th Floor, New York, New York 10022

Advance Nanotech, Inc. engages in the acquisition and commercialization of nanotechnologies in the areas of homeland security and display.

In the second quarter of 2007, the Fund sold 165,000 shares of common stock for $64,154, recognizing a loss of $254,647.

At December 31, 2007, the Fund owned 5,796 shares of common stock and warrants to purchase 82,500 shares of common stock. These securities have a cost basis of $11,199.

Asian Financial, Inc. (Duoyuan Digital Printing Technology) (Private)
No. 3 Jinyuan Road, Daxing District Industrial Development Zone, Beijing, China, 102600

Duoyuan Digital Printing Technology engages in the design, development, and manufacture of offset printing equipment and solutions in the People’s Republic of China. Duoyuan Digital Printing Technology is in the process of going through a reverse merger with a public shell known as Asian Financial, Inc.

At December 31, 2007, the Fund owned 130,209 shares of common stock in the company, having a cost basis of $500,000.

Bovie Medical Corporation (AMEX:BVX)
734 Walt Whitman Road, Melville, NY 11747

Bovie Medical Corporation engages in the manufacture and marketing of medical products and the development of related technologies. The company offers electrosurgery products, which include desiccators, generators, electrodes, electrosurgery pencils, and various ancillary disposable products used in surgery for the cutting and coagulation of tissue, Bovie/Aaron 800 and 900 High Frequency Desiccators, which are designed for dermatology and plastic surgery for removing small skin lesions and growths, Bovie/Aaron 950 that is developed for outpatient surgical procedures used in various specialties, including dermatology, gynecology, and plastic surgery, Bovie/Aaron 1250, an electrosurgery generator, and Bovie/Aaron 2250/IDS 300, which is a multipurpose digital electrosurgery generator for the surgi-center market.

At December 31, 2007, the Fund owned 500,000 shares of common stock in the company, having a cost basis of $907,844.

BPO Management Services, Inc. (AMEX:BVX)
1290 North Hancock Street, Suite 202, Anaheim, CA 92807

BPO Management Services, Inc. provides business process outsourcing (BPO) services in the United States and Canada. It offers a range of services, including human resources, information technology, enterprise content management, and finance and accounting to support the back-office functions of middle-market enterprises on an outsourced basis.

In the quarter ended June 30, 2007, the Fund bought 104,167 shares of Series D preferred stock for $1,000,000 ($9.60 per share). Such shares are convertible into 1,666,667 common shares. The Fund also received warrants to purchase 833,334 shares and 1,666,667 shares of common stock at $0.90 per share and $1.25 per share, respectively. Additionally, the Fund received a J warrant, which gives the Fund the right to purchase 104,167 shares of Series D-2 preferred stock at $14.40. Such shares are convertible into 1,666,667 common shares. If the J warrant is exercised, the Fund will receive warrants to purchase another 833,334 shares and 1,666,667 shares of common stock at $1.35 per share (C warrants) and $1.87 (D warrants) per share, respectively.

During the fourth quarter of 2007, the Fund agreed to exercise half of the J warrant at $0.60 per share rather than $0.90 per share. In addition, the strike price on half of the C warrants was reset to $0.01 and the strike price on half of the D warrants was reset to $1.10. This transaction required a cash outlay of $500,000.

At December 31, 2007, the Fund owned 104,167 shares of Series D preferred stock. Such shares are convertible into 1,666,667 common shares. The Fund also held warrants to purchase 833,334 shares and 1,666,667 shares of common stock at $0.90 per share and $1.25 per share, respectively. In addition, the Fund owned 52,084 shares of Series D-2 preferred stock. The Fund held a J warrant to purchase another 52,084 shares of Series D-2 preferred stock. If the J warrant is exercised, the Fund will receive a C warrant to purchase 416,667 shares of common stock at $1.35 per share and 416,667 shares of common stock at $0.01. Additionally, if the J warrant is exercised, the Fund will receive a D warrant to purchase 833,334 shares of common stock at $1.87 per share and 833,334 shares of common stock at $1.10 per share.

CaminoSoft Corporation (OTC:CMSF)
600 North Hampshire Road, Suite 105, West Lake Village, CA 91361

CaminoSoft Corp. engages in the development and marketing of enterprise data management software for small and medium-sized organizations. It offers software solutions that store, manage, and safeguard data created in a business and application settings.

At December 31, 2007, the Fund held a $250,000 promissory note. The Fund also owned 3,539,414 shares of common stock in the company having a basis of $5,275,000. Additionally, the Fund owned warrants to purchase 1,602,779 shares common at exercise prices ranging from $0.53 per share to $1.11 per share, with varying expiration dates, and options to purchase 94,200 shares common with strike prices ranging from $0.41 per share to $0.61 per share.

Chardan South China Acquisition Corporation (OTCBB:CSCA)
625 Broadway, Suite 1111, San Diego, CA 92101

Chardan South China Acquisition Corporation is an engineering company, providing design, construction, and installation services for distributed power generation and micro power networks in China. Subsequent to December 31, 2007, the company changed its name to A-Power Energy Generation Systems, Ltd. (Nasdaq:APWR).

During the third quarter of 2007, the Fund purchased 48,000 shares of common stock for $409,256.

At December 31, 2007, there was no change in the Fund’s ownership in these securities.

Comtech Group, Inc. (Nasdaq:COGO)

Room 1001 Tower C Skyworth Building High-Tech Industrial Park Nanshan, Shenzhen, China 518057

Comtech Group, Inc. provides customized module design solutions to electronic manufacturers in China.

During the second quarter of 2007, the Fund sold 100,000 shares of common stock for $1,869,947, realizing a gain of $1,519,947.

At December 31, 2007, the Fund held 200,000 shares of the company’s common stock, with a cost basis of $836,019.

eOriginal, Inc. (Private)
351 West Camden Street, Suite 800, Baltimore, MD 21201

eOriginal, Inc. has a patented process for creating, executing, storing and retrieving legal documents in an electronic format.

At December 31, 2007, the Fund owned 10,680 shares of Series A Convertible Preferred Stock; 25,646 shares of Series B Convertible Preferred Stock; 51,249 shares of Series C Convertible Preferred Stock; 36,711 shares of Series D Convertible Preferred Stock; warrants to purchase 2,258 shares of Series A Convertible Preferred Stock at an exercise price of $16.12 per share and warrants to purchase 14,861 shares of common stock at exercise prices ranging from $16.12 to $20.97 per share. The aggregate cost basis is $6,872,270.

Gaming & Entertainment Group, Inc. (OTCPK:GMEI)
16821 Escalon Drive, Encino, CA 91436

Gaming & Entertainment Group, Inc. engages in the development, commercialization, and licensing of software for amusement and gaming machines for the United Kingdom and European gaming markets.
During the fourth quarter of 2007, the Fund sold 500,000 shares of common stock for $4,722, realizing a loss of $495,278.

At December 31, 2007, the Fund owned 112,500 common shares having a cost of $50,625.

Gasco Energy, Inc. (AMEX:GSX)
14 Inverness Drive East, Suite H-236, Englewood, CO 80112

Gasco Energy, Inc. operates as a natural gas and petroleum exploration, development and production company in the western United States.

During the fourth quarter of 2007, the Fund sold 766,080 shares of common stock for $1,745,851, realizing a gain of $961,202.

At December 31, 2007, the Fund owned 775,586 shares of common stock having a cost of $465,352. The fund also held options to buy 18,750 shares of the company’s common stock at exercise prices ranging from $1.00 to $2.15.

Global Axcess Corporation (OTCBB:GAXC)
14 Inverness Drive East, Suite H-236, Englewood, CO 80112

Global Axcess Corporation owns and operates automated teller machines (ATM) with locations primarily in the eastern and southwestern United States.

At December 31, 2007, the Fund owned 953,333 shares of common stock having a cost basis of $1,261,667 and warrants to purchase 1,486,667 shares of common stock at prices ranging from $1.75 per share to $5.00 per share.

Hemcure, Inc. (AuraSound) (OTCBB:HMCU)
11839 East Smith Avenue, Santa Fe Springs, CA 70670

Hemcure, Inc. engages in the development, commercialization and sale of audio products, sound systems and audio components using its patented and proprietary electromagnetic technology. Its products include micro-audio speakers, speaker component products, such as loudspeaker transducers and home and pro audio products, including home audio systems, home theater systems and subwoofers.

In the quarter ended June 30, 2007, the Fund bought 1,000,000 shares of common stock for $1,000,000. The Fund also received warrants to purchase 1,000,000 shares of common stock at $1.50 per share. Additionally, the Fund received a J warrant, which gives the Fund the right to purchase 370,370 shares of common stock at $1.35. If the J warrant is exercised, the Fund will receive warrants to purchase another 370,370 shares of common stock at $1.50 per share. AuraSound completed a reverse merger with Hemcure, Inc.

At December 31, 2007, there was no change in the Fund’s ownership of these securities.

Hemobiotech, Inc. (OTCBB:HMBT)
5001 Spring Valley Road, Suite 1040 West, Dallas, TX 75244

Hemobiotech, Inc. is a biopharmaceutical company engaged in the research and development of human blood substitute technology licensed from Texas Tech University Health Science Center School of Medicine (TTUHSC) in Texas. It focuses primarily on the production of HemoTech, an oxygen-carrying solution that performs like red blood cells.

At December 31, 2007, the Fund owned 1,200,000 shares of common stock. The stock had a cost basis of $1,284,117.

HLS Systems International, Inc. (OTCBB:HLSYF)
625 Broadway, Suite 1111, San Diego, CA 92101

HLS Systems International, Inc. operates as a holding company for Beijing HollySys Company Ltd. and Hangzhou HollySys Automation Co., Ltd. Those companies manufacture and market industrial automation and control systems.

During the third quarter of 2007, the Fund bought 58,500 shares of common stock for $498,557.

At December 31, 2007, there was no change in the Fund’s ownership of these securities.

i2Telecom International, Inc. (OTCBB:ITUI)
1200 Abernathy Road, Suite 1800, Atlanta, GA 30328

i2Telecom International, Inc. provides telecommunications services employing voice over Internet protocol (VoIP) technology.

At December 31, 2007, the Fund owned 4,165,316 shares of common stock and warrants to purchase 78,125 shares of common stock at $0.20 per share. These securities had a cost basis of $711,200.

iLinc Communications, Inc. (AMEX:ILC)
2999 North 44th Street, Suite 650, Phoenix, AZ 85018

iLinc Communications, Inc. provides Web conferencing and audio conferencing software and services.

At December 31, 2007, the Fund owned a total of 23,266 shares of common stock having a cost basis of $13,908. In addition, the Fund owned a $500,000 12% Convertible Subordinated Note convertible into ILC common at a rate of $1.00 per share.

Integrated Security Systems, Inc. (OTCBB:IZZI)
2009 Chenault Drive, Suite 114, Carrollton, TX 75006

Integrated Security Systems, Inc. engages in the design, development, manufacture, distribution and servicing of security and traffic control products used in the commercial, industrial and government sectors.

In the second and fourth quarters of 2007, the Fund invested 750,000 in 8% convertible promissory notes.

At December 31, 2007, the Fund owned $1,650,000 of promissory notes, $500,000 of 8% convertible promissory notes, $400,000 of 6% convertible promissory notes, 7,500 shares of 9% preferred stock, convertible at $0.80 per share, with a cost basis of $150,000, 32,909,091 shares of common stock with a cost basis of $6,061,792, options to purchase 7,069 shares of common stock, warrants to purchase 514,706 shares of common stock at $0.34 per share and warrants to purchase 250,000 shares of common stock at exercise price of $0.40 per share.

Medical Action Industries, Inc. (Nasdaq:MDCI)
800 Prime Place, Hauppauge, NY 11788

Medical Action Industries, Inc. develops, manufactures, markets and distributes a variety of disposable medical products.

At December 31, 2007, the Fund owned a total of 30,150 shares of MDCI common stock having a cost basis of $237,209.

Murdoch Security & Investigations, Inc. (Private)
2777 Summer Street, Stamford, CT 06905

Murdoch Security & Investigations, Inc. is a full service security company providing uniformed guard services and other custom security solutions to private and public sector clients throughout the northeastern United States.

During the third and fourth quarters of 2007, the Fund bought 2,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock at $0.70 per share for a total of $1,000,000.

At December 31, 2007, was no change in the Fund’s ownership of these securities.

Narrowstep, Inc. (OTCBB:NRWS)
202 Carnegie Center, Suite 101, Princeton, NJ 08540

Narrowstep, Inc. operates in the field of Internet-based video content delivery. The company develops, produces, transmits, and manages streaming video broadcasts via the Internet and television (TV) channels in Europe, Asia and the United States.

During the third quarter of 2007, the Fund bought 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock at $0.50 for $1,000,000.

At December 31, 2007, was no change in the Fund’s ownership of these securities.

Nutradyne Group, Inc. (OTCBB:NTRG)
927 Canada Court, City of Industry, CA 91748

Nutradyne Group, Inc. offers wholesale distribution of medicines in China. The company also operates retail pharmacy stores. The company’s products include traditional Chinese medicines, traditional Chinese medical teas, chemical pharmaceutics preparation, natural health products, healthy food, cosmetics and medical equipment. It owns and operates 14 retail medical stores in China. This company was formerly known as Digital Learning Institute, Inc.

At December 31, 2007, the Fund held 13,917 shares of the company’s common stock, with a cost basis of $12,500.

PetroHunter Energy Corporation (OTCBB:PHUN)
1875 Lawrence Street, Suite 1400, Denver, CO 80202

PetroHunter Energy Corporation engages in the exploration and production of oil and gas properties. It owns interest in the Buckskin Mesa project comprising 20,000 net acres in Rio Blanco County, the Piceance II project consisting of 27 producing nonoperated wells and 16 nonproducing operated wells, the South Bronco project and the Gibson Gulch project, Colorado. The company also holds various interests in Australia, including the Beetaloo project comprising 7 million net contiguous acres and the Northwest Shelf project, which consists of an exploration permit with 20,000 acres in Western Australia.

During the fourth quarter of 2007, the Fund bought a $1,000,000 8.5% convertible debenture issued by PetroHunter. In connection with that purchase, the Fund also received warrants to purchase 6,666,667 shares of common stock at $0.255 per share.

At December 31, 2007, there was no change in the Fund’s ownership of these securities.

Pipeline Data, Inc. (OTCBB:PPDA)
1515 Hancock Street Suite 301, Quincy, MA 02169

Pipeline Data, Inc. provides merchant payment processing services and related software products in the United States. The Company delivers credit and debit card-based payment processing solutions primarily to small to medium-sized merchants that operate in physical ‘brick and mortar’ business environments, over the Internet, or in mobile or wireless settings through cellular-based wireless devices.

At December 31, 2007, the Fund held a $500,000 8% convertible debenture and warrants to purchase 150,000 shares of common stock at $1.40 per share.

Points International Ltd. (OTCBB:PTSEF)
179 John Street 8th Floor, Toronto, ON, Canada M5T 1X4

Points International, Ltd. owns and operates Points.com, an online loyalty program management portal that enables consumers to earn, buy, share, redeem, and swap and redeem miles and points with various loyalty programs and retail partners.

During the first quarter of 2007, the Fund bought 100,000 shares of common stock for $64,000.

At December 31, 2007, the Fund owned a total of 900,000 shares of common stock having a cost basis of $492,000.

Shea Development Corporation (Nasdaq:SDLP)
1351 Dividend Drive, Suite G, Marietta, GA 30067

Shea Development Corporation provides business process management (BPM) software solutions and service offerings in the United States and internationally. It offers custom programming services to build configurable enterprise software solutions for revenue and financial management systems, enterprise application integration, user-interface frameworks, middle-tier frameworks, military and commercial modeling and simulation, and military C3 Centers (Command, Control, and Communications). After December 31, 2007, this company changed its name to Riptide Worldwide, Inc. (OTCBB:RTWW).

At December 31, 2007, the Fund owned 1,838,396 shares of the company’s common stock having a cost basis of $1,093,332.

Silverleaf Resorts, Inc. (Nasdaq:SVLF)
1221 River Bend Drive, Suite 120, Dallas, TX 75247

Silverleaf Resorts, Inc. engages in the development, marketing and operation of timeshare resorts in the United States. It operates resorts under the brands ‘getaway resorts’ and ‘destination resorts’. The company markets and sells vacation intervals in its resorts, which also offer amenities, such as fishing, boating, horseback riding, swimming, tennis and golf.

During the first quarter of 2007, the Fund bought 100,000 shares of common stock for $430,000.

At December 31, 2007, the was no change in the Fund’s ownership of these securities.

Simtek Corporation (Nasdaq:SMTK)
4250 Buckingham Drive Suite 100, Colorado Springs, CO 80907

Simtek Corporation, a fabless semiconductor company, engages in the design and marketing of re-programmable, nonvolatile semiconductor memory products.

At December 31, 2007, the Fund owned $700,000 in 7.5% convertible debentures having a conversion rate of $2.20 per share and 731,672 shares of common stock having a basis of $1,999,294. The Fund also owned warrants to purchase 59,242 shares, 8,588 of which are convertible at $3.30 per share, 12,500 at $12.50 per share, 12,500 at $15.00 per share, 6,667 at $5.00 per share and 18,987 at $5.40 per share. Finally, the fund held options to purchase 7,078 shares at prices ranging from $1.65 per share to $11.60 per share.

Symbollon Pharmaceuticals, Inc. (Nasdaq:SMTK)
37 Loring Drive, Framingham, MA 01702

Symbollon Pharmaceuticals, Inc. is engaged in the development of iodine-based products for infection control and treatment in biomedical and bio-agricultural industries. The company develops proprietary iodine technology that enhances the therapeutic index of iodine that has applications in women’s healthcare and infection control. The company also develops IodoZyme, a bovine teat sanitizer product and IoGen, an oral dosage for the prevention and treatment of certain female health problems, including various types of premenopausal breast cancer, fibrocystic breast disease and endometriosis.

In the third quarter of 2007, the Fund purchased 357,143 shares of common stock and warrants to purchase 357,143 shares of the company’s common stock at $1.00 per share for $250,000.

At December 31, 2007, the Fund owned 607,143 shares of common stock having a basis of $500,000. The Fund also owned warrants to purchase 607,143 shares at $1.00 per share.

US Home Systems (Nasdaq:USHS)
750 State Highway 121 Bypass, Suite 170, Lewisville, TX 75067

U.S. Home Systems, Inc. engages in the manufacture or procurement, design, sale and installation of specialty home improvement products in the United States. Its product lines include kitchen improvement products, such as cabinet doors, drawers, drawer fronts, drawer boxes, matching valances, molding, add-on or replacement cabinets, space organizers, lazy susans, and slide-out shelving and bathroom improvement products, including acrylic tub liners and wall surrounds, vanity cabinetry refacing and replacement vanity cabinets, bowls, faucets, commodes and shower doors.

During the second quarter, the Fund sold 55,000 shares of common stock for $662,811, realizing a gain of 403,599.

At December 31, 2007, the Fund owned 55,000 shares of the company’s common stock having a cost basis of $276,375.

Vertical Branding, Inc. (OTCBB:VBDG)
16000 Ventura Boulevard, Suite 301, Encino, CA 91436

Vertical Branding, Inc. is a consumer product branding, marketing and distributing company in the United States. The company offers personal care, fitness, beauty and household products. It sells its products through its retail distribution business, catalogues, international distribution channels and other non-electronic distribution outlets.

During the fourth quarter of 2007, the Fund bought 1,666,667 shares of common stock for $1,000,000. In connection with that purchase, the Fund also received warrants to purchase 8333,333 shares of common stock at $1.00 and warrants to purchase 833,333 shares of common stock at $1.50 per share.

At December 31, 2007, was no change in the Fund’s ownership of these securities.

VALUATION OF INVESTMENTS

On a weekly basis, RENN Group prepares a valuation to determine fair value of the investments of the Fund. The Board of Directors of the Fund approves the valuation on a quarterly basis. Interim board involvement may occur if material issues arise before quarter end. The valuation principles are described below.

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

•
Debt securities are valued at fair value. We consider, among other things, whether a debt issuer is in default or bankruptcy. We also consider the underlying collateral. Fair value is generally determined to be the greater of the face value of the debt or the market value of the underlying common stock into which the instrument may be converted.

•
The unlisted in-the-money options or warrants of companies with the underlying common stock listed on an exchange, Nasdaq or in the over-the-counter market are valued at fair value (the positive difference between the closing price of the underlying common stock and the strike price of the warrant or option). Fair value is generally determined to be the intrinsic value of the option or warrant. An out-of-the money warrant or option has no value; thus, we assign no value to it.

•
Investments in privately held entities are valued at fair value. If there is no independent and objective pricing authority (i.e. a public market) for such investments, fair value is based on the latest sale of equity securities to independent third parties. If a private entity does not have an independent value established over an extended period of time, then the Investment Adviser will determine fair value on the basis of appraisal procedures established in good faith and approved by the Board of Directors.

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

We May be Unable to Participate in Certain Investment Opportunities. As a Business Development Company, we are required to invest at least 70% of our assets directly in “Eligible Portfolio Companies”. As a result, we will be unable to make new investments in companies that are not considered Eligible Portfolio Companies if at any time we have less than 70% of our portfolio invested in companies that are Eligible Portfolio Companies.

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

Highly Competitive Market for Investments. The Fund has significant competition for investment opportunities. Competitive sources for growth capital for the industry include insurance companies, banks, equipment leasing firms, investment bankers, venture capital and private equity funds, money managers, hedge funds, and private investors. Many of these sources have substantially greater financial resources than are available to the Fund. Therefore, the Fund will have to compete for investment opportunities based on its ability to respond to the needs of the prospective portfolio company and its willingness to provide management assistance. In some instances, the Fund’s requirements that the Fund provide management assistance will cause the Fund to be non-competitive.

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

Dependence on Key Management. Selecting, structuring and closing our investments depends upon the diligence and skill of our management, which is responsible for identifying, evaluating, negotiating, monitoring and disposing of our investments. Our management's capabilities will significantly impact our results of operations. If we lose any member of our management team and he or she cannot be promptly replaced with an equally capable team member, our results of operations could be significantly impacted.

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

Failure to Qualify for Favorable Tax Treatment. We may not qualify for pass-through tax treatment as a regulated investment company ("RIC") if we are unable to comply with the requirements of Subchapter M of the Internal Revenue Code. Failure to qualify as a regulated investment company would subject the Fund to federal income tax as if it were an ordinary corporation, which would result in a substantial reduction in both the Fund’s net assets and the amount of income available for distribution to stockholders. The loss of this pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

Highly Leveraged Portfolio Companies. Some of our portfolio companies could incur substantial indebtedness in relation to their overall capital base. Such indebtedness often requires the balance of the loan to be refinanced when it matures. If portfolio companies cannot generate adequate cash flow to meet the principal and interest payments on their indebtedness, the value of our investments could be reduced or eliminated through foreclosure on the portfolio company's assets or by the portfolio company's reorganization or bankruptcy.

Our Common Stock Often Trades at a Discount. The Fund’s stock frequently trades at a discount from net asset value. Stockholders desiring liquidity usually sell their shares at current market value, and therefore may not realize the full net asset value of their shares. This is a risk separate and distinct from the risk that a fund's performance may cause its net asset value to decrease.

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

Failure to Meet Listing Standards. We are current in our SEC filings, and we believe we have met all our listing requirements on the American Stock Exchange. However, there can be no assurance that we will continue to meet the American Stock Exchange listing standards or any other listing standards and the stock could be delisted.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

TRADING

The Fund’s common stock is traded on the American Stock Exchange under the ticker RCG. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as: (i) reported on Bloomberg and (ii) adjusted for dividends. The prices listed as “adjusted for dividends” were derived by (i) using the average price per share during the period, and (ii) adding to the share price all dividends paid on the shares since the inception of the Fund in 1994.

	As Stated		Adjusted For Dividends
	Low	High	Low	High

First quarter 2007	$9.00	$10.15	$24.62	$25.77
Second quarter 2007	$8.85	$9.50	$24.47	$25.12
Third quarter 2007	$7.75	$9.05	$23.37	$24.67
Fourth quarter 2007	$5.90	$7.98	$21.62	$23.60

First quarter 2006	$9.90	$13.00	$23.81	$26.81
Second quarter 2006	$9.80	$11.08	$23.81	$25.09
Third quarter 2006	$10.40	$11.61	$24.41	$25.72
Fourth quarter 2006	$10.50	$11.61	$24.66	$26.12

The following section contains more information regarding the dividends the Fund has paid since inception.

DIVIDENDS

In the past, the Fund has provided returns to stockholders through cash dividends and deemed dividends of its net investment income and realized gains. At December 31, 2007, the Fund has declared a total of $13.91 per share in cash dividends to its stockholders since inception in 1994. Since inception the fund has declared deemed dividends of $4.98 per share and paid taxes of $1.74 per share on behalf of stockholders on these dividends for a net deemed dividend of $3.24 per share deemed paid to stockholders.

The Fund has no fixed dividend policy. The Fund’s Board of Directors will periodically consider the declaration of either a cash dividend or a deemed dividend. “Deemed dividends” are declared dividends of realized capital gains that are retained in the Fund for investment and are deemed by the IRS to be distributed to the Fund’s stockholders if the Fund transmits 35% of the deemed dividends to the IRS as tax deposits on behalf of the stockholders and advises the stockholders how to apply the tax deposit to their personal taxes for that year. Under the Internal Revenue Code the Fund must withhold taxes at the maximum corporate rate of 35% and the remainder of the dividend is retained by the Fund for investment. The stockholders are allowed to increase their basis in their holdings by their share of the amount retained for investment, and to claim as a tax payment the portion of the withholdings remitted by the Fund to the IRS on their behalf.

During the year ended December 31, 2007, the Fund realized taxable net long-term capital gains of $4,689,640 or $1.05 per share. From these net capital gains, cash dividends of $0.10 per share were distributed. In addition to the cash dividend, the Fund elected to retain $4,243,244 of net capital gains and designated this amount as a deemed dividend paid to stockholders of record on December 31, 2007. The Fund paid federal income taxes on behalf of stockholders of 35% of the deemed dividend amount, equal to $1,485,135 or $0.33 per share.

DIVIDEND REINVESTMENT PLAN

Pursuant to the Dividend Reinvestment Plan (the “Reinvestment Plan”) any stockholders whose shares are registered in their own names will be deemed to have elected to have all dividends and distributions automatically reinvested in Fund shares pursuant to the Reinvestment Plan unless and except for each such stockholder who individually elects to receive such on a current basis in lieu of reinvestment. In the case of stockholders such as banks, brokers or nominees that hold shares for others who are beneficial owners (“Nominee Stockholders”), the Plan Agent, American Stock Transfer & Trust Co. (the “Plan Agent”) will administer the Reinvestment Plan on the basis of the number of shares certified by such Nominee Stockholders as registered for stockholders that have not elected to receive dividends and distributions in cash.

Investors that own shares registered in the name of a Nominee Stockholder should consult with such nominee as to participation or withdrawal from such plan.

All communications regarding the Reinvestment Plan should be directed to the Plan Agent.

NUMBER OF HOLDERS

As of December 31, 2007, there were approximately 646 record holders of the Fund’s common stock. This total does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks.

Item 6. Selected Financial Data.

The following selected financial data for the period January 1, 2003 through December 31, 2007 is derived from the Fund’s audited Financial Statements and should be read in conjunction with the Fund’s Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Selected Financial Data
	2007	2006	2005	2004	2003
Gross income (loss), including net realized gain (loss)	$4,215,319	$14,444,683	$6,569,365	$14,514,741	$11,670,287
Net unrealized appreciation (depreciation) on investments	(12,797,981)	(13,339,923)	(19,537,884)	9,397,996	20,137,393
Net income (loss)	(10,161,897)	(4,035,913)	(16,023,666)	18,971,481	28,741,964
Net income (loss) per share	(2.28)	(0.90)	(3.60)	4.36	6.60
Total assets	40,123,140	58,649,555	62,548,375	117,387,109	101,866,011
Net assets	37,759,148	48,367,442	54,188,943	74,582,499	69,405,964
Net assets per share	8.46	10.84	12.14	17.14	15.95

	Selected Per Share Data
	2007	2006	2005	2004	2003
Investment income	0.19	0.21	0.14	0.15	0.46
Operating expenses	(0.36)	(1.14)	(0.66)	(1.12)	(0.70)
Interest expense	0.00	(0.01)	(0.02)	(0.02)	(0.01)
Net investment loss	(0.17)	(0.94)	(0.54)	(0.98)	(0.25)
Cash distributions from net capital gains	(0.10)	(0.40)	(1.33)	(3.17)	(1.25)
Net realized gain (loss) on investments	1.09	4.43	1.33	3.18	2.22
Taxes paid on behalf of stockholders	(0.33)	(1.41)	-	-	-
Net increase (decrease) in unrealized appreciation of investments	(2.87)	(2.99)	(4.38)	2.16	4.64
Increase (decrease) in net asset value	(2.38)	(1.30)	(5.00)	1.19	5.36
Capital stock transactions	0.00	0.00	0.35	0.00	0.00
Effect of share change	0.00	0.00	(0.43)	0.00	0.00
Net Asset Value:
Beginning of year	10.84	12.14	17.14	15.95	10.59
End of year	8.46	10.84	12.14	17.14	15.95

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The primary purpose of the Fund is to provide capital to emerging growth public companies whose ability to service the securities is sufficient to provide income to the Fund and whose growth potential is sufficient to provide opportunity for long-term capital appreciation.

AMENDMENT TO ADVISORY AGREEMENT

On March 1, 2007, the Fund and RENN Group entered into an amendment to the Advisory Agreement. The amendment clarified that the Fund will pay RENN Group an incentive fee in an amount equal to 20% of all net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation of the Fund. The calculation of the incentive fee does not incorporate any offset of unrealized capital depreciation by unrealized capital appreciation. The effect of the use of this method to calculate the incentive fee is that each year, the cumulative performance of the Fund since its inception will provide the basis for the calculation of the incentive fee.

The Agreement also clarified that the base management fee paid to RENN Group will be assessed following the assessment of the incentive fee. Thus, the base management fee will be calculated net of any incentive fee payable.

SOURCES OF OPERATING INCOME

The operating income for the Fund is investment income, either in the form of interest on debentures, dividends on stock, or interest on securities held pending investment in portfolio companies. The Fund primarily generates income through capital gains. Furthermore, the Fund in some cases receives due diligence, commitment, and closing fees, as well as other similar types of revenue. Director’s compensation received by RENN Group (or its personnel) for services to a Portfolio Company on behalf of the Fund is paid to the Fund.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2007, the Fund invested $6,837,813 in nine (9) new portfolio investments and invested an additional $2,488,233 in follow-on investments in eight (8) portfolio companies. Cash dividends declared to stockholders in 2007 amounted to $446,397 or $0.10 per share. In addition to the cash dividends, the Fund elected to retain $4,243,244 of capital gains and has designated them as a deemed dividend paid to stockholders of record on December 31, 2007. The Fund paid federal income taxes on behalf of the stockholders on the undistributed realized gains at a rate of 35%, equivalent to $1,485,135 or $0.33 per share. During 2007, gains were realized from the sale of securities of China Security & Surveillance Technology, Inc., Comtech Group, Gasco Energy, Inc., Inyx, Inc., and US Home Systems, offset by realized losses from the sale of securities of AdStar, Inc., Advance Nanotech, Inc., Gaming & Entertainment Group, Inc., PracticeXpert, Inc., and Vaso Active Pharmaceuticals, Inc. Net operating loss for 2007 was $10,161,897 and net cash used in operating activities was $11,155,551. The Fund did not issue any new shares pursuant to the Dividend Reinvestment Plan during the year ended December 31, 2007. However, those stockholders who participated in the dividend reinvestment plan purchased 25,200 shares in the open market from cash dividends paid in 2007.

At December 31, 2007, the Fund had $3,679,949 in cash and cash equivalents, and $2,363,992 in liabilities.  RENN Group believes that current cash and securities levels are sufficient to pay expenses as they come due and to make investments.

The majority of the Fund’s investments in Portfolio Companies are individually negotiated, are initially not registered for public trading, and are subject to legal and contractual investment restrictions. Accordingly, many of the Portfolio Investments are considered non-liquid. This lack of liquidity primarily affects the ability to make new investments.

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

RESULTS OF OPERATIONS

2007 Compared to 2006

During the year ended December 31, 2007, the Fund made additional portfolio investments aggregating $9,326,046 compared to $4,116,806 in 2006. The Fund realized proceeds from the sale of investments in the amount of $8,792,947 compared to $20,932,760 in 2006. The Fund’s 2007 net loss of $10,161,897 is due to a combination of a net investment loss of $752,646, net decrease in unrealized appreciation on investments of $12,797,981, and net realized gain on investments (net of income tax paid on behalf of the stockholders of $1,485,135) of $3,388,730.

Interest income increased from $340,145 during 2006 to $345,510 during 2007. Dividend income during 2007 was $432,478 compared to $584,139 for 2006. The decrease was primarily due to fewer dividends being earned on the lower cash equivalent balances. Commitment and other fee income increased to $48,601 in 2007 from $27,684 in 2006.

Legal and professional fees decreased 45.7%, from $651,701 in 2006 to $354,127 for 2007, primarily due to a reduction in audit and consulting services during 2007 (the Fund’s 2003 through 2005 audits were completed during 2006). There is no incentive fee due to the Adviser for 2007 compared to $3,157,367 in 2006, primarily due to aggregate net realized gains being offset by capital unrealized depreciation in 2007. Management fees decreased to $792,545 in 2007 from $935,776 in 2006, a decrease of 15.3% due to the reduction in net asset values in 2007 as a result of capital gains dividends and lower portfolio values in 2007.

A net loss of $4,035,913 in 2006 increased to a net loss of $10,161,897 in 2007. The Fund had a net realized gain on investments (net of income tax paid on behalf of the stockholders of $1,485,135) of $3,388,730 in 2007, compared to $13,492,715 in 2006. In 2006 the Fund’s net change in unrealized depreciation on investments was $13,339,923, compared to $12,797,981 in 2007. The variance is due to lower portfolio market values on investments held at year end.

2006 Compared to 2005

During the year ended December 31, 2006, the Fund made additional portfolio investments aggregating $4,116,806 compared to $5,038,466 in 2005. The Fund realized proceeds from the sale of investments in the amount of $20,932,760 compared to $13,632,705 in 2005. The Fund’s 2006 net loss of $4,035,913 is due to a combination of a net investment loss of $4,188,705, net decrease in unrealized appreciation on investments of $13,339,923, and net realized gain on investments (net of income tax paid on behalf of the stockholders of $6,302,806) of $13,492,715.

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

Legal and professional fees increased 120.7%, from $295,305 in 2005 to $651,701 for 2006, primarily due to an increase in accounting and consulting fees resulting from the completion of the audits for the Fund’s fiscal years 2003 through 2005 (all of which were completed in 2006), offset by a decrease in legal fees and insurance expense. Incentive fees increased 159.6%, to $3,157,367 in 2006 compared to $1,216,467 in 2005 primarily due to greater net realized capital gains achieved on investments during 2006, primarily from the sale of Laserscope. Management fees decreased to $935,776 in 2006 from $1,112,927 in 2005, a decrease of 15.9% due to lower portfolio market values.

Net loss of $16,023,666 in 2005 decreased to a net loss of $4,035,913 in 2006. The Fund had a net realized gain on investments (net of income tax paid on behalf of the stockholders of $6,302,806) of $13,492,715 in 2006, compared to $5,931,321 in 2005. The Fund experienced a decrease in net decrease in unrealized appreciation on investments of $19,537,884 in 2005, compared to a net decrease in unrealized appreciation on investments in 2006 of $13,339,923. The variance is due to lower portfolio market values on investments held at year end.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

A lesser percentage of the Fund’s net assets consist of fixed-rate convertible debentures and other debt instruments as well as convertible preferred securities. Since these instruments are generally priced at a fixed rate, changes in market interest rates do not directly impact interest income, although they could impact the Fund’s yield on future investments in debt instruments. In addition, changes in market interest rates are not typically a significant factor in the Fund’s determination of fair value of its debt instruments, as it is generally assumed they will be held to maturity, and their fair values are determined on the basis of the terms of the particular instrument and the financial condition of the issuer.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Exchange Act Rules 13a-15(b) or 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decision regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statement for external purposes in accordance with United States generally accepted accounting principles.

Our independent registered public accounting firm, KBA Group LLP, has not issued an attestation report on our internal control over financial reporting.

Evaluation of Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of Registrant.

Directors

Pursuant to the Fund’s Articles of Incorporation and Bylaws, the Board of Directors consists of five directors and is divided into three classes, with each class to serve for a three-year term or until a successor is elected. The term of office of the Class One directors will expire at the 2007 annual meeting of stockholders, the term of office of the Class Two directors will expire at the 2008 annual meeting of stockholders, and the term of office of the Class Three directors will expire at the 2009 annual meeting of stockholders.

Because the Board of Directors is divided into classes, only those directors in a single class may be changed in any one year. Consequently, changing a majority of the Board of Directors would require two years (although under Texas law, procedures exist to remove directors, even if they are not then standing for reelection and, under SEC regulations, procedures exist for including appropriate stockholder proposals in the annual proxy statement). Having a classified Board of Directors, which may be regarded as an “anti-takeover” provision, may make it more difficult for stockholders of the Fund to change the majority of directors, thus having the effect of maintaining the continuity of management.

Class One Directors - Term expires at the 2007 Annual Meeting

Peter Collins, age 63, has been a financial and management consultant to closely-held businesses for the past ten years in the USA, the UK, and Europe, in areas of finance, start-ups, joint ventures, and mergers and acquisitions. He has advised companies in every segment of industry (including manufacturing, distribution, service, agriculture, construction, and multimedia) and in all stages of development (from start-up to bankruptcy). Mr. Collins was educated in England, where he received a B.Sc. in Civil Engineering from Liverpool University and a M.Sc. in Business Administration from The City University, London. He has served as a Class One Director since 1994.

J. Philip McCormick, age 65, has been an independent investor and corporate advisor since 1999; He served as Executive Vice President and Chief Financial Officer of Highway Master Communication, Inc. from 1997 to 1998; Senior Vice President and Chief Financial Officer of Enserch Exploration, Inc. from 1995 to 1997; Senior Vice President - Transmission of Lone Star Gas Company, a division of Enserch Corporation, from 1993 to 1995; Senior Vice President — Finance of Lone Star Gas Company from 1991 to 1993; and Audit Partner, member of senior management and member of the Board of Directors of KPMG and KMG Main Hurdman from 1973 to 1991. He has served as a Class One Director since 2006.

Class Two Director - Term expires at the 2008 Annual Meeting

Charles C. Pierce, Jr., age 73, is the retired Vice-Chairman of Dain Rauscher, Inc., and he worked in the securities industries for 42 years. Mr. Pierce was a former president on the Texas Stock & Bond Dealers Association, an organization that advised the Texas Legislature on certain industry matters. He was also chairman of the South Central District of the Security Industry Association covering Texas, Oklahoma, New Mexico, Kansas and Colorado. He is a private investor. He has served as a Class Two Director since 2002.

Class Three Directors - Term Expires at the 2009 Annual Meeting

Russell Cleveland, age 69, is the Chairman of the Board, President, Chief Executive Officer, and Director of the Fund since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments in smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland is also the President, Chief Executive Officer, sole Director, and the majority stockholder of RENN Group, the Investment Adviser to the Fund. RENN Group is also the Investment Manager of Renaissance US Growth Investment Trust PLC (“RUSGIT”) and the Investment Adviser to US Special Opportunities Trust PLC, investment trusts listed on the London Stock Exchange, and Premier RENN US Emerging Growth Fund Limited, an open-ended investment company registered with limited liability in Guernsey. Mr. Cleveland also serves on the Boards of Directors of RUSGIT, CaminoSoft Corp., Cover-All Technologies, Inc., Integrated Security Systems, Inc., Access Plans USA, Inc.. He has served as a Class Three Director since 1994.

Ernest C. Hill, age 67, has a broad background in convertible securities analysis with major NYSE brokerage firms and institutional investors. He specializes in computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to the Stanford School of Business, where he received an MBA, with honors, in Investment and Finance. Mr. Hill’s prior experience includes service as Assistant Professor of Finance, Southern Methodist University and Associate Director of the Southwestern Graduate School of Banking. He has served as a Class Three Director since 1994.

The Board of Directors has determined that all of the Fund’s directors, other than Russell Cleveland, the President and Chief Executive Officer of the Fund, are independent directors. Certain information concerning the Fund’s directors is set forth below:

Name, Address(1) and Age	Positions Held with Fund	Director’s Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Director- ships Held by Director
Peter Collins Age 63	Director	Class One Director since 1994. Term expires at 2007 Annual Meeting.	Consultant	1	None

J. Philip McCormick Age 65	Director	Class One Director since 2006. Term expires at 2007 Annual Meeting.	Consultant	1	None

Charles C. Pierce, Jr. Age 73	Director	Class Two Director since 2002. Term expires at 2008 Annual Meeting.	Retired Vice-Chairman of Dain Rauscher and private investor	1	None

Ernest C. Hill Age 67	Director	Class Three Director since 1994. Term expires at 2009 Annual Meeting.	Consultant	1	None

Name, Address(1) and Age	Positions Held with Fund	Director’s Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director	Other Director- ships Held by Director

Interested Director:

Russell Cleveland(2) Age 69	Chairman of the Board, President, Chief Executive Officer, and Director	Class Three Director since 1994. Term expires at 2009 Annual Meeting	President & Chief Executive Officer of RENN Group	4	RUSGIT, BPO Management Services, Inc., CaminoSoft Corp., Cover-All Technologies, Inc., Integrated Security Systems, Inc., Access Plans USA, Inc.

(1)	The address of all such persons is c/o RENN Capital Group, Inc., 8080 North Central Expressway, Suite 210, LB-59, Dallas, Texas 75206.

(2)	Mr. Cleveland is also President and CEO of RENN Capital Group, Inc. See “Information About the Fund’s Officers and the Investment Adviser.”

Name of Director	Dollar Range* of Equity Securitiesin the Fund	Aggregate Dollar Range of Equity Securities inFunds in Fund Complex*
Peter Collins	$10,001 to $50,000	$10,001 to $50,000
J. Philip McCormick	$10,001 to $50,000	$10,001 to $50,000
Charles C. Pierce, Jr.	$10,001 to $50,000	$10,001 to $50,000
Ernest C. Hill	$0	$0
Russell Cleveland	0ver $100,000	0ver $100,000

*As of December 31, 2007

Committees and Meetings

The Board of Directors held eighteen (18) meetings or executed consent actions in lieu of meetings during 2007, and each director attended or executed at least seventy-five per cent (75%) of these meetings and consent actions.

The Audit Committee

During 2007, the Audit Committee consisted of Ernest C. Hill Chairman, Peter Collins, Charles C. Pierce, Jr. and J. Philip McCormick. The Audit Committee held nine (9) meetings in 2007. The Audit Committee is comprised entirely of independent directors, and is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Audit Committee’s primary duties and responsibilities are to:

•
appoint and approve the compensation of the Fund’s independent auditors, including those to be retained for the purpose of preparing or issuing an audit report or performing other audit review or attestation services for the Fund;

•	review the scope of the audit services of the Fund’s independent auditors, and the annual results of their audits;

•	monitor the independence and performance of the Fund’s independent auditors;

•	generally oversee the accounting and financial reporting processes of the Fund and the audits of its financial statements;

•	review the reports and recommendations of the Fund’s independent auditors;

•	provide an avenue of communication among the independent auditors, management and the Board of Directors; and

•	address any matters between the Fund and its independent auditors regarding financial reporting.

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

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was created in January 2004 and is responsible for nominating individuals to serve as directors. The Nominating and Corporate Governance Committee is composed entirely of independent Fund directors. Its members are Chairman Charles C. Pierce, Jr., Ernest C. Hill, and Peter Collins.

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

Officers

Russell Cleveland, age 69, has served as Chairman of the Board, President, Chief Executive Officer, and a Class Three director of the Fund since 1994. He has also served as the President, Chief Executive Officer, sole Director, and the majority stockholder of RENN Group since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland also serves on the Boards of Directors of Renaissance US Growth Investment Trust PLC, BPO Management Services, Inc., CaminoSoft Corp., Tutogen Medical, Inc., Cover-All Technologies, Inc., Integrated Security Systems, Inc., and Access Plans USA, Inc.

Barbe Butschek, age 53, has served as the Secretary and Treasurer of the Fund since 1994. She currently serves as Senior Vice-President, Secretary and Treasurer of RENN Group and has served with RENN Group in various capacities since 1977.

Robert C. Pearson, age 72, has served as Vice President of the Fund since April 1997. He joined RENN Group in April 1997 and is Senior Vice-President - Investments. Mr. Pearson brought more than thirty years of experience to RENN Group’s corporate finance function. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice-President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with more than $40 million in revenues. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis, holding such positions as Vice-President - Controller and Vice-President - Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is a director of eOriginal, Inc., CaminoSoft Corp., Information Intellect, Simtek Corporation and Vertical Branding.

Scott E. Douglass, age 49, has served as a Vice President of the Fund since November 2004. He has worked for three sell-side firms in the roles of institutional sales and investment banking. Prior to that he was a commercial loan officer for the First National Bank of Boston and Fleet Financial Group which are now part of Bank of America. He holds a Masters Degree in Business Administration from the Olin Graduate School of Business at Babson College.

Z. Eric Stephens, age 39, has served as a Vice President of RENN Group since January 2006 and a Vice President of the Fund since August 2006. His responsibilities with RENN Group include due diligence, portfolio monitoring and portfolio selection. Previously, Mr. Stephens was a director with CBIZ Valuation Group, a national valuation consulting firm. While with CBIZ, he valued public and private companies, performed purchase price allocations and goodwill impairment tests, wrote fairness opinions and solvency opinions and acted as an expert witness. Prior to working for CBIZ, Mr. Stephens was a staff accountant with the U.S. Securities and Exchange Commission. While with the SEC, he conducted on-site examinations of investment companies and investment advisers. Mr. Stephens has a BA in economics and finance from Southwestern Oklahoma State University and an MBA from Texas A&M University and is a Chartered Financial Analyst.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Fund's officers and directors and persons who own more than 10% of a registered class of the Fund's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. The Fund believes that during the fiscal year ended December 31, 2007, all other Section 16(a) filings relating to the Fund's Common Stock applicable to its officers, directors, and greater than 10% beneficial owners were timely filed.

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

DIRECTOR COMPENSATION

Directors who are not employees of either the Fund or RENN Group receive a monthly fee of $2,000 ($3,000 per month for the Chairman of the Audit Committee), plus $750 and out-of-pocket expenses for each quarterly valuation meeting attended. The Fund does not pay any fees to, or reimburse expenses of, its directors who are considered “interested persons” of the Fund. The aggregate compensation for the period from January 1 to December 31, 2007, that the Fund paid each director, and the aggregate compensation paid to each director for the most recently completed fiscal year by other funds to which RENN Group provided investment advisory services is set forth below:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Russell Cleveland (1)	$0	$0	$0	$0	$0	$0	$0
Peter Collins	$26,000	$0	$0	$0	$0	$0	$26,000
Ernest C. Hill	$36,000	$0	$0	$0	$0	$0	$36,000
Charles C. Pierce, Jr.	$26,000	$0	$0	$0	$0	$0	$26,000
J. Philip McCormick	$26,000	$0	$0	$0	$0	$0	$26,000

(1) Mr. Cleveland is President and Chief Executive Officer of RENN Group and a 5% beneficial owner of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Fund has no equity compensation plans. The following table sets forth certain information known to the Fund with respect to beneficial ownership of the Fund’s Common Stock as of December 31, 2007 (i) for all persons who are beneficial owners of 5% or more of the outstanding shares of the Fund’s Common Stock (ii) each director and nominee for director of the Fund; and (iii) all executive officers and directors of the Fund as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned Directly or Indirectly		Percent of Class
Russell Cleveland, Chairman, President, Chief Executive Officer, and Director(1)	412,770	(2)	9.3%
Peter Collins, Director	2,341	(3)	0.1%
Charles C. Pierce, Jr., Director	2,250		0.1%
Ernest C. Hill, Director	0		0.0%
J. Philip McCormick, Director	3,500		0.1%

Name of Beneficial Owner	Number of Shares Beneficially Owned Directly or Indirectly	Percent of Class
All directors and officers of the Fund as a group (9 persons)	432,452	9.6%

(1)	“Interested person” as defined by the 1940 Act.

(2)	Consists of 33,502 shares owned by the Cleveland Family Limited Partnership and 335,468 shares owned by RENN Investment Limited Partnership and 43,800 shares owned by RENN Capital Group, Inc.

(3)	Includes 130 shares owned by Hilary Collins, Mr. Collins’ spouse.

Item 13. Certain Relationships and Related Transactions.

RENN Group provides investment advisory services to the Fund pursuant to the Advisory Agreement between the Fund and RENN Group. The Advisory Agreement is reviewed and approved annually by the Fund’s Board of Directors, including its independent directors. Pursuant to the Advisory Agreement, RENN Group receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due on the last day of the calendar quarter. In addition, under the Advisory Agreement, RENN Group receives an incentive fee in an amount equal to 20% of the Fund’s realized capital gains in excess of realized capital losses, after allowance for any unrealized capital depreciation of the portfolio investments of the Fund. The incentive fee is calculated and paid, if due, on an annual basis.

In 2007, the Fund incurred a management fee to RENN Group of $792,545 of which $428,251 was paid in 2007. There was no incentive fee incurred for 2007. The Fund also received director’s fees from portfolio companies with respect to Mr. Cleveland’s and Mr. Pearson’s services as a director. Russell Cleveland and Barbe Butschek own 80% and 20%, respectively, of the Common Stock of RENN Group. The sole director of RENN Group is Russell Cleveland.

Item 14. Principal Accountant Fees and Services.

The following table presents fees paid by the Fund for professional services rendered by KBA Group LLP and accounting consultants for the fiscal years ended December 31, 2007 and 2006.

Fee Category	Fiscal 2007 Fees Fiscal 2005 Fees	Fiscal 2006 Fees

Audit Fee	$148,575	$334,950
Other Fees	0	0
Total Fees	$148,575	$334,950

Audit Fees were for professional services rendered for the audit of the Fund’s annual financial statements and review of the Fund’s quarterly financial statements. No non-audit fees were paid to the independent audit firm of KBA Group LLP.

No Other Fees were paid by the Fund to KBA Group LLP for the fiscal years ended December 31, 2007 or 2006.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS FORM 10K

Financial Statements:

The financial statements filed as part of this report are listed in “Index to Financial Statements” on page F-1 hereof.

Financial Schedules:
There are no schedules presented since none are applicable.

EXHIBITS

3.1	Restated Articles of Incorporation1

3.2	Bylaws2

10.1	Dividend Reinvestment Plan3

10.2	Amendment No. 1 to Dividend Reinvestment Plan4

10.3	Amended Investment Advisory Agreement5

10.5	Custodial Agreement with The Frost National Bank6

14	Code of Ethics7

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[2]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[3]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[4]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[5]	Incorporated by reference from Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (File No. 033-75758).

[6]	Incorporated by reference from Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (File No. 001-11701).

[7]	Incorporated by reference from Form 8-K as filed with the Securities and Exchange Commission (File No. 001-11701).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2008

Renaissance Capital Growth & Income Fund III, Inc.
(Registrant)
By:	/s/ Russell Cleveland

Russell Cleveland, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.

Signature	Capacity in Which Signed	Date

/s/ Russell Cleveland Russell Cleveland	Chairman, President and Director	March 26, 2008

/s/ Barbe Butschek Barbe Butschek	Secretary and Treasurer	March 26, 2008

/s/ Ernest C. Hill Ernest C. Hill	Director	March 26, 2008

/s/ Peter Collins Peter Collins	Director	March 26, 2008

/s/ J. Philip McCormick J. Philip McCormick	Director	March 26, 2008

/s/ Charles C. Pierce, Jr. Charles C. Pierce, Jr.	Director	March 26, 2008

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent
Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities
December 31, 2007 and 2006	F-3

Schedules of Investments
December 31, 2007 and 2006	F-4 through F-13

Statements of Operations
Years ended December 31, 2007, 2006, and 2005	F-14

Statements of Changes in Net Assets
Years ended December 31, 2007, 2006, and 2005	F-15

Statements of Cash Flows
Years ended December 31, 2007, 2006, and 2005	F-16 through F-17

Notes to Financial Statements	F-18 through F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Renaissance Capital Growth & Income Fund III, Inc.

We have audited the accompanying statements of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund") including the schedules of investments as of December 31, 2007 and 2006 and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2007, 2006 and 2005 and financial highlights for the years ended December 31, 2007 and 2006. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have nor were we engaged to perform, audits of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 and the financial highlights for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP
KBA Group LLP Dallas, TX

March 26, 2008

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents	$3,679,949	$14,835,500
Investments at fair value, cost of $43,820,011
and $38,413,046 at December 31, 2007 and
2006, respectively	36,251,126	43,642,143
Interest and dividends receivable	141,402	146,146
Prepaid and other assets	50,663	25,766

	$40,123,140	$58,649,555

LIABILITIES AND NET ASSETS

Liabilities:
Accounts payable	$57,726	$168,845
Dividends payable	446,397	--
Accounts payable - affiliate	374,734	3,810,462
Taxes payable on behalf of stockholders	1,485,135	6,302,806

	2,363,992	10,282,113

Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized
20,000,000 shares; 4,673,867 issued;
4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	27,925,813	28,494,233
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Net realized gain on investments retained	14,463,320	11,705,212
Net unrealized appreciation (depreciation) of
investments	(7,568,885)	5,229,097

Net assets, equivalent to $8.46 and $10.84
per share at December 31, 2007 and
2006, respectively	37,759,148	48,367,442

	$40,123,140	$58,649,555

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2007 and 2006

	2007
					% of
	Interest	Maturity		Fair	Investment
	Rate	Date	Cost	Value	Assets
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (2)	7.00%	01/19/08	$250,000	$250,000	0.69%

Integrated Security Systems, Inc. -
Convertible Promissory note (2)	6.00	09/30/08	400,000	400,000	1.10
Promissory note (2)	8.00	09/30/08	525,000	525,000	1.45
Promissory note (2)	7.00	09/30/08	200,000	200,000	0.55
Promissory note (2)	8.00	09/30/08	175,000	175,000	0.48
Promissory note (2)	8.00	09/30/08	450,000	450,000	1.24
Convertible promissory note (2)	8.00	12/14/08	500,000	500,000	1.38
Promissory note (2)	8.00	12/12/08	300,000	300,000	0.83

iLinc Communications, Inc. -
Convertible debenture	12.00	03/29/12	500,000	500,000	1.38

PetroHunter Energy Corp -
Convertible debenture (1)	8.50	11/05/12	1,000,000	1,466,667	4.05

Pipeline Data, Inc. -
Convertible debenture	8.00	06/29/10	500,000	500,000	1.38

Simtek Corporation -
Convertible debenture (2)	7.50	06/28/09	700,000	738,182	2.04

			$5,500,000	$6,004,849	16.57%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2007 and 2006

	2007
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Advance Nanotech, Inc. -
Common stock	5,796	$11,199	$1,652	0.00%

AuraSound, Inc.
Common stock	1,000,000	1,000,000	1,100,000	3.03

BPO Management Services, Inc.
Series D, preferred (2)	104,167	1,000,000	716,667	1.98
Series D2, preferred (2)	52,084	500,000	358,333	0.99

CaminoSoft Corp. -
Common stock (2)	3,539,414	5,275,000	283,153	0.78

eOriginal, Inc. -
Series A, preferred stock (2)	10,680	4,692,207	145,462	0.40
Series B, preferred stock (2)	25,646	620,329	349,299	0.96
Series C, preferred stock (2)	51,249	1,059,734	698,011	1.93
Series D, preferred stock (2)	36,711	500,000	500,004	1.38

Gaming & Entertainment Group, Inc. -
Common stock	112,500	50,625	788	0.00

Gasco Energy, Inc. -
Common stock	775,586	465,352	1,543,416	4.26

Global Axcess Corporation -
Common stock	953,333	1,261,667	324,133	0.89

i2 Telecom -
Common stock	237,510	36,200	17,814	0.05
Common stock (1)	3,927,806	675,000	294,585	0.81

Integrated Security Systems, Inc. -
Common stock (2)	30,733,532	5,661,058	2,766,018	7.63
Common stock (1)(2)	2,175,559	400,734	195,800	0.54
Series D, preferred stock (2)	7,500	150,000	16,875	0.05

See accompanying notes

     Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2007 and 2006

	2007
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Hemobiotech, Inc. -
Common stock	1,200,000	1,284,117	1,680,000	4.63

Murdoch Security & Investigations, Inc.-
Common stock (1)	2,000,000	1,000,000	1,000,000	2.76

Narrowstep, Inc -
Common stock (1)	4,000,000	1,000,000	440,000	1.21

Nutradyne Group, Inc. -
Common stock	13,917	12,500	21,571	0.06

Shea Development Corp. -
Common stock (1)(2)	1,838,396	1,093,332	643,439	1.78

Simtek Corp. -
Common stock (2)	640,763	1,799,294	1,486,570	4.10
Common stock (1)(2)	90,909	200,000	210,909	0.58

Symbollon Pharmaceuticals, Inc. -
Common stock	607,143	500,000	391,607	1.08

Vertical Branding, Inc.-
Common stock (1)(2)	1,666,667	1,000,000	666,667	1.84

Miscellaneous Securities (3)		-	187,727	0.52

		$31,248,348	$16,040,500	44.24%

See accompanying notes

   Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2007 and 2006

	2007
				% of
			Fair	Investment
	Shares	Cost	Value	Assets

Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Access Plans (Precis) -
Common stock (2)	890,500	$2,139,777	$952,835	2.63%

AdStar, Inc. -
Common stock	253,500	330,718	96,330	0.27

Asian Financial, Inc. -
Common stock(1)	130,209	500,000	500,000	1.38

Bovie Medical Corporation -
Common stock	500,000	907,844	3,185,000	8.79

Chardan South China Acquisition Corp-
Common stock	48,000	409,256	640,800	1.77

Comtech Group, Inc. -
Common stock	200,000	836,019	3,222,000	8.89

HLS Systems International, Ltd. -
Common stock	58,500	498,557	521,820	1.44

iLinc Communications, Inc. -
Common stock	23,266	13,908	12,564	0.03

Medical Action Industries, Inc. -
Common stock	30,150	237,209	628,628	1.73

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2007 and 2006

	2007
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Points International, Ltd. -
Common stock	900,000	492,000	3,735,000	10.30

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	416,000	1.15

US Home Systems, Inc. -
Common stock	55,000	276,375	294,800	0.81

Miscellaneous Securities		-	-	0.00
		7,071,663	14,205,777	39.19%

		$43,820,011	$36,251,126	100.00%
Allocation of Investments -
Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (1)(2)		$33,766,465	$17,229,476	47.54%
Unrestricted Securities		$10,053,546	$18,833,923	51.94%
Other Securities (3)		$0	$187,727	0.52%

(1)	Restricted securities from a non-public company, or not fully registered, or held less than 1 years.
(2)	Restricted securities due to the Fund having a director on issuer’s board and must comply with Rule 144 as an affiliate.
(3)	Includes Miscellaneous Securities, such as warrants and options.

See accompanying notes

 Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2007 and 2006
	2006
					% of
	Interest	Maturity		Fair	Investment
	Rate	Date	Cost	Value	Assets
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (3)	7.00%	07/19/08 $	250,000	$250,000	0.57%

iLinc Communications, Inc. -
Convertible promissory note	12.00	03/29/12	500,000	500,000	1.15

Integrated Security Systems, Inc. -
Promissory note (3)	8.00	09/30/07	525,000	525,000	1.20
Promissory note (3)	7.00	09/30/07	200,000	200,000	0.46
Promissory note (3)	8.00	09/30/07	175,000	175,000	0.40
Convertible promissory note (1)	8.00	12/14/08	500,000	500,000	1.15
Convertible debenture (3)	6.00	06/16/09	400,000	400,000	0.91

Pipeline Data, Inc. -
Convertible debenture (1)	8.00	06/29/10	500,000	500,000	1.15

Simtek Corporation -
Convertible debenture	7.50	06/28/09	900,000	1,902,273	4.36
			$3,950,000	$4,952,273	11.35%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2007 and 2006

	2006
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Advance Nanotech, Inc. -
Common stock (1)	170,796	$330,000	$121,265	0.28%

CaminoSoft Corp. -
Common stock	3,539,414	5,275,000	1,592,736	3.65

Digital Learning Management Corporation -
Common stock (1)	166,666	12,500	13,333	0.03

eOriginal, Inc. -
Series A, preferred stock (2)	10,680	4,692,207	332,575	0.76
Series B, preferred stock (2)	25,646	620,329	798,616	1.83
Series C, preferred stock (2)	51,249	1,059,734	1,595,894	3.66
Series D, preferred stock (2)	16,057	500,000	500,015	1.15

Gaming & Entertainment Group -
Common stock	500,000	500,000	12,500	0.03
Common stock (1)	112,500	50,625	2,813	0.01

Gasco Energy, Inc. -
Common stock	1,541,666	1,250,000	3,777,082	8.65

Global Axcess Corporation -
Common stock (1)	953,333	1,261,667	352,733	0.81

Hemobiotech, Inc. -
Common stock	1,137,405	1,143,882	2,331,680	5.34

I2 Telecom -
Convertible Preferred (1)	625	618,750	85,938	0.20
Common stock (1)	237,510	36,200	26,126	0.06

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
December 31, 2007 and 2006

	2006
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Information Intellect -
Common stock (2)	666,666	$999,999	$999,999	2.29%

Integrated Security Systems, Inc. -
Common stock	27,074,179	5,568,054	3,790,385	8.70
Common stock (1)	4,264,854	356,225	597,080	1.36
Series D, preferred stock (1)	187,500	150,000	26,250	0.06

Inyx, Inc. -
Common stock	300,000	300,000	699,000	1.60

PracticeXpert, Inc -
Common stock	4,166,667	500,000	12,500	0.03

Simtek Corp. -
Common stock	639,603	1,795,000	2,974,153	6.81
Common stock (1)	1,160	4,294	5,392	0.01

Symbollon Pharmaceuticals, Inc. -
Common stock (1)	250,000	250,000	225,000	0.51

Miscellaneous Securities		-	407,822	0.93
		$27,274,466	$21,280,887	48.76%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2007 and 2006

	2006
	Shares	Cost	Fair Value	% of Investment Assets
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AdStar, Inc. - Common stock	269,231	$350,000	$619,231	1.42%

Asian Financial, Inc - Common stock (2)	130,208	500,000	500,000	1.15

Bovie Medical Corporation - Common stock	500,000	907,845	4,535,000	10.39

China Security & Surveillance Technology, Inc. - Common stock (1)	142,857	500,000	1,728,570	3.96

Comtech Group, Inc. - Common stock (1)	300,000	1,186,019	5,457,000	12.51

Hemobiotech, Inc. - Common stock	62,595	140,235	128,320	0.29

iLinc Communications, Inc. - Common stock	23,266	13,908	13,727	0.03

Medical Action Industries, Inc. - Common stock	20,100	237,209	648,024	1.49

Points International, Ltd. - Common stock	800,000	428,000	512,000	1.17

Precis, Inc. - Common stock	890,500	2,139,777	1,786,343	4.09

See accompanying notes

 Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
December 31, 2007 and 2006

	2006
	Shares	Cost	Fair Value	% of Investment Assets
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

US Home Systems, Inc. - Common stock	110,000	535,587	1,245,200	2.85

Vaso Active Pharmaceuticals, Inc. - Common stock	150,000	250,000	27,000	0.06

Miscellaneous Securities		-	208,568	0.48

		7,188,580	17,408,983	39.89%

		$38,413,046	$43,642,143	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (1)		$3,308,594	$3,831,767	8.78%
Unrestricted Securities		$25,182,183	$32,916,887	75.42%
Other Securities (4)		$9,922,269	$6,893,489	15.80%

(1)	Restricted securities - securities that are not fully registered and freely tradable (there is not a valid registration statement on file or an available exemption from registration.).
(2)	Securities in a privately owned company and by nature are restricted securities (not freely tradable).
(3)	Securities that have no provision allowing conversion into a security for which there is a public market.
(4)	Includes Miscellaneous Securities, securities of privately owned companies, securities with no conversion feature, and securities for which there is no market.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Investment income:
Interest income	$345,510	$340,145	$189,496
Dividend income	432,478	584,139	193,402
Other income	48,601	27,684	255,146

	826,589	951,968	638,044

Expenses:
General and administrative	432,563	335,641	336,601
Incentive fee to affiliate	-	3,157,367	1,216,467
Interest expense	-	60,188	93,847
Legal and professional fees	354,127	651,701	295,305
Management fee to affiliate	792,545	935,776	1,112,927

	1,579,235	5,140,673	3,055,147

Net investment loss	(752,646)	(4,188,705)	(2,417,103)

Realized and unrealized gain (loss) on investments:
Net unrealized appreciation (depreciation) of investments	(12,797,981)	(13,339,923)	(19,537,884)
Net realized gain on investments	4,873,865	19,795,521	5,931,321
Income tax expense paid on behalf of stockholders	(1,485,135)	(6,302,806)	—

Net gain (loss) on investments	(9,409,251)	152,792	(13,606,563)

Net loss	$(10,161,897)	$(4,035,913)	$(16,023,666)

Net loss per share	$(2.28)	$(0.90)	$(3.60)

Weighted average shares outstanding	4,463,967	4,463,967	4,454,613

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Net Assets
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
From operations:
Net investment loss	$(752,646)	$(4,188,705)	$(2,417,103)
Net realized gain on investments	4,873,865	19,795,521	5,931,321
Income tax expense paid on behalf of stockholders	(1,485,135)	(6,302,806)	—
Net unrealized appreciation (depreciation) of investments	(12,797,981)	(13,339,923)	(19,537,884)
Net loss	(10,161,897)	(4,035,913)	(16,023,666)
From distributions to stockholders:
Cash dividends declared from realized gains	(446,397)	(1,785,588)	(5,931,273)
From capital transactions:
Sale of common stock	—	—	1,561,383
Total decrease in net assets	(10,608,294)	(5,821,501)	(20,393,556)
Net assets:
Beginning of period	48,367,442	54,188,943	74,582,499
End of period	$37,759,148	$48,367,442	$54,188,943

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(10,161,897)	$(4,035,913)	$(16,023,666)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Net decrease in unrealized depreciation of investments	12,797,981	13,339,923	19,537,884
Net realized gain on investments	(4,873,865)	(19,795,521)	(5,931,321)
(Increase) decrease in interest and dividend receivables	4,744	(97,920)	47,463
Decrease in receivable - settlement	—	—	3,775,872
(Increase) decrease in prepaid and other assets	(24,897)	75,832	(68,223)
Increase (decrease) in accounts payable	(111,119)	82,063	35,306
Increase in due to broker	—	(2,075,975)	(24,925,439)
(Decrease) increase in accounts payable-affiliate	(3,435,728)	1,759,473	(1,646,472)
Increase (decrease) in taxes payable on behalf of stockholders	(4,817,671)	6,302,806	—
Purchase of investments	(9,326,046)	(4,116,806)	(5,038,466)
Proceeds from sale of investments	8,792,947	20,932,760	13,632,705
Net cash provided by (used in) operating activities	(11,155,551)	12,370,722	(16,604,357)
Cash flows from financing activities:
Sale of common stock	—	—	1,561,383
Cash dividends	—	(5,931,274)	(13,839,845)
Net cash used in financing activities	—	(5,931,274)	(12,278,462)
Net increase (decrease) in cash and cash equivalents	(11,155,551)	6,439,448	(28,882,819)
Cash and cash equivalents at beginning of the period	14,835,500	8,396,052	37,278,871
Cash and cash equivalents at end of period	$3,679,949	$14,835,500	$8,396,052

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
Years Ended December 31, 2007, 2006, and 2005

Supplemental disclosure of cash flow information:

Cash paid during the period for Interest	$—	$60,188	$93,847

Taxes paid on behalf of stockholders/excise taxes	$6,302,806	$12,378	$6,824

Supplemental disclosure of non-cash financing transaction:

Cash dividends declared from realized gains but not yet paid	$446,397	$—	$—

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 31, 2007, 2006, and 2005 (continued)

Note 1 - Organization and Business Purpose

Renaissance Capital Growth & Income Fund III, Inc., (the “Fund” or the “Registrant”) is a non-diversified, closed-end fund that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund, a Texas corporation, was organized and commenced operations in 1994.

The investment objective of the Fund is to provide its stockholders long-term capital appreciation by investing primarily in privately placed convertible securities and equity securities of emerging growth companies.

RENN Capital Group, Inc. (“RENN Group” or the “Investment Advisor”), a Texas corporation, serves as the Investment Advisor to the Fund. In this capacity, RENN Group is primarily responsible for the selection, evaluation, structure, valuation, and administration of the Fund’s investment portfolio, subject to the supervision of the Board of Directors. RENN Group is a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2007 and 2006, cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Fund places its cash and cash equivalents with major U.S. financial institutions.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 31, 2007, 2006, and 2005 (continued)

Income Taxes

The Fund has elected the special income tax treatment available to “regulated investment companies” (“RIC”) under Subchapter M of the Internal Revenue Code (“IRC”) which allows the Fund to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its stockholders. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund’s taxable investment income to its stockholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund’s taxable investment income and realized long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund’s net assets as well as the amount of cash available for distribution to stockholders. Continued qualification as a RIC requires management to satisfy certain investment diversification requirements in future years. There can be no assurance that the Fund will qualify as a RIC in subsequent years.

Federal income taxes payable on behalf of stockholders on realized gains that the Fund elects to retain are accrued and reflected as tax expense paid on behalf of stockholders on the last day of the tax year in which such gains are realized.
In January 2007 the Fund adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Fund did not recognize any adjustments to the Fund’s financial statements as a result of the implementation of FIN 48.

Net Loss Per Share

Net loss per share is based on the weighted average number of shares outstanding of 4,463,967 during 2007 and 2006, and 4,454,613 during 2005.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 31, 2007, 2006, and 2005 (continued)

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued No. 157 Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The requirements of FAS 157 are first effective for our fiscal year beginning January 1, 2008. We do not believe the initial adoption of FAS 157 will have a material effect on our financial condition or results of operations. However, we are still in the process of evaluating this standard and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured affair value. An entity that adopts FAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We will be required to adopt FAS 159 for our fiscal year beginning January 1, 2008. We do not believe the adoption of FAS 159 will have a material impact on our financial statements.

Note 3 - Due to/from Broker

The Fund conducts business with various brokers for its investment activities.  The clearing and depository operations for the investment activities are performed pursuant to agreements with these brokers. “Due to broker” represents unsettled purchase transactions and “due from broker” represents unsettled sales transactions. The Fund is subject to credit risk to the extent the brokers are unable to deliver cash balances or securities, or clear security transactions on the Fund’s behalf.  The Investment Adviser actively monitors the Fund’s exposure to these brokers and believes the likelihood of loss under those circumstances is remote. At December 31, 2007 and 2006, there were no “due to broker” or “due from broker” balances.

Note 4 - Management Fees and Incentive Fees and Reimbursement

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the “Agreement”),  the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under either the Agreement or the prospectus is as follows:

The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter, each payment to be due as of the last day of the calendar quarter. The Fund incurred $792,545, $935,776, and $1,112,927 for in 2007, 2006, and 2005, respectively, for such management fees.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 31, 2007, 2006, and 2005 (continued)

The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated, less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized capital gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year end. The Fund incurred, $0, $3,157,367, and $1,216,467 during the years ended 2007, 2006, and 2005, respectively, for such incentive fees.

The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $230,797, $386,809, and $176,856 in 2007, 2006, and 2005 respectively.

As of December 31, 2007, and 2006, the Fund had an accounts payable of $374,734, and  $3,810,462, respectively, for the amount due for the fees and expense reimbursements disclosed above.

Note 5 - Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under Section 55 of the 1940 Act, must be invested in Eligible Portfolio Companies, as defined under Section 2(a)(46) of the 1940 Act. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then the Fund will be prohibited from making non-eligible investments until such time as the percentage of Eligible Portfolio Investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at December 31, 2007 and 2006.

Investments

Investments are carried in the statements of assets and liabilities as of December 31, 2007 and  2006, at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund’s Board of Directors. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible (at the discretion of the Fund) into the common stock of the issuer at a set conversion price. The common stock underlying these securities is generally unregistered and thinly to moderately traded. Generally, the Fund negotiates registration rights at the time of purchase and the portfolio companies are required to register the shares within a designated period and the cost of registration is borne by the portfolio company. Interest on the convertible securities is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 31, 2007, 2006, and 2005 (continued)

Note 6 - Valuation of Investments

On a weekly basis, RENN Group prepares a valuation to determine fair value of the investments of the Fund. The Board of Directors of the Fund approves the valuation on a quarterly basis. Interim board involvement may occur if material issues arise before quarter end. The valuation principles are described below.

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

Debt securities are valued at fair value. The Fund considers, among other things, whether a debt issuer is in default or bankruptcy. It also considers the underlying collateral. Fair value is generally determined to be the greater of the face value of the debt or the market value of the underlying common stock into which the instrument may be converted.

The unlisted in-the-money options or warrants of companies with the underlying common stock listed on an exchange, Nasdaq or in the over-the-counter market are valued at fair value (the positive difference between the closing price of the underlying common stock and the strike price of the warrant or option). Fair value is generally determined to be the intrinsic value of the option or warrant. An out-of-the money warrant or option has no value; thus, we assign no value to it.

Investments in privately held entities are valued at fair value. If there is no independent and objective pricing authority (i.e. a public market) for such investments, fair value is based on the latest sale of equity securities to independent third parties. If a private entity does not have an independent value established over an extended period of time, then the Investment Adviser will determine fair value on the basis of appraisal procedures established in good faith and approved by the Board of Directors.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 31, 2007, 2006, and 2005 (continued)

As of December 31, 2007 and December 31, 2006, the net unrealized appreciation (depreciation) associated with investments held by the Fund was $(7,568,885) and $5,229,097, respectively. As of December 31, 2007 and December 31, 2006, the Fund had gross unrealized gains of $10,846,388 and $18,216,541, respectively, and gross unrealized losses of $18,415,273 and $12,987,444, respectively.

Note 7 - Restricted Securities

As indicated on the schedules of investments as of December 31, 2007, and December 31, 2006, the Fund holds investments in shares of common stock, the sale of which is restricted to selling under Rule 144. These securities have been valued by the Investment Adviser (subject to the approval of the Board of Directors of the Fund) after considering certain pertinent factors relevant to the individual securities.

Note 8 - Income Taxes

Through December 31, 2005, management followed a policy of distributing all of the Fund’s taxable investment income and realized capital gains within the defined period under the IRC to assure that any Federal income tax on such income, if any, is paid by the Fund’s stockholders. For this reason, no income tax expense was reported by the Fund through December 31, 2005.

During December, 2006, the Board of Directors, in accordance with rules under subchapter M of the IRC, declared a designated undistributed capital gain dividend (“Deemed Distribution”) for 2006 on net taxable long-term capital gains of $18,008,018. The Fund recorded a liability of $6,302,806 (which was paid during the first month of 2007) on its statements of assets and liabilities for taxes payable on behalf of its stockholders as of December 31, 2006. This amount was also recorded as income tax expense paid on behalf of stockholders in the statement of operations for the year ended December 31, 2006. Stockholders of record at December 31, 2006 received a tax credit of $1.41 per share. The balance of $11,705,212 was retained by the Fund.

During December, 2007, the Board of Directors declared a cash dividend of $0.10 per share ($446,397) which was designated as a distribution of realized capital gains in accordance with the IRC to assure that any Federal income tax on such realized capital gains, if any, is paid by the Fund’s stockholders. This dividend was paid to the stockholders during January, 2008.

During December, 2007, the Board of Directors, in accordance with rules under Subchapter M of the IRC, declared a deemed dividend for 2007 on net taxable long-term capital gains of $4,243,244 that remained after the cash dividend. The Fund recorded a liability of $1,485,135 (which was paid during the first month of 2008) on its statements of assets and liabilities for taxes payable on behalf of its stockholders as of December 31, 2007. This amount was also recorded as an income tax expense paid on behalf of stockholders in the statement of operations for the year ended December 31, 2007. Stockholders of record at December 31, 2007 received a tax credit of $0.33 per share. The balance of $2,758,108 was retained by the Fund during 2007.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 31, 2007, 2006, and 2005 (continued)

Note 9 - Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Adviser an incentive fee equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Adviser until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements, as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $2,058,485 and $3,643,308 as of December 31, 2007 and December 31, 2006, respectively.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 31, 2007, 2006, and 2005 (continued)

Note 10 - Financial Highlights - unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Net asset value, beginning of period	$10.84	$12.14

Net investment loss	(0.17)	(0.93)

Net realized and unrealized gain (loss)
on investment	(2.11)	0.03

Total return from investment operations	(2.28)	(0.90)

Distributions:	(0.10)	(0.40)

Net asset value, end of period	$8.46	$10.84

Per share market value, end of period	$6.15	$10.50

Portfolio turnover rate	21.11%	8.95%

Annual return (a)	(41.43)%	(4.55)%

Ratio to average net assets (b):
Net investment loss	(1.65)%	(7.84)%
Expenses, including incentive fees	3.46%	3.71%
Expenses, excluding incentive fee	3.46%	9.62%

(a)
Annual return was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with American Institute of Certified Public Accountants guidelines.

(b)	Average net assets have been computed based on quarterly valuations.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 31, 2007, 2006, and 2005 (continued)

Note 11 - Selected Quarterly Data

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net investment loss	$(115,003)	$(322,584)	$(161,653)	$(153,406)

Net unrealized appreciation (depreciation) on investments	472,619	(1,703,609)	(6,259,982)	(5,307,009)

Net realized gain (loss) on investments	-	2,033,769	2,386,440	453,656

Income tax expense paid on behalf of stockholders	-	-	-	(1,485,135)

Net income (loss)	$357,616	$7,576	$(4,035,195)	$(6,491,894)

Net income (loss) per share	$0 .08	$0.00	$(0.90)	$(1.46)

Weighted average shares outstanding	4,463,967	4,463,967	4,463,967	4,463,967

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Financial Statements
December 31, 2007, 2006, and 2005 (continued)

Note 11 - Selected Quarterly Data (continued)

	2006
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Net investment loss	$(373,174)	$(434,530)	$(83,166)	$(3,297,835)

Net unrealized appreciation (depreciation) on investments	(225,650)	(14,928,440)	(2,379,862)	4,194,029

Net realized gain (loss) on investments	1,188,192	17,623,044	874,823	109,462

Income tax expense paid on behalf of stockholders	-	-	-	(6,302.806)

Net income (loss)	$589,368	$2,260,074	$(1,588,205)	$(5,297,150)

Net income (loss) per share	$0.13	$0.51	$(0.36)	$(1.18)

Weighted average shares outstanding	4,463,967	4,463,967	4,463,967	4,463,967