Form 10-Q
period 2008-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2008-05-14
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☑ No ☐

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
Yes ☐ No ☑.

As of April 30, 2008 the issuer had 4,463,967 shares of common stock outstanding.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

PART I - FINANCIAL INFORMATION

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

Item 1. Financial Statements

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$2,618,934	$3,679,949
Investments at fair value, cost of $43,606,917
and $43,820,011 at March 31, 2008 and
December 31, 2007, respectively	31,122,075	36,251,126
Receivables from broker	519	-
Interest and dividends receivable	154,634	141,402
Prepaid and other assets	9,571	50,663
	$33,905,733	$40,123,140

LIABILITIES AND NET ASSETS

Liabilities:
Accounts payable	$170,462	$57,726
Dividend payable	-	446,397
Accounts payable - affiliate	328,531	374,734
Taxes payable on behalf of stockholders	-	1,485,135

	498,993	2,363,992
Commitments and contingencies

Net assets:
Common stock, $1 par value; authorized 20,000,000
shares; 4,673,867 issued; 4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	27,648,674	27,925,813
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	840,688	-
Net realized gain on investments retained	14,463,320	14,463,320
Net unrealized depreciation of investments	(12,484,842)	(7,568,885)

Net assets, equivalent to $7.48 and $8.46 per share
at March 31, 2008 and December 31, 2007,
respectively	33,406,740	37,759,148
	$33,905,733	$40,123,140

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2008
					% of
	Interest	Maturity		Fair	Investment
	Rate	Date	Cost	Value	Assets

Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (2)	7.00%	01/19/08	$250,000	$250,000	0.80%

iLinc Communications, Inc. -
Convertible promissory note	12.00	03/29/12	500,000	500,000	1.61

Integrated Security Systems, Inc. -
Convertible promissory note (2)	6.00	09/30/08	400,000	400,000	1.29
Promissory note (2)	8.00	09/30/08	525,000	525,000	1.69
Promissory note (2)	7.00	09/30/08	200,000	200,000	0.64
Promissory note (2)	8.00	09/30/08	175,000	175,000	0.56
Promissory note (2)	8.00	09/30/08	450,000	450,000	1.45
Convertible promissory note (2)	8.00	12/14/08	500,000	500,000	1.61
Promissory note (2)	8.00	12/12/08	300,000	300,000	0.96

PetroHunter Energy Corp-
Convertible debenture (1)	8.50	11/05/12	1,000,000	1,000,000	3.21

Pipeline Data, Inc. -
Convertible debenture	8.00	06/29/10	500,000	500,000	1.61

Simtek Corporation -
Convertible debenture	7.50	06/28/09	700,000	859,091	2.76

			$5,500,000	$5,659,091	18.19%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2008
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Advance Nanotech, Inc. -
Common stock	5,796	$11,199	$1,043	0.00%

AuraSound, Inc. -
Common stock	1,000,000	1,000,000	1,030,000	3.31

BPO Management Services, Inc. -
Series D, preferred (2)	104,167	1,000,000	500,000	1.61
Series D2, preferred (2)	52,084	500,000	250,000.80

CaminoSoft Corp. -
Common stock (2)	3,620,873	5,282,384	289,670	0.93

eOriginal, Inc. -
Series A, preferred stock (2)	10,680	4,692,207	145,462	0.47
Series B, preferred stock (2)	25,646	620,329	349,299	1.12
Series C, preferred stock (2)	51,249	1,059,734	698,011	2.24
Series D, preferred stock (2)	36,711	500,000	500,004	1.61

Global Axcess Corporation -
Common stock	953,333	1,261,667	247,867	0.80

Hemobiotech, Inc. -
Common stock	1,200,000	1,284,117	1,320,000	4.24

i2 Telecom -
Common stock	4,165,316	711,200	354,052	1.14

Integrated Security Systems, Inc. -
Common stock (2)	33,987,883	6,119,791	3,046,842	9.79
Series D, preferred stock (2)	7,500	150,000	16,875	0.05

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2008
				% of
			Fair	Investment
	Shares	Cost	Value	Assets

Eligible Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Murdoch Security & Investigations, Inc. -
Common stock (1)	2,500,000	1,250,000	1,250,000	4.02

Narrowstep, Inc. -
Common stock	4,000,000	1,000,000	240,000	0.77

Riptide Worldwide, Inc. (Shea Development Corp.) -
Common stock (2)	1,838,396	1,093,332	643,439	2.07

Simtek Corp. -
Common stock (2)	761,672	1,999,294	1,975,514	6.35

Symbollon Pharmaceuticals, Inc. -
Common stock	607,143	500,000	485,714	1.56

Vertical Branding, Inc. –
Common stock (1) (2)	1,666,667	1,000,000	732,554	2.35

Miscellaneous Securities (3)		-	140,826	0.45

		$31,035,254	$14,217,172	45.68%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2008
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Other Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities

Access Plans USA, Inc. (Precis)-
Common stock (2)	890,500	$2,139,777	$935,025	3.00%

AdStar, Inc. -
Common stock	253,500	330,718	60,840	0.20

Asian Financial, Inc. -
Common stock (1)	130,209	500,000	500,000	1.61

A-Power Energy Generation Systems, Ltd. -
Common stock (2)	48,000	409,256	727,200	2.34

Bovie Medical Corporation -
Common stock	500,000	907,844	3,200,000	10.28

Comtech Group, Inc. -
Common stock	200,000	836,019	2,158,000	6.93

HLS Systems International, Ltd. -
Common stock	58,500	498,557	450,450	1.45

iLinc Communications, Inc. -
Common stock	23,266	13,908	6,282	0.02

Medical Action Industries, Inc. -
Common stock	30,150	237,209	495,365	1.59

Points International, Ltd. -
Common stock	900,000	492,000	2,286,000	7.35

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	March 31, 2008
				% of
			Fair	Investment
	Shares	Cost	Value	Assets

Other Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	227,000	0.73

US Home Systems, Inc. -
Common stock	55,000	276,375	199,650	0.64

		7,071,663	11,245,812	36.13%

		$43,606,917	$31,122,075	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (1)(2)		$32,406,848	$16,491,786	52.99%
Unrestricted Securities		$11,200,069	$14,489,463	46.56%
Other Securities (3)		$0	$140,826	0.45%

(1) Restricted securities from a non-public company, or not fully registered, or held less than 6 months.
(2) Restricted securities due to the Fund having a director on issuer’s board and must comply with Rule 144 as an affiliate
(3) Includes Miscellaneous Securities, such as warrants and options.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	December 31, 2007
					% of
	Interest	Maturity		Fair	Investment
	Rate	Date	Cost	Value	Assets

Eligible Portfolio Investments -
Convertible Debentures and Promissory Notes

CaminoSoft Corp. -
Promissory note (2)	7.00%	01/19/08	$250,000	$250,000	0.69%

iLinc Communications, Inc. -
Convertible promissory note	12.00	03/29/12	500,000	500,000	1.38

Integrated Security Systems, Inc. -
Convertible promissory note (2)	6.00	09/30/08	400,000	400,000	1.10
Promissory note (2)	8.00	09/30/08	525,000	525,000	1.45
Promissory note (2)	7.00	09/30/08	200,000	200,000	0.55
Promissory note (2)	8.00	09/30/08	175,000	175,000	0.48
Promissory note (2)	8.00	09/30/08	450,000	450,000	1.24
Convertible promissory note (2)	8.00	12/14/08	500,000	500,000	1.38
Promissory note (2)	8.00	12/12/08	300,000	300,000	0.83

PetroHunter Energy Corp-
Convertible debenture (1)	8.50	11/05/12	1,000,000	1,466,667	4.05

Pipeline Data, Inc. -
Convertible debenture	8.00	06/29/10	500,000	500,000	1.38

Simtek Corporation -
Convertible debenture	7.50	06/28/09	700,000	738,182	2.04

			$5,500,000	$6,004,849	16.57%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	December 31, 2007
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities

Advance Nanotech, Inc. -
Common stock	5,796	$11,199	$1,652	0.00%

AuraSound, Inc. -
Common stock	1,000,000	1,000,000	1,100,000	3.03

BPO Management Services, Inc. –
Series D, preferred (2)	104,167	1,000,000	716,667	1.98
Series D2, preferred (2)	52,084	500,000	358,333	0.99

CaminoSoft Corp. -
Common stock (2)	3,539,414	5,275,000	283,153	0.78

eOriginal, Inc. -
Series A, preferred stock (2)	10,680	4,692,207	145,462	0.40
Series B, preferred stock (2)	25,646	620,329	349,299	0.96
Series C, preferred stock (2)	51,249	1,059,734	698,011	1.93
Series D, preferred stock (2)	36,711	500,000	500,004	1.38

Gaming & Entertainment Group -
Common stock	112,500	50,625	788	0.00

Gasco Energy, Inc. -
Common stock	775,586	465,352	1,543,416	4.26

Global Axcess Corporation -
Common stock	953,333	1,261,667	324,133	0.89

Hemobiotech, Inc. -
Common stock	1,200,000	1,284,117	1,680,000	4.63

i2 Telecom -
Common stock	237,510	36,200	17,814	0.05
Common stock (2)	3,927,806	675,000	294,585	0.81

Integrated Security Systems, Inc. -
Common stock (2)	30,733,532	5,661,058	2,766,018	7.63
Common stock (1)(2)	2,175,559	400,734	195,800	0.54
Series D, preferred stock (2)	7,500	150,000	16,875	0.05

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	December 31, 2007
	Shares	Cost	Fair Value	% of Investment Assets

Eligible Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Murdoch Security & Investigations, Inc. -
Common stock (1)	2,000,000	1,000,000	1,000,000	2.76

Narrowstep, Inc. -
Common stock (1)	4,000,000	1,000,000	440,000	1.21

Nutradyne Group, Inc.
Common Stock	13,917	12,500	21,571	0.06

Shea Development Corp.
Common stock (1)(2)	1,838,396	1,093,332	643,439	1.78

Simtek Corp. -
Common stock (2)	640,763	1,799,294	1,486,570	4.10
Common stock (1)(2)	90,909	200,000	210,909	0.58

Symbollon Pharmaceuticals, Inc. -
Common stock (2)	607,143	500,000	391,607	1.08

Vertical Branding, Inc. –
Common stock (1) (2)	1,666,667	1,000,000	666,667	1.84

Miscellaneous Securities		-	187,727	0.52

		$31,248,348	$16,040,500	44.24%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	December 31, 2007
	Shares	Cost	Fair Value	% of Investment Assets
Other Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities

Access Plans USA, Inc. (Precis)-
Common stock (2)	890,500	$2,139,777	$952,835	2.63%

AdStar, Inc. -
Common stock	253,500	330,718	96,330	0.27

Asian Financial, Inc. -
Common stock (1)	130,209	500,000	500,000	1.38

Bovie Medical Corporation -
Common stock	500,000	907,844	3,185,000	8.79

Chardan South China Acquisition Corp. -
Common stock (2)	48,000	409,256	640,800	1.77

Comtech Group, Inc. -
Common stock	200,000	836,019	3,222,000	8.89

HLS Systems International, Ltd. -
Common stock	58,500	498,557	521,820	1.44

iLinc Communications, Inc. -
Common stock	23,266	13,908	12,564	0.03

Medical Action Industries, Inc. -
Common stock	30,150	237,209	628,628	1.73

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(unaudited)

	December 31, 2007
	Shares	Cost	Fair Value	% of Investment Assets

Other Portfolio Investments -
Common Stock, Preferred Stock, and Miscellaneous Securities, continued

Points International, Ltd. -
Common stock	900,000	492,000	3,735,000	10.30

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	416,000	1.15

US Home Systems, Inc. -
Common stock	55,000	276,375	294,800	0.81

		7,071,663	14,205,777	39.19%

		$43,820,011	$36,251,126	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares, and Other Securities

Restricted Securities (1)(2)		$33,766,465	$17,229,476	47.54%
Unrestricted Securities		$10,053,546	$18,833,923	51.94%
Other Securities (3)		$0	$187,727	0.52%

(1)	Restricted securities from a non-public company, or not fully registered, or held less than 1 year.
(2)	Restricted securities due to the Fund having a director on issuer’s board and must comply with Rule 144 as an affiliate
(3)	Includes Miscellaneous Securities, such as warrants and options.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Investment income:
Interest income	$112,147	$79,304
Dividend income	18,399	208,884
Other income	11,307	10,876

	141,853	299,064

Expenses:
General and administrative	96,984	87,156
Legal and professional fees	175,210	112,802
Management fee to affiliate	146,797	214,109

	418,991	414,067

Net investment loss	(277,138)	(115,003)

Realized and unrealized gain (loss) on investments:
Net unrealized appreciation (depreciation) of investments	(4,915,956)	472,619
Net realized gain on investments	1,287,083	-

Net gain (loss) on investments	(3,628,873)	472,619

Net income (loss)	$(3,906,011)	$357,616

Net income (loss) per share	$(0.88)	$0.08

Weighted average shares outstanding	4,463,967	4,463,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended March 31,
	2008	2007

From operations:
Net investment loss	$(277,138)	$(115,003)
Net realized gain on investment	1,287,083	-
Net unrealized appreciation (depreciation) of investments	(4,915,956)	472,619

Net income (loss)	(3,906,011)	357,616

From distributions to stockholders:
Cash dividends declared from realized gains	(446,397)	-

Total increase (decrease) in net assets	(4,352,408)	357,616

Net assets:
Beginning of period	37,759,148	48,367,442

End of period	$33,406,740	$48,725,058

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(3,906,011)	$357,616
Adjustments to reconcile net income (loss) to net used in operating activities:
Net decrease (increase) in unrealized depreciation of Investments	4,915,956	(472,619)
Net realized gain on investments	(1,287,083)	-
Increase in due from broker	(519)	-
(Increase) decrease in interest and dividend receivables	(13,232)	66,694
Decrease in prepaid and other assets	41,092	16,287
Increase (decrease) in accounts payable	112,736	(49,765)
Decrease in accounts payable-affiliate	(46,203)	(3,597,786)
Decrease in taxes payable on behalf of shareholders	(1,485,135)	(6,302,806)
Purchase of investments	(315,380)	(653,624)
Proceeds from sale of investments	1,815,558	-

Net cash used in operating activities	(168,221)	(10,636,003)

Cash flows from financing activities:
Cash dividends	(892,794)	–

Net decrease in cash and cash equivalents	(1,061,015)	(10,636,003)

Cash and cash equivalents at beginning of the period	3,679,949	14,835,500

Cash and cash equivalents at end of the period	$2,618,934	$4,199,497

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements
March 31, 2008

Note 1  Organization and Business Purpose

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

Note 2  Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, which reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the interim periods. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Cash and Cash Equivalents

The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2008, cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Fund places its cash and cash equivalents with major U.S. financial institutions.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements
March 31, 2008

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

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of shares outstanding of 4,463,967 during the three months ended March 31, 2008, and March 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

Note 3  Due to/from Broker

The Fund conducts business with various brokers for its investment activities.  The clearing and depository operations for the investment activities are performed pursuant to agreements with these brokers. “Due to broker” represents unsettled purchase transactions and “due from broker” represents unsettled sales transactions. The Fund is subject to credit risk to the extent the brokers are unable to deliver cash balances or securities, or clear security transactions on the Fund’s behalf.  The Investment Adviser actively monitors the Fund’s exposure to these brokers and believes the likelihood of loss under those circumstances is remote. At March 31, 2008 and 2007, the “due from broker” balance was $519 and $0, respectively. There were no “due to broker” balances.

Note 4 Management Fees and Incentive Fees and Reimbursement

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

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements
March 31, 2008

Note 4 Management Fees and Incentive Fees and Reimbursement, continued

The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter, each payment to be due as of the last day of the calendar quarter. The Fund incurred $146,797, and $214,109 during the quarters ended March 31, 2008 and March 31, 2007, respectively, for such management fees.

The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized capital gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year end. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained prior to year end, no incentive fee was recorded during the quarter ended March 31, 2008 and 2007.

The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $3,885 and $106,382 during the quarter ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 and December 31, 2007, the Fund had an account payable of $328,531 and $374,734, respectively, for the amount due for the fees and expense reimbursements disclosed above.

Note 5 Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under Section 55 of the 1940 Act, must be invested in Eligible Portfolio Companies, as defined under Section 2(a)(46) of the 1940 Act. In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then the Fund will be prohibited from making non-eligible investments until such time as the percentage of Eligible Portfolio Investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at March 31, 2008.

Investments

Investments are carried in the statements of assets and liabilities, at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund’s Board of Directors. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible (at the discretion of the Fund) into the common stock of the issuer at a set conversion price. The common stock underlying these securities is generally unregistered and thinly to moderately traded. Generally, the Fund negotiates registration rights at the time of purchase and the portfolio companies are required to register the shares within a designated period and the cost of registration is borne by the portfolio company. Interest on the convertible securities is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements
March 31, 2008

Note 6 Valuation of Investments

Effective January 1, 2008, the Fund adopted FAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and applies to existing accounting pronouncements that require or permit fair value measurements. A fair value hierarchy is established within FAS 157 that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1 inputs); observable inputs based on corroboration with available market data (Level 2 inputs); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3 inputs). The adoption of FAS 157 has not had significant impact on the Fund’s financial statements and has not resulted in any significant changes in the valuation of investments. The Fund’s valuation policies are as follows:

On a weekly basis, RENN Group prepares a valuation to determine fair value of the investments of the Fund. The Board of Directors of the Fund approves the valuation on a quarterly basis. Interim board involvement may occur if material issues arise before quarter end. The valuation principles are described below.

• Unrestricted common stock of companies listed on an exchange, Nasdaq or in the over-the-counter market is valued at the closing price on the date of valuation.

• Restricted common stock of companies listed on an exchange, Nasdaq or in the over-the-counter market is valued based on the quoted price for an otherwise identical unrestricted security of the same issuer that trades in a public market, adjusted to reflect the effect of any significant restrictions.

• Unlisted preferred stock of companies with common stock listed on an exchange, Nasdaq or in the over-the-counter market is valued at the closing price of the common stock into which the preferred stock is convertible on the date of valuation.

• Debt securities are valued at fair value. We consider, among other things, whether a debt issuer is in default or bankruptcy. We also consider the underlying collateral. Fair value is generally determined to be the greater of the face value of the debt or the market value of the underlying common stock into which the instrument may be converted.

• Unlisted in-the-money options or warrants of companies with the underlying common stock listed on an exchange, Nasdaq or in the over-the-counter market are valued at fair value (the positive difference between the closing price of the underlying common stock and the strike price of the warrant or option). An out-of-the money warrant or option has no value; thus, we assign no value to it.

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

The following table shows a summary of investments measured at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of March 31, 2008:

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements
March 31, 2008

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Investments	$31,122,075	$20,282,779	$10,839,296	$-

As of March 31, 2008 and December 31, 2007, the net unrealized appreciation (depreciation) associated with investments held by the Fund was $(12,484,842) and $(7,568,885), respectively. As of March 31, 2008 and December 31, 2007, the Fund had gross unrealized gains of $6,568,792 and $11,002,265, respectively, and gross unrealized losses of $(19,053,634) and $(18,571,150), respectively.

Note 7 Income Taxes

During both December, 2007 and March, 2008, the Board of Directors declared a cash dividend of $0.10 per share, $446,397, which was designated as a distribution of realized capital gains in accordance with the IRC which assured that any Federal income tax on such realized capital gains, if any, is paid by the Fund’s stockholders. These dividends were paid to the stockholders during January and March, 2008, respectively.

During December, 2007, the Board of Directors, in accordance with rules under Subchapter M of the IRC, declared a deemed dividend for 2007 on net taxable long-term capital gains of $4,243,244 that remained after the cash dividend noted above. The Fund recorded a liability of $1,485,135 (which was paid during the first month of 2008) on its statements of assets and liabilities for taxes payable on behalf of its stockholders as of December 31, 2007. This amount was also recorded as an income tax expense paid on behalf of stockholders in the statement of operations for the year ended December 31, 2007. Stockholders of record at December 31, 2007 received a tax credit of $0.33 per share. The balance of $2,758,108 was retained by the Fund during 2007.

Note 8 Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Adviser an incentive fee equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Adviser until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $1,332,710 and $2,058,485 as of March 31, 2008 and December 31, 2007, respectively.

Note 9 Financial Highlights - Unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the quarters ended March 31, 2008, and March 31, 2007 are as follows:

	2008	2007

Net asset value, beginning of period	$8.46	$10.84

Net investment loss	(0.06)	(0.03)
Net realized and unrealized loss on investments	(0.82)	0.11

Total return from investment operations	(0.88)	0.08

Distributions:
From net capital gains	(0.10)	-

Contributions:

From sale of common stock	-	-

Net asset value, end of period	$7.48	$10.92

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements
March 31, 2008

Note 9 Financial Highlights – Unaudited, continued

	2008	2007

Per share market value, end of period	$5.65	$9.15

Portfolio turnover rate	0.94%	0.00%

Quarterly return (a)	(8.13)%	(12.86)%

Ratio to average net assets (b):
Net investment loss	(0.78)%	(0.24)%
Expenses	1.18%	0.41%

(a)
Quarterly return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with American Institute of Certified Public Accountant guidelines.

(b)	Average net assets have been computed based on quarterly valuations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended March 31, 2008:

Asian Financial, Inc. (Duoyuan Digital Printing Technology Industries (China) Co., Ltd.) (Private): During the first quarter of 2008, the Fund received warrants to purchase 15,924 shares of common stock at $5.76 per share. The warrants were issued as a penalty for late registration.

CaminoSoft Corporation (OTCBB:CMSF): In the quarter ended March 31, 2008, the Fund received 81,459 shares of common stock as payment in kind for interest on promissory notes held by the Fund.

Gaming & Entertainment Group, Inc. (OTCPK:GMEI): In the quarter ended March 31, 2008, the Fund sold 112,500 shares of common stock for $519, realizing a loss of $50,106.

Gasco Energy, Inc. (AMEX:GSX): In the quarter ended March 31, 2008, the Fund sold 775,586 shares of common stock for $1,800,348, realizing a gain of $1,334,996.

Integrated Security Systems, Inc. (OTCBB:IZZI): In the first quarter of 2008, the Fund received 976,622 shares of common stock as payment in kind for interest on promissory notes held by the Fund. Russell Cleveland received 102,170 shares of common stock for compensation as a member of the company’s board of directors. Mr. Cleveland’s stock was assigned to the Fund.

Murdoch Security and Investigations, Inc. (Private): In the first quarter of 2008, the Fund purchased 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock at $0.70 per share for $250,000.

Nutradyne Group, Inc. (OTCBB:NRWS): In the first quarter of 2008, the Fund sold 13,917 shares of common stock for $14,692, realizing a gain of $2,192.

Simtek Corporation (Nasdaq:SMTK): During the first quarter of 2008, the Fund received options to purchase 3,168 shares of common stock at $2.75 per share. The options were received in connection with Robert C. Pearson’s compensation as a member of Simtek’s board of directors.

Results of Operations for the Three Months Ended March 31, 2008

For the three months ended March 31, 2008, the Fund experienced a net investment loss in the amount of $277,138, compared to a net investment loss in the amount of $115,003 for the same three-month period in 2007. This change was due in part to a decrease in investment income from $299,064 for the three months ended March 31, 2007 to $141,853 for the comparable period of 2008. This decrease in investment income was primarily attributable to less dividend income being earned in 2008. Dividend income for the three-month period ended March 31, 2008 was $18,399 versus $208,884 for the same period in 2007 as a result of dividends earned on portfolio investments and higher treasury balances during the three-month period in 2007. Also, interest income increased from $79,304 for the three months ended March 31, 2007 to $112,147 for the same period of 2008, primarily due to interest earnings on additional investments during 2008.

General and administrative expenses increased from $87,156 in the three months ended March 31, 2007 to $96,984 for the same period in 2008, primarily due to higher expenses related to insurance, director’s fees, and stockholder relations, offset by a reduction in travel expenses. Legal and professional fees also increased from $112,802 for the three months ended March 31, 2007 to $175,210 for the three months ended March 31, 2008 as a result of an increase in legal and consulting services during the three months ended March 31, 2008. Management fees decreased from $214,109 for the three months ended March 31, 2007, to $146,797 for the same period in 2008, due to a decline in net asset values in 2008.

The net change in unrealized depreciation on investments for the quarter ended March 31, 2007 decreased $472,619 compared to an increase of $4,915,956 for the quarter ended March 31, 2008. This change in unrealized depreciation was due to the fluctuation of market values at each quarter end and the realization of gains or losses upon the disposition of investments.

There were no net realized gains on investments for the quarter ended March 31, 2007 compared to $1,287,083 for the same period of 2008.

Liquidity and Capital Resources

Net assets decreased $4,352,408 during the three month period from $37,759,148 at December 31, 2007, to $33,406,740 at March 31, 2008. This change is attributable to the net realized gains being offset by the net unrealized losses on investments, the declaration of a $0.10 per share dividend, and the net investment loss for the three-month period ended March 31, 2008.

At the end of the first quarter of 2008, the Fund had cash and cash equivalents of $2,618,934 compared to $3,679,949 at December 31, 2007. This decrease is primarily attributable to taxes paid on behalf of stockholders, cash used for new investments and payments of certain liabilities, offset by proceeds from the sale of certain investments.

Accounts payable increased from $57,726 at December 31, 2007 to $170,462 at March 31, 2008 primarily due to an increase in legal and consulting services during 2008. Finally, accounts payable to affiliate decreased from $374,734 at December 31, 2007 to $328,531 at March 31, 2008, reflecting the payment of management fee for 2007 payable to the Fund’s investment adviser, offset by management fee being accrued for the three month period ended March 31, 2008.

The majority of the Fund’s investments in portfolio companies are individually negotiated, are initially not registered for public trading, and are subject to legal and contractual investment restrictions. Accordingly, many of the portfolio investments are considered non-liquid. This lack of liquidity primarily affects the Fund’s ability to make new investments.

From time to time, funds or securities are deposited in margin accounts and invested in government securities. Government securities used as cash equivalents typically consist of U.S. Treasury securities or other U.S. Government and agency obligations having slightly higher yields and maturity dates of three months or less when purchased. These investments qualify for investment as permitted in Section 55(a)(1) through (5) of the 1094 Act. These securities are generally valued at market price as market prices are generally available for these securities.

Contractual Obligations

The Fund has one contract for the purchase of services under which it will have future commitments: the Investment Advisory Agreement, pursuant to which RENN Group has agreed to serve as the Fund’s Investment Adviser. Such agreement has contractual obligations with fees which are based on values of the portfolio investments which the Fund owns. For further information regarding the Fund’s obligations under the Investment Advisory Agreement, see Note 4 of the Financial Statements.

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

A lesser percentage of the Fund’s net assets consist of fixed-rate convertible debentures and other debt instruments as well as convertible preferred securities. Since these instruments are generally priced at a fixed rate, changes in market interest rates do not directly impact interest income, although they could impact the Fund’s yield on future investments in debt instruments. In addition, changes in market interest rates are not typically a significant factor in the Fund’s determination of fair value of its debt instruments, because the Fund generally assumes that the debt instruments will be held to maturity, and the fair value of the debt instruments is determined on the basis of the terms of the particular instrument and the financial condition of the issuer.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Exchange Act Rules 13a-15 and 15d-15, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decision regarding required disclosure.

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

/s/ Russell Cleveland	May 13, 2008
Russell Cleveland, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Barbe Butschek	May 13, 2008
Barbe Butschek, Chief Financial Officer
(Principal Financial Officer)