Form 10-Q
period 2008-06-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2008-08-13
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes             No __x__

As of June 30, 2008 the issuer had 4,463,967 shares of common stock outstanding.

______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Statements of Assets and Liabilities as of June 30, 2008 and December 31, 2007	3

Schedules of Investments as of June 30, 2008 and December 31, 2007	4

Statements of Operations for the three and six months ended June 30, 2008 and 2007	15

Statements of Changes in Net Assets for the six months ended June 30, 2008 and 2007	17

Statements of Cash Flows for the six months ended June 30, 2008 and 2007	18

Notes to Financial Statements	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	31

Item 6. Exhibits	31

PART I. FINANCIAL INFORMATION

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

Item 1. Financial Statements

ASSETS

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$9,901,388	$3,679,949
Investments at fair value, cost of $44,480,177
and $43,820,011 at June 30, 2008 and
December 31, 2007, respectively	27,932,178	36,251,126
Interest and dividends receivable	237,656	141,402
Prepaid and other assets	102,267	50,663
	$38,173,489	$40,123,140

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable	$10,216	57,726
Dividend payable	446,397	446,397
Accounts payable - affiliate	151,656	374,734
Due to broker	8,913,937	-
Taxes payable on behalf of stockholders	-	1,485,135

	9,522,206	2,363,992

Commitments and contingencies

Net assets:

Common stock, $1 par value; authorized 20,000,000
shares; 4,673,867 issued; 4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	27,418,273	27,925,813
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	378,789	-
Net realized gain on investments retained	14,463,320	14,463,320
Net unrealized depreciation of investments	(16,547,999)	(7,568,885)

Net assets, equivalent to $6.42 and $8.46 per share
at June 30, 2008 and December 31, 2007, respectively	28,651,283	37,759,148
	$38,173,489	$40,123,140

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedule of Investments
(Unaudited)

June 30, 2008

Interest	Maturity		Fair	% of Investment
Rate	Date	Cost	Value	Assets

Eligible Porfolio Investments-

   Convertible Debentures and

   Promissory Notes

CaminoSoft Corp. -
Promissory note (2)	7.00%	01/19/08	$250,000	$250,000	0.90%

iLinc Communications, Inc. -
Convertible promissory note	12.00	03/29/12	500,000	500,000	1.79

Integrated Security Systems, Inc. -
Convertible promissory note (2)	6.00	09/30/08	400,000	400,000	1.43
Promissory note (2)	8.00	09/30/08	525,000	525,000	1.88
Promissory note (2)	7.00	09/30/08	200,000	200,000	0.72
Promissory note (2)	8.00	09/30/08	175,000	175,000	0.63
Promissory note (2)	8.00	09/30/08	450,000	450,000	1.61
Convertible promissory note (2)	8.00	12/14/08	500,000	500,000	1.79
Promissory note (2)	8.00	12/12/08	300,000	300,000	1.07

PetroHunter Energy Corp-
Convertible debenture	8.50	11/05/12	1,000,000	1,266,667	4.53

Pipeline Data, Inc. -
Convertible debenture	8.00	06/29/10	500,000	500,000	1.79

Simtek Corporation -
Convertible debenture (2)	7.50	06/28/09	700,000	700,000	2.51

			$5,500,000	$5,766,667	20.65%

 See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedule of Investments (continued)
(Unaudited)

June 30, 2008
Shares	Cost	Fair Value	% of Investment Assets

Eligible Porfolio Investments-

   Common Stock, Preferred Stock,

   and Miscellaneous

Advance Nanotech, Inc. -
Common stock	5,796	$11,198	$1,449	0.00%

AuraSound, Inc. -
Common stock	1,000,000	1,000,000	1,100,000	3.94

BPO Management Services, Inc. –
Series D preferred (2)	104,167	1,000,000	283,333	1.01
Series D2 preferred (2)	104,167	1,000,000	283,333	1.01

CaminoSoft Corp. -
Common stock (2)	3,692,327	5,286,747	257,861	0.92

eOriginal, Inc. -
Series A preferred stock (1)	10,680	4,692,207	145,462	0.52
Series B preferred stock (1)	25,646	620,329	349,299	1.25
Series C preferred stock (1)	51,249	1,059,734	698,011	2.50
Series D preferred stock (1)	36,711	500,000	500,004	1.79

Global Axcess Corporation -
Common stock	1,486,667	1,261,667	247,867	0.89

Hemobiotech, Inc. -
Common stock	1,200,000	1,284,117	1,308,000	4.68

i2 Telecom -
Common stock	4,165,316	711,200	624,797	2.24

Integrated Security Systems, Inc. -
Common stock (2)	33,987,883	6,119,791	1,358,522	4.86
Series D, preferred stock (2)	7,500	150,000	7,500	0.03

 See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedule of Investments (continued)
(Unaudited)

June 30, 2008
Shares	Cost	Fair Value	% of Investment Assets

Eligible Porfolio Investments-

   Common Stock, Preferred Stock,

   and Miscellaneous Securities, continued

Murdoch Security & Investigations, Inc. -
Common stock (1)	2,512,500	1,250,000	1,256,250	4.50

Narrowstep, Inc. -
Common stock	4,000,000	1,000,000	240,000	0.86

Riptide Worldwide, Inc. -
Common stock (2)	1,838,396	1,093,332	735,359	2.63

Simtek Corp. -
Common stock (2)	761,672	1,999,294	1,390,177	4.98

Symbollon Pharmaceuticals, Inc. -
Common stock	607,143	500,000	24,286	0.09

Vertical Branding, Inc. –
Common stock (2)	1,666,667	1,000,000	583,333	2.09

Miscellaneous Securities (3)		-	185,340	0.66

		$31,539,616	$11,580,183	41.45%

 See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedule of Investments (continued)
(Unaudited)

June 30, 2008

Interest	Maturity		Fair	% of Investment
Rate	Date	Cost	Value	Assets

Other Portfolio Investments -
     Convertible Debentures and
     Promissory Notes

Dynamic Green Energy Limited
Promissory note (1)	7.00%	06/10/2011	$1,000,000	$1,000,000	3.58%

			$1,000,000	$1,000,000	3.58%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedule of Investments (continued)
(Unaudited)

June 30, 2008
Shares	Cost	Fair Value	% of Investment Assets

 Other Portfolio Investments -
     Common Stock, Preferred Stock,
     and Miscellaneous Securities

Access Plans USA, Inc. (Precis)-
Common stock (2)	890,500	$2,139,777	$783,640	2.81%

AdStar, Inc. -
Common stock	253,500	213,200	8,364	0.03

Asian Financial, Inc. -
Common stock (1)	130,209	500,000	500,000	1.79

A-Power Energy Generation Systems, Ltd. -
Common stock	48,000	409,256	1,279,200	4.58

Bovie Medical Corporation -
Common stock	500,000	907,844	3,575,000	12.80

COGO Group, Inc. (Comtech) -
Common stock	200,000	836,019	1,822,000	6.52

HLS Systems International, Ltd. -
Common stock	58,500	498,557	306,540	1.10

iLinc Communications, Inc.-
Common stock	23,266	13,908	5,584	0.02

Points International, Ltd. -
Common stock	900,000	492,000	1,080,000	3.87

 See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedule of Investments (continued)
(Unaudited)

June 30, 2008
Shares	Cost	Fair Value	% of Investment Assets

Other Portfolio Investments -
     Common Stock, Preferred Stock,
     and Miscellaneous Securities, continued

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	225,000	0.80

		6,440,561	9,585,328	34.32%

		$44,480,177	$27,932,178	100.00%

Allocation of Investments -
     Restricted Shares, Unrestricted Shares,

     and Other Securities

Private Securities (1)	$9,622,270	4,449,026	15.93%
Restricted Securities (2)	$23,288,941	$9,183,058	32.88%
Unrestricted Securities	$11,568,966	$14,114,754	50.53%
Other Securities (3)	$-	$185,340	0.66%

(1)  Securities in a privately owned company.

(2)  Restricted securities due to the Fund’s having a director on issuer’s board or not registered and held less than 6 months.

(3)  Includes Miscellaneous Securities, such as warrants and options.

 See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedule of Investments (continued)
(Unaudited)

December 31, 2007

Interest	Maturity		Fair	% of Investment
Rate	Date	Cost	Value	Assets

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

 See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedule of Investments (continued)
(Unaudited)

December 31 2007
Shares	Cost	Fair Value	% of Investment Assets

Eligible Porfolio Investments-

   Common Stock, Preferred Stock,

   and Miscellaneous

Advance Nanotech, Inc. -
Common stock	5,796	$11,199	$1,652	0.00%

AuraSound, Inc. -
Common stock	1,000,000	1,000,000	1,100,000	3.03

BPO Management Services, Inc. –
Series D, preferred (2)	104,167	1,000,000	716,667	1.98
Series D2, preferred (2)	52,084	500,000	358,333	0.99

CaminoSoft Corp. -
Common stock (2)	3,539,414	5,275,000	283,153	0.78

eOriginal, Inc. -
Series A preferred stock (2)	10,680	4,692,207	145,462	0.40
Series B preferred stock (2)	25,646	620,329	349,299	0.96
Series C preferred stock (2)	51,249	1,059,734	698,011	1.93
Series D preferred stock (2)	36,711	500,000	500,004	1.38

Gaming & Entertainment Group -
Common stock	112,500	50,625	788	0.00

Gasco Energy, Inc. -
Common stock	775,586	465,352	1,543,416	4.26

Global Axcess Corporation -
Common stock	953,333	1,261,667	324,133	0.89

Hemobiotech, Inc. -
Common stock	1,200,000	1,284,117	1,680,000	4.63

i2 Telecom -
Common stock	237,510	36,200	17,814	0.05
Common stock (2)	3,927,806	675,000	294,585	0.81

Integrated Security Systems, Inc. -
Common stock (2)	30,733,532	5,661,058	2,766,018	7.63
Common stock (1)(2)	2,175,559	400,734	195,800	0.54
Series D, preferred stock (2)	7,500	150,000	16,875	0.05

 See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedule of Investments (continued)
(Unaudited)

December 31 2007
Shares	Cost	Fair Value	% of Investment Assets

Eligible Porfolio Investments-

   Common Stock, Preferred Stock,

   and Miscellaneous, continued

Murdoch Security & Investigations, Inc. -
Common stock (1)	2,000,000	1,000,000	1,000,000	2.76

Narrowstep, Inc. -
Common stock (1)	4,000,000	1,000,000	440,000	1.21

Nutradyne Group, Inc.
Common Stock	13,917	12,500	21,571	0.06

Ripetide Worldwide Inc.
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
Schedule of Investments (continued)
(Unaudited)

December 31 2007
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

iLinc Communications, Inc.-
Common stock	23,266	13,908	12,564	0.03

Medical Action Industries, Inc. -
Common stock	30,150	237,209	628,628	1.73

 See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedule of Investments (continued)
(Unaudited)

December 31 2007
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

(1)     Restricted securities from a non-public company, or not fully registered, or held less than 6 months(2) Restricted securities due to the Fund’s having a director on issuer’s board and having to comply with Rule 144 as an affiliate

(3)     Includes Miscellaneous Securities, such as warrants and options.

 See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations

(Unaudited)

	Three Months Ended June 30
	2008	2007

Investment income:
Interest income	$129,289	$79,333
Dividend income	7,461	69,841
Other income	3,406	5,473
	140,156	154,647

Expenses:
General and administrative	151,295	167,554
Interest expense	29,863	-
Legal and professional fees	61,539	95,535
Management fee to affiliate	127,861	214,142
	370,558	477,231

Net investment loss	(230,402)	(322,584)

Realized and unrealized gain (loss)
on investments:
Net unrealized (depreciation)
of investments	(4,063,158)	(1,703,609)
Net realized gain (loss) on investments	(15,501)	2,033,769

Net gain (loss) on investments	(4,078,659)	330,160

Net income (loss)	$(4,309,061)	$7,576

Net income (loss) per share	$(0.97)	$0.00

Weighted average shares outstanding	4,463,967	4,463,967

  See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations (continued)

(Unaudited)

	Six Months Ended June 30
	2008	2007

Investment income:
Interest income	$241,436	$158,637
Dividend income	25,860	278,725
Other income	14,713	16,349
	282,009	453,711

Expenses:
General and administrative	248,279	254,711
Interest expense	29,863	-
Legal and professional fees	236,749	208,336
Management fee to affiliate	274,658	428,251

	789,549	891,298

Net investment loss	(507,540)	(437,587)

Realized and unrealized gain (loss)
on investments:
Net unrealized (depreciation)
of investments	(8,979,114)	(1,230,989)
Net realized gain on investments	1,271,582	2,033,769

Net gain (loss) on investments	(7,707,532)	802,780

Net income (loss)	$(8,215,072)	$365,193

Net income (loss) per share	$(1.84)	$0.08

Weighted average shares outstanding	4,463,967	4,463,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30
	2008	2007

From operations:
Net investment loss	$(507,540)	$(437,587)
Net realized gain on investments	1,271,582	2,033,769
Net unrealized depreciation of
investments	(8,979,114)	(1,230,989)

Net income (loss)	(8,215,072)	365,193

From distributions to stockholders:
Cash dividends declared	(892,793)	-

Total increase (decrease) in net assets	(9,107,865)	365,193

Net assets:
Beginning of period	37,759,148	48,367,442

End of period	$28,651,283	$48,732,635

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(8,215,072)	$365,193
Adjustments to reconcile net income (loss) to
net provided by (used in) operating activities:
Net change in unrealized depreciation of
investments	8,979,114	1,230,989
Net realized gain on investments	(1,271,582)	(2,033,769)
(Increase) decrease in interest and
dividend receivables	(96,254)	72,072
Decrease in prepaid and other assets	(51,604)	(24,234)
Decrease in accounts payable	(47,510)	(125,424)
Decrease in accounts payable-affiliate	(223,078)	(3,344,818)
Decrease in taxes payable on behalf of shareholders	(1,485,135)	(6,302,806)
Purchase of investments	(1,819,744)	(3,137,073)
Proceeds from sale of investments	2,431,160	3,559,380

Net cash used in operating activities	(1,799,705)	(9,740,490)

Cash flows from financing activities:
Cash dividends paid	(892,793)	-
Net payments/proceeds with broker	8,913,937	-

Net cash provided by financing activity	8,021,144	-

Net increase (decrease) in cash
and cash equivalents	6,221,439	(9,740,490)
Cash and cash equivalents at
beginning of the period	3,679,949	14,835,500
Cash and cash equivalents at
end of the period	$9,901,388	$5,095,010

  See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements

June 30, 2008

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

Cash and Cash Equivalents

The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2008, cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Fund places its cash and cash equivalents with major U.S. financial institutions.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

June 30, 2008

 Income Taxes

The Fund has elected the special income tax treatment available to “regulated investment companies” (“RIC”) under Subchapter M of the Internal Revenue Code (“IRC”), which allows the Fund to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its stockholders. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund’s taxable investment income to its stockholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund’s taxable investment income and realized long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund’s net assets as well as the amount of cash available for distribution to stockholders. Continued qualification as a RIC requires management to satisfy certain investment diversification requirements in future years. There can be no assurance that the Fund will qualify as a RIC in subsequent years.

Federal income taxes payable on behalf of stockholders on realized gains that the Fund elects to retain are accrued and reflected as tax expense paid on behalf of stockholders on the last day of the tax year in which such gains are realized.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of shares outstanding of 4,463,967 during the six months ended June 30, 2008 and 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

Note 3      Due to/from Broker

The Fund conducts business with various brokers for its investment activities.  The clearing and depository operations for the investment activities are performed pursuant to agreements with these brokers. “Due to broker” represents unsettled purchase transactions and “due from broker” represents unsettled sales transactions. The Fund is subject to credit risk to the extent the brokers are unable to deliver cash balances or securities, or clear security transactions on the Fund’s behalf.  The Investment Adviser actively monitors the Fund’s exposure to these brokers and believes the likelihood of loss under those circumstances is remote.  At June 30, 2008 there was a “due to broker” balance of $8,913,937, for short-term investment purposes which was secured by U.S. Treasury Bills totalling $8,984,075 which are included in cash and cash equivalents.

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

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

June 30, 2008

Note 4     Management Fees and Incentive Fees and Reimbursement, continued

•

The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter, each payment to be due as of the last day of the calendar quarter. The Fund incurred $274,658 and $428,251 during the six months ended June 30, 2008 and 2007, respectively, for such management fees.

•

The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized capital gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year end. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained prior to year end, no incentive fee was recorded during the six months ended June 30, 2008 and 2007.

•

The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $17,229 and $141,615 during the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008 and December 31, 2007, the Fund had an account payable of $151,656 and $374,734, respectively, for the amount due for the fees and expense reimbursements disclosed above.

Note 5     Eligible Portfolio Companies and Investments

     Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Paragraph 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Paragraphs 55(a)(1) through (7) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under Section 55 of the 1940 Act, must be invested in securities listed in Paragraphs 55(a)(1) though (6) of the 1940 Act (“Eligible Portfolio Investments”). In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then the Fund will be prohibited from making non-eligible investments until such time as the percentage of Eligible Portfolio Investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at June 30, 2008.

     Investments

Investments are carried in the statements of assets and liabilities, at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund’s Board of Directors. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible (at the discretion of the Fund) into the common stock of the issuer at a set conversion price. The common stock underlying these securities is generally unregistered and thinly-to-moderately traded. Generally, the Fund negotiates registration rights at the time of purchase and the companies are required to register the shares within a designated period and the cost of registration is borne by the portfolio company. Interest on the convertible securities is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certainconditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

June 30, 2008

Note 6     Valuation of Investments

Effective January 1, 2008, the Fund adopted FAS 157, Fair Value Measurements ("FAS 157"), which establishes a framework for measuring fair value and applies to existing accounting pronouncements that require or permit fair value measurements. A fair value hierarchy is established within FAS 157 that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1 inputs); observable inputs based on corroboration with available market data (Level 2 inputs); and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3 inputs). The adoption of FAS 157 has not had significant impact on the Fund’s financial statements and has not resulted in any significant changes in the valuation of investments. The Fund’s valuation policies are as follows:

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

•

Unlisted in-the-money options or warrants of companies with the underlying common stock listed on an exchange, Nasdaq or in the over-the-counter market are valued at fair value (the positive difference between the closing price of the underlying common stock and the strike price of the warrant or option). An out-of-the money warrant or option has no value; thus, the Fund assigns no value to it.

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

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

June 30, 2008

The following table shows a summary of investments measured at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of June 30, 2008:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Investments	$27,932,178	$16,956,979	$10,975,199	$-

As of June 30, 2008 and December 31, 2007, the net unrealized depreciation associated with investments held by the Fund was $(16,547,999) and $(7,568,885), respectively. As of June 30, 2008 and December 31, 2007, the Fund had gross unrealized gains of $5,935,092 and $11,002,265, respectively, and gross unrealized losses of $22,483,091 and $18,571,150, respectively.

Note 7   Dividends

During December 2007, and March and June 2008, the Board of Directors declared a cash dividend of $0.10 per share, $446,397, which was estimated and designated as a distribution of realized capital gains in accordance with the IRC which assured that any Federal income tax on such realized capital gains, if any, is paid by the Fund’s stockholders. These dividends were paid to the stockholders during January, March, and July 2008, respectively.

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

Note 8     Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Adviser an incentive fee equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Adviser until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements, as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $516,979 and $2,058,485 as of June 30, 2008 and December 31, 2007, respectively.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

June 30, 2008

Note 9     Financial Highlights - Unaudited

Selected per share data and ratios for each share of common stock outstanding throughout the six months ended June 30, 2008, and 2007 are as follows:

	2008	2007

Net asset value, beginning of period	$8.46	$10.84

Net investment loss	(0.11)	(0.10)

Net realized and unrealized loss on investment	(1.73)	0.18
Total return from investment operations	(1.84)	0.08
Distributions:
From net capital gains	(0.20)	-

Net asset value, end of period	$6.42	$10.92

Per share market value, end of period	$5.12	8.95

Portfolio turnover rate	5.73%	7.11%

Quarterly return (a)	(16.75)%	(14.76)%
Ratio to average net assets (b):
Net investment loss	(1.52)%	(0.66)%
Expenses	2.37%	0.98%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended June 30, 2008:

Adstar, Inc. (OTCBB:ADST): During the second quarter of 2008, the Fund sold 89,500 shares of common stock for $7,117, realizing a loss of $110,402.

BPO Management Services, Inc. (OTCBB:BPOM): In the quarter ended June 30, 2008, the Fund exercised warrants to purchase 52,083 shares of preferred stock for $500,000.

CaminoSoft Corporation (OTCBB:CMSF): In the quarter ended June 30, 2008, the Fund received 71,454 shares of common stock as payment in kind for interest on promissory notes held by the Fund. The shares had a cost basis of $4,363.

Dynamic Green Energy Limited (Private): In the quarter ended June 30, 2008, the Fund invested $1,000,000 in a 7% promissory note.

Medical Action Industries, Inc. (Nasdaq:MDCI): In the second quarter of 2008, the Fund sold 30,150 shares of common stock for $354,061, realizing a gain of $116,852.

PetroHunter Energy Corporation (OTCBB:PHUN): In the second quarter of 2008, the Fund received warrants to purchase 266,667 shares of common stock at $0.255 per share. The warrants were received as payment in kind for interest on a promissory note held by the Fund.

US Home Systems, Inc. (Nasdaq:USHS): During the second quarter of 2008, the Fund sold 55,000 shares of common stock for $252,501, realizing a loss of $23,874.

Vertical Branding, Inc. (OTCBB:VBDG): In the second quarter of 2008, the Fund received options to purchase 15,000 shares of common stock at $0.37 per share. The options were received in connection with Robert C. Pearson’s compensation as a member of Vertical Branding’s board of directors.

Results of Operations for the Three Months Ended June 30, 2008

For the three months ended June 30, 2008, the Fund experienced a net investment loss in the amount of $230,402 compared to a net investment loss in the amount of $322,584 for the same three month period in 2007. This change was due in part to a decrease in investment income from $154,647 for the three months ended June 30, 2007 to $140,156 for the comparable period of 2008. This decrease in investment income was primarily attributable to less dividend income being earned in 2008. Dividend income for the three month period ended June 30, 2008 was $7,461 versus $69,841 for the same period in 2007. Also, interest income increased from $79,333 for the three months ended June 30, 2007 to $129,289 for the same period of 2008, primarily due to interest earnings on additional investments during 2008.

During the second quarter of 2008, the Fund had interest expense of $29,863 on its margin balance carried by brokerage. There was no interest expense for the same period of 2007. Legal and professional fees decreased from $95,535 for the three months ended June 30, 2007 to $61,538 for the three months ended June 30, 2008 as a result of a decrease in legal and consulting services.  Management fees decreased from $214,142 for the three months ended June 30, 2007, to $127,861 for the same period in 2008, due to a decline in net asset values in 2008.

The net change in unrealized depreciation on investments for the quarter ended June 30, 2008 increased by $4,063,158 compared to the $1,703,609 for the quarter ended June 30, 2007. This increase in unrealized depreciation was due to the decline of market values and the realization of gains or losses upon the disposition of investments.

Net realized losses on investments for the quarter ended June 30, 2008 were $15,501 compared to net realized gains on investments of $2,033,769 for the same period of 2007.

Results of Operations for the Six Months Ended June 30, 2008

For the six months ended June 30, 2008, the Fund experienced a net investment loss in the amount of $507,540 compared to a net investment loss in the amount of $437,587 for the same six-month period in 2007. This change was due in part to a decrease in investment income from $453,711 for the six months ended June 30, 2007 to $282,009 for the comparable period of 2008. This decrease in investment income was primarily attributable to less dividend income being earned in 2008. Dividend income for the six-month period ended June 30, 2008 was $25,860 versus $278,725 for the same period in 2007 as a result of dividends earned on portfolio investments and greater cash balances which earned dividends during the six-month period in 2007. Interest income increased from $158,637 for the six months ended June 30, 2007 to $241,436 for the same period of 2008, primarily due to interest earnings on additional investments during 2008.

During the six-month period ended June 30, 2008, the Fund had interest expense of $29,863 on its margin balance carried by brokerage. There was no interest expense for the same period of 2007. Legal and professional fees increased from $208,336 for the six months ended June 30, 2007 to $236,749 for the six months ended June 30, 2008 as a result of an increase in legal services during the six months ended June 30, 2008. Management fees decreased from $428,251 for the six months ended June 30, 2007, to $274,658 for the same period in 2008, due to a decline in net asset values in 2008.

The net change in unrealized depreciation on investments for the six months ended June 30, 2008 increased $8,979,114 compared to an increase of $1,230,989 for the six months ended June 30, 2007. This change in unrealized depreciation was due to the decline of market values and the realization of gains or losses upon the disposition of investments.

Net realized gains on investments for the six months ended June 30, 2008 were $1,271,582 compared to net realized gains of $2,033,769 for the same period of 2007.

Liquidity and Capital Resources

Net assets decreased $9,107,865 during the six-month period from $37,759,148 at December 31, 2007, to $28,651,283 at June 30, 2008. This decline is primarily attributable to the decline of market values of investments during 2008.  Additionally, the Fund had net realized gains totaling $1,271,582 offset by a net investment loss of $507,540 during the six-months ended June 30, 2008.  Finally, the Fund declared cash dividends totally $892,793 during the same period.

At the end of the second quarter of 2008, the Fund had cash and cash equivalents of $9,901,388 compared to $3,679,949 at December 31, 2007. This increase is primarily attributable to U.S. Treasury Bills purchased with a short-term liability totalling $8,913,937, which was repaid within a few days following the quarter ended June 30, 2008.

Accounts payable decreased from $57,726 at December 31, 2007 to $10,216 at June 30, 2008.  Accounts payable to affiliate decreased from $374,734 at December 31, 2007 to $151,656 at June 30, 2008, reflecting the payment of management fees and expenses for 2007 and the first quarter of 2008, offset by accrued management fees for the three month period ended June 30, 2008.

The majority of the Fund’s investments in portfolio companies are individually negotiated, are initially not registered for public trading, and are subject to legal and contractual investment restrictions. Accordingly, many of the portfolio investments are considered non-liquid. This lack of liquidity primarily affects the Fund’s ability to make new investments.

From time to time, funds or securities are deposited in margin accounts and invested in government securities. Government securities used as cash equivalents typically consist of U.S. Treasury securities or other U.S. Government and agency obligations having slightly higher yields and maturity dates of three months or less when purchased. These investments qualify for investment as permitted in Paragraphs 55(a)(1) through (7) of the 1940 Act. These securities are generally valued at market price as market prices are generally available for these securities.

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

A lesser percentage of the Fund’s net assets consists of fixed-rate convertible debentures and other debt instruments as well as convertible preferred securities. Since these instruments are generally priced at a fixed rate, changes in market interest rates do not directly impact interest income, although they could impact the Fund’s yield on future investments in debt instruments. In addition, changes in market interest rates are not typically a significant factor in the Fund’s determination of fair value of its debt instruments, because the Fund generally assumes that the debt instruments will be held to maturity, and the fair value of the debt instruments is determined on the basis of the terms of the particular instrument and the financial condition of the issuer.

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

     We May be Unable to Participate in Certain Investment Opportunities. As a Business Development Company, we are required to invest at least 70% of our assets directly in Eligible Portfolio Investments. As a result, we will be unable to make new investments that are not considered Eligible Portfolio Investments if at any time we have less than 70% of our portfolio invested that are Eligible Portfolio Investments.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

/s/ Russell Cleveland______________________	August 13, 2008
Russell Cleveland, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Barbe Butschek__________________________	August 13, 2008
Barbe Butschek, Chief Financial Officer
(Principal Financial Officer)