Form 10-Q
period 2008-09-30
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2008-11-12
CIK 919567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

75206
(Zip Code)

214-891-8294

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

XYes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                       Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)  X      Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes    X  No

As of September 30, 2008 the issuer had 4,463,967 shares of common stock outstanding.

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

PART I. FINANCIAL INFORMATION

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

Item 1. Financial Statements

ASSETS

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$3,050,161	$3,679,949
Investments at fair value, cost of $41,750 ,587
and $43,820,011 at September 30, 2008 and
December 31, 2007, respectively	19,445,828	36,251,126
Interest and dividends receivable	162,374	141,402
Prepaid and other assets	66,663	50,663
	$22,725,026	$40,123,140

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable	$15,662	$57,726
Dividend payable	446,397	446,397
Accounts payable - affiliate	94,648	374,734
Taxes payable on behalf of stockholders	-	1,485,135

	556,707	2,363,992
Commitments and contingencies
Net assets:
Common stock, $1 par value; authorized 20,000,000
shares; 4,673,867 issued; 4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	27,070,858	27,925,813
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Net realized gain on investments retained	14,463,320	14,463,320
Net unrealized depreciation of investments	(22,304, 759)	(7,568,885)

Net assets, equivalent to $4.97 and $8.46 per share
at September 30, 2008 and December 31, 2007,	22,168,319	37,759,148
respectively	$22,725,026	$40,123,140

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments
(Unaudited)

September 30, 2008

Interest	Maturity		Fair	% of Investment
Rate	Date	Cost	Value	Assets

Eligible Porfolio Investments-

   Convertible Debentures and

   Promissory Notes

CaminoSoft Corp. -
Debenture (2)	7.00%	04/30/09	$250,000	$250,000	1.29%

iLinc Communications, Inc. -
Convertible promissory note	12.00	03/29/12	500,000	500,000	2.57

Integrated Security Systems, Inc. -
Convertible debenture (2)	6.00	06/16/09	400,000	400,000	2.06
Debenture (2)	8.00	09/30/09	525,000	525,000	2.70
Debenture (2)	7.00	09/30/09	200,000	200,000	1.03
Debenture (2)	8.00	09/30/09	175,000	175,000	0.90
Debenture (2)	8.00	09/30/09	450,000	450,000	2.31
Convertible debenture (2)	8.00	12/14/09	500,000	500,000	2.57
Debenture (2)	8.00	12/12/09	300,000	300,000	1.54

PetroHunter Energy Corp-
Convertible debenture	8.50	11/05/12	1,000,000	1,000,000	5.14

Pipeline Data, Inc. -
Convertible debenture	8.00	06/29/10	500,000	500,000	2.57

			$4,800,000	$4,800,000	24.68%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(Unaudited)

September 30, 2008
Shares	Cost	Fair Value	% of Investment Assets

Eligible Porfolio Investments-

   Common Stock, Preferred Stock,

   and Miscellaneous

Advance Nanotech, Inc. -
Common stock	5,796	$11,199	$1,043	0.01%

AuraSound, Inc. -
Common stock	1,000,000	1,000,000	1,000,000	5.14

BPO Management Services, Inc. –
Series D preferred (2)	104,167	1,000,000	183,333	0.94
Series D2 preferred (2)	104,167	1,000,000	183,333	0.94

Business Process Outsourcing, Inc. – Common Stock (1)	18,349	20,000	79,268	0.41

CaminoSoft Corp. -
Common stock (2)	3,752,444	5,291,110	298,427	1.53

eOriginal, Inc. -
Series A preferred stock (2)	10,680	4,692,207	40,904	0.21
Series B preferred stock (2)	25,646	620,329	98,224	0.51
Series C preferred stock (2)	51,249	1,059,734	196,284	1.01
Series D preferred stock (2)	36,711	500,000	140,603	0.72

Global Axcess Corporation -
Common stock	953,333	1,261,667	238,333	1.23

Hemobiotech, Inc. -
Common stock	1,200,000	1,284,117	1,200,000	6.17

i2 Telecom -
Common stock	4,165,316	711,200	395,705	2.04

Integrated Security Systems, Inc. -
Common stock (2)	37,940,146	6,274,733	754,347	3.88
Series D, preferred stock (2)	7,500	150,000	3,750	0.02

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(Unaudited)

September 30, 2008
Shares	Cost	Fair Value	% of Investment Assets

Eligible Porfolio Investments-

   Common Stock, Preferred Stock,

   and Miscellaneous Securities, continued

Murdoch Security & Investigations, Inc. -
Common stock (1)	2,555,000	1,250,000	1,275,000	6.56

Narrowstep, Inc. -
Common stock	4,000,000	1,000,000	80,000	0.41

Riptide Worldwide, Inc. (Shea Development Corp.) -
Common stock (2)	1,838,396	1,093,332	165,455	0.85

Symbollon Pharmaceuticals, Inc. -
Common stock	607,143	500,000	17,000	0.09

Vertical Branding, Inc. –
Common stock (2)	1,686,725	1,008,628	624,088	3.21

Miscellaneous Securities (3)		8,878	93,586	0.48

		$29,737,134	$7,068,683	36.36%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(Unaudited)

September 30, 2008

Interest	Maturity		Fair	% of Investment
Rate	Date	Cost	Value	Assets

Other Portfolio Investments -
     Convertible Debentures and
     Promissory Notes

Dynamic Green Energy Limited
Promissory note (1)	7.00%	06/10/2011	$1,000,000	$1,000,000	5.14%

			$1,000,000	$1,000,000	5.14%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(Unaudited)

September 30, 2008
Shares	Cost	Fair Value	% of Investment Assets

 Other Portfolio Investments -
     Common Stock, Preferred Stock,
     and Miscellaneous Securities

Access Plans USA, Inc. (Precis)-
Common stock (2)	890,500	$2,139,777	$293,865	1.51%

A-Power Energy Generation Systems, Ltd. -
Common stock (2)	48,000	409,256	430,080	2.21

Asian Financial, Inc. -
Common stock (1)	130,209	500,000	500,000	2.57

Bovie Medical Corporation -
Common stock	500,000	907,844	3,421,000	17.59

COGO Group, Inc. (Comtech) -
Common stock	200,000	836,019	1,054,000	5.42

HLS Systems International, Ltd. -
Common stock	58,500	498,557	234,000	1.20

Points International, Ltd. -
Common stock	900,000	492,000	520,200	2.68

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	124,000	0.64%

		6,213,453	6,577,145	33.82%

		$41,750,587	$19,445,828	100.00%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)
(Unaudited)

Allocation of Investments -
     Restricted Securities, Unrestricted Securities,

          and Other Securities

	September 30, 2008
	Cost	Fair Value	% of Investment Assets

Private Securities (1)	$9,642,270	$3,330,283	17.13%
Restricted Securities (2)	$19,664,248	$5,141,143	26.44%
Unrestricted Securities	$12,435,191	$10,880,816	55.95%
Other Securities (3)	$8,878	$93,586	0.48%

(1)	Securities in a privately owned company.
(2)	Restricted securities due to the Fund’s having a director on issuer’s board or held less than 6 months.
(3)	Includes Miscellaneous Securities, such as warrants and options.

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

Allocation of Investments -
     Restricted Shares, Unrestricted Shares,

          and Other Securities

Restricted Securities (1)(2)	$33,766,465	$17,229,476	47.54%
Unrestricted Securities	$10,053,546	$18,833,923	51.94%
Other Securities (3)	$-	$187,727	0.52%

(1)	Restricted securities from a non-public company, or not fully registered, or held less than 1 year.
(2)	Restricted securities due to the Fund’s having a director on issuer’s board and having to comply with Rule 144 as an affiliate.
(3)	Includes Miscellaneous Securities, such as warrants and options.

 See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2008	2007

Investment income:
Interest income	$112,640	$85,979
Dividend income	3,429	106,209
Other income	51,335	-
	167,404	192,188

Expenses:
General and administrative	82,245	91,082
Interest expense	10,978	-
Legal and professional fees	65,813	66,348
Management fee to affiliate	99,374	196,411
	258,410	353,841

Net investment loss	(91,006)	(161,653)

Realized and unrealized gain (loss)
on investments:
Net unrealized (depreciation)
of investments	(5,756,759)	(6,259, 982)
Net realized gain (loss) on investments	(188,802)	2,386,440

Net loss on investments	(5,945,561)	(3,873,542)

Net loss	$(6,036, 567)	$(4,053,195)

Net loss per share	$(1.35)	$(0.90)

Weighted average shares outstanding	4,463,967	4,463,967

  See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations (continued)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Investment income:
Interest income	$354,076	$244,616
Dividend income	29,289	386,696
Other income	66,048	14,587
	449,413	645,899

Expenses:
General and administrative	330,524	345,792
Interest expense	40,841	-
Legal and professional fees	302,562	274,685
Management fee to affiliate	374,032	624,662

	1,047,959	1,245,139

Net investment loss	(598,546)	(599,240)

Realized and unrealized gain (loss)
on investments:
Net unrealized (depreciation)
of investments	(14,735, 873)	(7,490, 972)
Net realized gain on investments	1,082,780	4,420,209

Net loss on investments	(13,653, 093)	(3,070,763)

Net loss	$(14,251,639)	$(3,670,003)

Net loss per share	$(3.19)	$(0.82)

Weighted average shares outstanding	4,463,967	4,463,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30,
	2008	2007

From operations:
Net investment loss	$(598,546)	$(599,240)
Net realized gain on investments	1,082,780	4,420,209
Net unrealized depreciation of investments	(14,735, 873)	(7,490, 972)

Net income (loss)	(14,251, 639)	(3,670,003)
From distributions to stockholders:
Cash dividends declared	(1,339,190)	-

Total decrease in net assets	(15,590, 829)	(3,670,003)
Net assets:
Beginning of period	37,759,148	48,367,442

End of period	$22,168, 319	$44,697, 439

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating and investing activities:
Net loss	$(14,251,639)	$(3,670,003)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Net decrease in unrealized depreciation of
investments	14,735,873	7,490,972
Net realized gain on investments	(1,082,780)	(4,420,209)
Increase in due from broker	-	(644,091)
(Increase) decrease in interest and
dividend receivables	(20,972)	57,949
Increase in prepaid and other assets	(16,000)	(41,232)
Decrease in accounts payable	(42,064)	(99,422)
Increase in due to broker	-	664,117
Decrease in accounts payable-affiliate	(280,086)	(3,102,019)
Decrease in taxes payable on behalf of shareholders	(1,485,135)	(6,302,806)
Purchase of investments	(2,017,428)	(6,012,549)
Proceeds from sale of investments	5,169,633	7,035,362

Net cash provided by (used in) operating and investing activities	709,402	(9,043,931)

Cash flows from financing activities:
Cash dividends paid	(1,339,190)	-

Net decrease in cash
and cash equivalents	(629,788)	(9,043,931)
Cash and cash equivalents at
beginning of the period	3,679,949	14,835,500
Cash and cash equivalents at
end of the period	$3,050,161	$5,791,569

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements

September 30, 2008

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

Cash and Cash Equivalents

The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2008, cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts.   To minimize this risk, the Fund places its cash and cash equivalents with major U.S. financial institutions.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

September 30, 2008

Note 2      Summary of Significant Accounting Policies, continued

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

Net Loss Per Share

Net loss per share is based on the weighted average number of shares outstanding of 4,463,967 during the three and nine months ended September 30, 2008 and 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

Note 3      Due to/from Broker

The Fund conducts business with various brokers for its investment activities.  The clearing and depository operations for the investment activities are performed pursuant to agreements with these brokers. “Due to broker” represents unsettled purchase transactions and “due from broker” represents unsettled sales transactions. The Fund is subject to credit risk to the extent the brokers are unable to deliver cash balances or securities, or clear security transactions on the Fund’s behalf.  The Investment Adviser actively monitors the Fund’s exposure to these brokers and believes the likelihood of loss under those circumstances is remote.  At September 30, 2008 there was not a “due to broker” or “due from broker” balance.

Note 4     Management Fees and Incentive Fees and Reimbursement

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the “Agreement”), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund.  In addition, under the Agreement,  the

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

September 30, 2008

 Note 4     Management Fees and Incentive Fees and Reimbursement, continued

 Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under either the Agreement or the prospectus is as follows:

•

The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter, each payment to be due as of the last day of the calendar quarter. The Fund incurred management fees totaling $374,032 and $624,662 during the nine months ended September 30, 2008 and 2007, respectively.

•

The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized capital gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year-end. Because the incentive fee is calculated, accrued, and paid on an annual basis as of each year end and no probability or estimate of the ultimate fee can be ascertained prior to year end, no incentive fee was recorded during the nine months ended September 30, 2008 and 2007.

•

The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $31,837 and $144,122 during the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 and December 31, 2007, the Fund had an account payable of $94,648 and $374,734, respectively, for the amount due for the fees and expense reimbursements disclosed above.

Note 5     Eligible Portfolio Companies and Investments

     Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Paragraph 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Paragraphs 55(a)(1) through (7) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under Section 55 of the 1940 Act, must be invested in securities listed in Paragraphs 55(a)(1) though (6) of the 1940 Act (“Eligible Portfolio Investments”). In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then the Fund will be prohibited from making non-eligible investments until such time as the percentage of Eligible Portfolio Investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at September 30, 2008.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

September 30, 2008

Note 5     Eligible Portfolio Companies and Investments, continued

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

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

September 30, 2008

Note 6     Valuation of Investments, continued

•     Unlisted in-the-money options or warrants of companies with underlying common stock listed on an exchange, Nasdaq or in the over-the-counter market are valued at fair value (the positive difference between the closing price of the underlying common stock and the strike price of the warrant or option). An out-of-the money warrant or option has no value; thus, the Fund assigns no value to it.

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

The following table shows a summary of investments measured at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of September 30, 2008:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Investments	$19,445,828	$10,783,401	$8,662,427	$-

As of September 30, 2008 and December 31, 2007, the net unrealized depreciation associated with investments held by the Fund was $(22,304,759) and $(7,568,885), respectively. As of September 30, 2008 and December 31, 2007, the Fund had gross unrealized gains of $3,005,252 and $11,002,265, respectively, and gross unrealized losses of $25,310,011 and $18,571,150, respectively.

Note 7     Income Taxes

During December 2007, and March, June and September 2008, the Board of Directors declared a cash dividend of $0.10 per share, $446,397, which was estimated and designated as a distribution of realized capital gains and return of capital in accordance with the IRC which assured that any Federal income tax on such realized capital gains, if any, is paid by the Fund’s stockholders. These dividends were paid to the stockholders during January, March, July and October 2008, respectively.

During December 2007, the Board of Directors, in accordance with rules under Subchapter M of the IRC, declared a deemed dividend for 2007 on net taxable long-term capital gains of $4,243,244 that remained after the cash dividend noted above. The Fund recorded a liability of $1,485,135 (which was paid during the first month of 2008) for taxes payable on behalf of its stockholders as of December 31, 2007. This amount was also recorded as an income tax expense paid on behalf of stockholders in the statement of operations for the year ended December 31, 2007. Stockholders of record at December 31, 2007 received a tax credit of $0.33 per share. The balance of $2,758,108 was retained by the Fund during 2007.

Note 8     Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Adviser an incentive fee equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

September 30, 2008

Note 8     Commitments and Contingencies, continued

Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Adviser until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements, as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $0 and $2,058,485 as of September 30, 2008 and December 31, 2007, respectively.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

September 30, 2008

Note 9     Financial Highlights - Unaudited

Selected per-share data and ratios for each share of common stock outstanding throughout the nine months ended September 30, 2008, and 2007 are as follows:

	2008	2007
Net investment loss	(0.13)	(0.14)

Net realized and unrealized loss on investment	(3.06)	(0.69)
Total return from investment operations	(3.19)	(0.83)

Distributions:
From net capital gains	(0.24)	-
From return of capital	(0.06)	-

Net asset value, end of period	$4.97	$10.01

Per-share market value, end of period	$4.26	7.95

Portfolio turnover rate	7.03%	10.80%

Quarterly return (a)	(30.73)%	(24.26)%
Ratio to average net assets (b):
Net investment loss	(1.96)%	(1.26)%
Expenses	3.44%	2.61%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended September 30, 2008:

Adstar, Inc. (OTCBB:ADST): During the third quarter of 2008, the Fund sold 164,000 shares of common stock for $3,350, realizing a loss of $209,849. The Fund is no longer invested in Adstar, Inc.

Business Process Outsourcing (Private): In the quarter ended September 30, 2008, the Fund exercised warrants to purchase 18,349 shares of common stock for $20,000.

CaminoSoft Corporation (OTCBB:CMSF): In the quarter ended September 30, 2008, the Fund received 60,117 shares of common stock as payment in kind for interest on promissory notes held by the Fund. The shares had a cost basis of $4,363.

iLinc Communications, Inc. (AMEX:ILC): In the quarter ended September 30, 2008, the Fund sold 23,266 shares of common stock for $4,127, realizing a loss of $9,781.

Integrated Security Systems, Inc. (OTCBB:IZZI): In the third quarter of 2008, the Fund received 3,626,508 shares of common stock as payment in kind for interest on promissory notes held by the Fund. The shares had a cost basis of $129,200. During the third quarter of 2008, the Fund received an additional 110,755 shares of common stock. The shares were received in connection with Russell Cleveland’s compensation as a member of Integrated Security Systems’ board of directors. The shares had a cost basis of $4,242. The Fund also received 215,000 shares of common stock as compensation for extending the maturity date of certain promissory notes held by the Fund. The shares had a cost basis of $21,500.

Murdoch Security and Investigations, Inc. (Private): In the third quarter of 2008, the Fund received 37,500 shares of common stock as compensation for the company not going public by a specified date.

PetroHunter Energy Corporation (OTCBB:PHUN): In the third quarter of 2008, the Fund received warrants to purchase 133,333 shares of common stock at $0.255 per share. The warrants were received as payment in kind for interest on a promissory note held by the Fund.

Simtek Corporation (Nasdaq:SMTK): During the third quarter of 2008, the Fund tendered its 1,050,047 shares for $2,730,122, realizing a gain of $30,509. This was done in connection with Cypress Semiconductor Corporation’s acquisition of Simtek. The Fund is no longer invested in Simtek Corporation.

Vertical Branding, Inc. (OTCBB:VBDG): In the third quarter of 2008, the Fund received 20,058 shares of common stock, options to purchase 15,000 shares of common stock at $0.37 per share and options to purchase 15,087 shares of common stock at $0.49 per share. These securities were received in connection with Robert C. Pearson’s compensation as a member of Vertical Branding’s board of directors. The securities had an aggregate cost basis of $17,506.

Results of Operations for the Three Months Ended September 30, 2008

For the three months ended September 30, 2008, the Fund had a net investment loss in the amount of $91,006 compared to a net investment loss in the amount of $161,653 for the same three month period in 2007. This change was due in part to a decrease in investment income from $192,188 for the third quarter of 2007 to $167,404 for the comparable period of 2008. This decrease in investment income was primarily attributable to less dividend income being earned in 2008. Dividend income for the three month period ended September 30, 2008 was $3,429 compared to $106,209 for the same period in 2007. Also, interest income increased from $85,979 for the third quarter of 2007 to $112,640 for the same period of 2008, primarily due to interest earnings on additional investments during 2008. Other income for the three months ended September 30, 2008 was $51,335 versus $0 for the same period of 2007.  The other income for the quarter was comprised of investment income earned from the extension of debentures and  from compensation for service as board members of portfolio companies.

During the third quarter of 2008, the Fund incurred interest expense of $10,978 on its margin balance carried by brokerage. There was no interest expense for the same period of 2007. Management fees decreased from $196,411 for the three months ended September 30, 2007, to $99,374 for the same period in 2008, due to a decline in net asset values.

The net change in unrealized depreciation on investments for the quarter ended September 30, 2008 increased by $5,756,759 compared to an increase of $6,259,982 for the quarter ended September 30, 2007. This increase in unrealized depreciation was due to the decline of market values and the realization of gains or losses upon the disposition of investments.

Net realized losses on investments for the quarter ended September 30, 2008 were $188,802 compared to net realized gains on investments of $2,386,440 for the same period of 2007.

Results of Operations for the Nine Months Ended September 30, 2008

The Fund had a decrease in investment income from $645,899 for the nine months ended September 30, 2007 to $449,413 for the comparable period of 2008. This decrease in investment income was primarily attributable to less dividend income being earned in 2008. Dividend income for the nine-month period ended September 30, 2008 was $29,289 versus $386,696 for the same period in 2007 as a result of dividends earned on portfolio investments and greater cash balances which earned dividends during the nine-month period in 2007. Interest income increased from $244,616 for the nine months ended September 30, 2007 to $354,076 for the same period of 2008, primarily due to interest earnings on additional investments during 2008.

During the nine-month period ended September 30, 2008, the Fund incurred interest expense of $40,841 on its margin balance carried by brokerage. There was no interest expense for the same period of 2007. Legal and professional fees increased from $274,685 for the nine months ended September 30, 2007 to $302,562 for the nine months ended September 30, 2008 as a result of an increase in legal services provided for portfolio company matters and SEC filings during the nine months ended September 30, 2008. Management fees decreased from $624,662 for the nine months ended September 30, 2007, to $374,032 for the same period in 2008, due to a decline in net asset values.

The net change in unrealized depreciation on investments for the nine months ended September 30, 2008 increased $14,735,873 compared to an increase of $7,490,972 for the nine months ended September 30, 2007. This change in unrealized depreciation was due to the decline of market values and the realization of gains or losses upon the disposition of investments.

Net realized gains on investments for the nine months ended September 30, 2008 were $1,082,780 compared to  net realized gains of $4,420,209 for the same period of 2007.

Liquidity and Capital Resources

Net assets decreased from $37,759,148 at December 31, 2007 to $22,168,319 at September 30, 2008. This decline is primarily attributable to the decline of market values of investments during 2008.  Additionally, the Fund had net realized gains totaling $1,082,780 offset by a net investment loss of $598,546 during the nine months ended September 30, 2008.  Finally, the Fund declared cash dividends totaling $1,339,190 during the same period.

At the end of the third quarter of 2008, the Fund had cash and cash equivalents of $3,050,161 versus $3,679,949 at December 31, 2007.

Accounts payable decreased from $57,726 at December 31, 2007 to $15,662 at September 30, 2008.  Accounts payable to affiliate decreased from $374,734 at December 31, 2007 to $94,648 at September 30, 2008, reflecting the decrease and payment of management fees and expenses for 2007 and the first two quarters of 2008, offset by accrued management fees for the three month period ended September 30, 2008.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required by Exchange Act Rules 13a-15 and 15d-15, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decision regarding required disclosure.

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

     We May be Unable to Participate in Certain Investment Opportunities. As a Business Development Company, we are required to invest at least 70% of our assets directly in Eligible Portfolio Investments. As a result, we will be unable to make new investments that are not considered Eligible Portfolio Investments if at any time we have less than 70% of our portfolio invested in Eligible Portfolio Investments.

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

     Highly Competitive Market for Investments. The Fund has significant competition for investment opportunities. Competitive sources for growth capital for the industry include insurance companies, banks, equipment leasing firms, investment bankers, venture capital and private equity funds, money managers, hedge funds, and private investors. Many of these sources have substantially greater financial resources than are available to the Fund. Therefore, the Fund will have to compete for investment opportunities based on its ability to respond to the needs of the prospective portfolio company and its willingness to provide management assistance. In some instances, the Fund’s requirement that it provide management assistance will cause the Fund to be non-competitive.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

/s/ Russell Cleveland______________________	November 12, 2008
Russell Cleveland, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Barbe Butschek__________________________	November 12, 2008
Barbe Butschek, Chief Financial Officer
(Principal Financial Officer)