Form 10-K
period 2008-12-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2009-03-30
CIK 919567

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 33-75758

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

(Exact name of Registrant as specified in its charter)

Texas	75-2533518
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 210, LB 59, 8080 North Central Expressway, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 891-8294

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common	NYSE Amex

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Act.

☒ No ☐ Yes

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of such the Registrant’s Common Stock as of June 30, 2008, was $ 20,625,003.52. As of March 18, 2009, there were 4,463,967 shares of Registrant’s Common Stock outstanding.

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

The investment objective of the Fund is to provide its stockholders long-term capital appreciation by investing in primarily privately placed convertible securities and equity securities of emerging growth companies.

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

From inception through December 31, 2008, the Fund had made investments in eighty-five (85) different Portfolio Companies having an aggregate cost of $108,285,380. At December 31, 2008, the Fund had active investments in thirty (30) Portfolio Companies. The Fund does not focus on particular industry segments. Instead, the Fund makes investment decisions using a bottom-up analysis of the potential Portfolio Company, with no predetermined industry bias.

Under the provisions of the 1940 Act, a Business Development Company generally is required to invest at least 70% of its assets directly in “Eligible Portfolio Companies” and temporary investments in “cash items” pending other investments. The term “Eligible Portfolio Company” is defined below under the section entitled “Business Development Company”. The Fund determines whether any prospective investment is an Eligible Portfolio Company at the time the investment is made, and the calculation of the requisite percentage is also made at that time and is based on the most recent valuation of the Fund’s assets. Under the 1940 Act, a Business Development Company may invest up to 30% of its funds in companies that do not qualify as Eligible Portfolio Companies. In the event the Fund has less than 70% of its assets in the securities of Eligible Portfolio Companies, then the Fund will be prohibited from making investments in companies that are not Eligible Portfolio Companies until such time as the percentage of eligible investments again is at least equal to the 70% threshold.

Pending investment in securities of Eligible Portfolio Companies or other Portfolio Companies, the Registrant’s funds are invested in short-term investments consisting primarily of cash or U.S. Government and agency obligations.

At December 31, 2008, the Fund’s investment assets were classified by amount as follows:

		Percentage
		of Net
Classification	Fair Value	BDC Assets
Investments in Eligible Portfolio Companies	$9,337,410	50.25%
Cash and Cash Equivalents	2,558,630	13.77%
Interest and Dividends Receivable	91,428	0.49%
	11,987,468	64.51%

Investments in Other Portfolio Companies	6,594,515	35.49%
Net BDC Assets	$18,581,983	100.00%
Prepaid and Other Assets	37,178
Total Assets	$18,619,161

Throughout the 2008 year the Fund remained in compliance with the BDC “70% Rule”, that is, it did not invest in Ineligible Portfolio Companies while its holdings of Eligible Portfolio Companies was below 70%.

Please see the enclosed financial statements for further financial information regarding the Fund.

INVESTMENT OBJECTIVE

The investment objective of the Fund is to provide its stockholders with long-term capital appreciation by investing primarily in privately placed convertible debt and equity securities of emerging growth public companies. The Fund seeks to provide returns to stockholders through cash dividends of net investment income and through distributions of realized gains.

GENERAL INVESTMENT POLICIES

The Fund invests in the securities of emerging growth companies that are generally not available to the public and which typically require substantial financial commitment. An “emerging growth company” is generally considered to have the following attributes: (1) either a publicly held company with a relatively small market capitalization or a privately held company; (2) an established operating history, but of a limited period so as to not have fully developed its market potential for the products or services offered; and (3) a provider of a new or unique product or service that allows the company an opportunity for exceptional growth. Emerging growth companies typically require non-conventional sources of financing because the extent and nature of the market for their products or services is not fully known. Consequently, there is uncertainty as to the rate and extent of growth and also uncertainty as to the capital and human resources required to achieve the goals sought.

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

In the event the Fund elects to participate as a member of the Portfolio Company’s Board of Directors, either through advisory or full membership, the Fund’s nominee to the board will generally be selected from among the officers of RENN Group. When, at the discretion of RENN Group, a suitable nominee is not available from among its officers, RENN Group will select, as alternate nominees, outside consultants who have prior experience as an independent outside director of a public company. At December 31, 2008, officers of the Fund served as directors of seven of the Fund’s portfolio companies. The Fund makes available significant managerial assistance to its portfolio companies through participating in discussions with management and review of various management reports.

The Fund’s current investment objectives are non-fundamental, (that is, they may be changed without a vote of the holders of a majority of the Fund’s common stock). The Fund is in the process of withdrawing the Fund’s election to be treated as a business development company (“BDC”) pursuant to Section 54(c) of the 1940 Act, and to continue operations as a registered closed-end investment company. If approved, it will be able to more freely invest in companies that do not meet the restrictive definition of “Eligible Portfolio Company,” as currently required by the BDC rules. The Fund intends to continue to restrict its investments to issuers which are either U.S. Domiciled or U.S–listed companies. It will also continue to avoid investing more that 25% of its total assets in any one industry so as to continue its qualification for taxation benefits as a Regulated Investment Company under Subchapter M of the Internal Revenue Code.

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

1940 ACT REQUIREMENTS

The BDC election exempts the Fund from some provisions of the 1940 Act. However, except for those specific provisions, the Fund will continue to be subject to all provisions of the 1940 Act not otherwise exempted, including the following:

•

restrictions on the Fund from changing the nature of the Fund’s business so as to cease to be, or to withdraw its election to be, a BDC without the affirmative votes of the lesser of the majority of the outstanding voting shares present in person or by proxy or 67% of the outstanding shares present at the meeting if more than 50% of the outstanding shares are present.

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

The Co-investment Order provides that the Investment Adviser will review private placement investment opportunities on behalf of the Fund, including investments being considered on behalf of its Adviser-Affiliated Funds. If the Investment Adviser determines that any such investment is an eligible co-investment opportunity, the Fund must be offered the opportunity to invest in such investment in an amount recommended by the Adviser. Securities purchased by the Fund in a co-investment transaction with Adviser-Affiliated Funds will consist of the same class of securities and will have the same rights, price, terms and conditions. Any such co-investment transaction must be approved by the Fund’s Board of Directors, including a majority of its independent directors. The Fund will not make any direct investment in the securities of any issuers in which the other Adviser-Affiliated Funds already hold an interest, except for follow-on investments in entities under a previous co-investment in which the Fund also participated. To the extent that the amount of a follow-on investment opportunity is not based on the amount of the Fund’s and the Adviser-Affiliated Funds’ initial investments, the relative amount of investment by the Adviser-Affiliated Funds and the Fund will first be based on the ratio of the Fund’s remaining funds available for investment to the aggregate of the Fund’s and the Adviser-Affiliated Funds’ remaining funds available for investment. To the extent that the Fund or any Adviser Affiliated Fund declines any portion of its ratable opportunity, the declined portion will be likewise prorated among those who wish to acquire an amount greater than their original ratio.

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

The Advisory Agreement is further subject to the 1940 Act, which requires that the Advisory Agreement, in addition to having to be initially ratified by the holders of a majority of the outstanding shares of the Fund, must precisely describe all compensation to be paid to RENN Group, must be approved annually by a majority vote of the Independent Directors of the Board of Directors of the Fund, and who are not a party to the agreement may be terminated without penalty on at least 60 days notice by a vote of the holders of a majority of the outstanding shares of the Fund or by the vote of the Funds’ directors or the Adviser, and must automatically terminate in the event of assignment.

Pursuant to the Advisory Agreement, RENN Group receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter with each such payment to be due on the last day of the calendar quarter. In addition, under the Advisory Agreement, RENN Group receives an incentive fee in an amount equal to 20% of the Fund’s realized capital gains in excess of realized capital losses of the Fund after allowance for any unrealized capital losses in the portfolio investments of the Fund. The incentive fee is calculated and paid on an annual basis. If the process of ceasing to be a BDC is properly approved by the Shareholders, the basic management fee is expected to continue without change, but the incentive fee will be eliminated.

FUND PORTFOLIO INVESTMENTS

At December 31, 2008, the Fund had active investments in the following companies:

Access Plans USA, Inc. (NASDAQ:AUSA)

4929 West Royal Lane, Irving, TX 75063

Access Plans USA, Inc. develops and distributes various health insurance products and non-insurance health are discount programs to individuals, families, affinity groups and employer groups in the United States.

At December 31, 2008, the Fund owned a total of 890,500 shares of the company’s common stock, options to purchase 3,659 shares of common stock at $2.30 per share and options to purchase 2,439 shares of common stock at $2.25 per share. These securities have a cost basis of $2,139,777.

A-Power Energy Generation Systems, Ltd. (NASDAQ:APWR)

No. 64 Huanghai Road, Yuhong District, Shenyang, Lianoning Province 110141

A-Power Energy Generation Systems, Ltd. designs, constructs, and tests distributed power generation and micro power grids to factories and users in the People’s Republic of China. Its target customers include companies operating in various industries, including steel, chemical, cement, food processing and ethanol, and municipal governments, as well as state-owned Chinese power companies. The company was founded in 2003.

At December 31, 2008, the Fund owned 48,000 shares of common stock with a cost basis of $409,256.

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

During the first quarter of 2008, the Fund received warrants to purchase 15,924 shares of common stock at $5.76 per share. The warrants were issued as a penalty for failure to timely register the Fund’s securities for resale under applicable securities laws.

At December 31, 2008, the Fund owned 130,209 shares of common stock and warrants to purchase 15,924 shares of common stock at $5.76 per share. These securities have a cost basis of $500,000.

AuraSound, Inc. (OTCBB:ARAU)

11839 East Smith Avenue, Santa Fe Springs, CA 70670

AuraSound, Inc. engages in the development, commercialization and sale of audio products, sound systems and audio components using its patented and proprietary electromagnetic technology. Its products include micro-audio speakers, speaker component products, such as (loudspeaker transducers) and home and professional audio products, including home audio systems, home theater systems and subwoofers.

At December 31, 2008, the Fund owned 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at $1.50 per share. These securities have a cost basis of $1,000,000.

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

At December 31, 2008, the Fund owned 500,000 shares of common stock in the company, having a cost basis of $907,845.

BPO Management Services, Inc. (AMEX:HAXS)

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

During the second quarter, the Fund exercised warrants to purchase 52,083 shares of Series D-2 preferred stock for $500,000.

During the fourth quarter, the company restructured its balance sheet, consolidating a number of warrants and multiple classes of preferred stock into a single class of preferred stock.

As a result, at December 31, 2008, the Fund owned 1,685,886 shares of Series B preferred stock. Such shares are convertible into 1,685,886 common shares and have a cost basis of $2,000,000.

Business Process Outsourcing (Outsource Partners International) (Private)

11150 Santa Monica Boulevard, Suite 350, Los Angeles, CA 90025

Business Process Outsourcing aka Outsource Partners International is the largest professional services firm dedicated exclusively to the provision of finance, accounting and tax outsourcing services.

In the quarter ended September 30, 2008, the Fund exercised warrants to purchase 18,349 shares of common stock for $20,000.

At December 31, 2008, the Fund owned 18,349 shares of common stock, having a cost basis of $20,000.

CaminoSoft Corporation (OTC:CMSF)

600 North Hampshire Road, Suite 105, West Lake Village, CA 91361

CaminoSoft Corp. engages in the development and marketing of enterprise data management software for small and medium-sized organizations. It offers software solutions that store, manage, and safeguard data created in a business and application settings.

During the year, the Fund received 273,907 common shares as payment in kind for interest on promissory notes held by the Fund.

At December 31, 2008, the Fund held a $250,000 promissory note. The Fund also owned 3,813,321 shares of common stock in the company having a basis of $5,295,521. Additionally, the Fund owned warrants to purchase 521,698 shares of common stock at exercise prices ranging from $0.53 per share to $0.86 per share, with varying expiration dates, and options to purchase 94,200 shares common with strike prices ranging from $0.41 per share to $0.61 per share.

Cogo Group, Inc. (NASDAQ:COGO)

Room 1001 Tower C Skyworth Building High-Tech Industrial Park Nanshan, Shenzhen, China 518057

Cogo Group, Inc. provides customized module design solutions to electronic manufacturers in China.

At December 31, 2008, the Fund held 200,000 shares of the company’s common stock, with a cost basis of $836,019.

Dynamic Green Energy Limited (Private)

Room 2001, Development Center Building, Renmin Road South, Shenzhen, China 518057

Dynamic Green Energy, Ltd. is one of China's most experienced and largest photovoltaic ("PV") module assemblers for the solar power industry.  Among its customers are some of the world's most technologically advanced solar companies, including SunPower Corporation and GE Energy to name a few.

In the quarter ended June 30, 2008, the Fund invested $1,000,000 in a 7% convertible promissory note.

At December 31, 2008, the Fund held a $1,000,000 convertible promissory note.

eOriginal, Inc. (Private)

351 West Camden Street, Suite 800, Baltimore, MD 21201

eOriginal, Inc. has a patented process for creating, executing, storing and retrieving legal documents in an electronic format.

At December 31, 2008, the Fund owned 10,680 shares of Series A Convertible Preferred Stock; 25,646 shares of Series B Convertible Preferred Stock; 51,249 shares of Series C Convertible Preferred Stock; 36,711 shares of Series D Convertible Preferred Stock; warrants to purchase 1,142 shares of Series A Convertible Preferred Stock at an exercise price of $16.12 per share and warrants to purchase 14,861 shares of common stock at exercise prices ranging from $3.83 to $20.97 per share. The aggregate cost basis is $6,872,270.

Gasco Energy, Inc. (AMEX:GSX)

8 Inverness Drive East, Suite 100, Englewood, CO 80112

Gasco Energy, Inc. operates as a natural gas and petroleum exploration, development and production company in the western United States.

In the quarter ended March 31, 2008, the Fund sold 775,586 shares of common stock for $1,800,348, realizing a gain of $1,334,996.

At December 31, 2008, the Fund held options to buy 18,750 shares of the company’s common stock at exercise prices ranging from $1.00 per share to $2.15 per share.

Global Axcess Corporation (OTCBB:GAXC)

14 Inverness Drive East, Suite H-236, Englewood, CO 80112

Global Axcess Corporation owns and operates automated teller machines (ATM) with locations primarily in the eastern and southwestern United States.

At December 31, 2008, the Fund owned 953,333 shares of common stock having a cost basis of $1,261,667 and warrants to purchase 1,486,667 shares of common stock at prices ranging from $1.75 per share to $5.00 per share.

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

At December 31, 2008, the Fund owned 1,200,000 shares of common stock. The stock had a cost basis of $1,284,117.

HLS Systems International, Inc. (NASDAQ:HOLI)

625 Broadway, Suite 1111, San Diego, CA 92101

HLS Systems International, Inc. operates as a holding company for Beijing HollySys Company Ltd. and Hangzhou HollySys Automation Co., Ltd. Those companies manufacture and market industrial automation and control systems.

At December 31, 2008, the Fund owned 58,500 shares of common stock. The stock had a cost basis of $498,557.

i2Telecom International, Inc. (OTCBB:ITUI)

1200 Abernathy Road, Suite 1800, Atlanta, GA 30328

i2Telecom International, Inc. provides telecommunications services employing voice over Internet protocol (VoIP) technology.

At December 31, 2008, the Fund owned 4,165,316 shares of common stock. The stock had a cost basis of $711,200.

iLinc Communications, Inc. (AMEX:ILC)

2999 North 44th Street, Suite 650, Phoenix, AZ 85018

iLinc Communications, Inc. provides Web conferencing software and services.

In the quarter ended September 30, 2008, the Fund sold 23,266 shares of common stock for $4,127, realizing a loss of $9,781.

At December 31, 2008, the Fund owned a $500,000 12% Convertible Subordinated Note convertible into ILC common at a rate of $1.00 per share.

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

In the third quarter of 2008, the Fund received 3,626,508 shares of common stock as payment in kind for interest on promissory notes held by the Fund. The shares had a cost basis of $129,200. During the third quarter of 2008, the Fund received an additional 110,755 shares of common stock. The shares were received in connection with Russell Cleveland’s compensation as a member of Integrated Security Systems’ board of directors. Mr. Cleveland’s stock was assigned to the Fund. The shares had a cost basis of $4,242. The Fund also received 215,000 shares of common stock as compensation for extending the maturity date of certain promissory notes held by the Fund. The shares had a cost basis of $21,500.

In the fourth quarter of 2008, the Fund received 1,638,222 shares of common stock as payment in kind for interest on promissory notes held by the Fund. Russell Cleveland received 48,062 shares of common stock for compensation as a member of the company’s board of directors. Mr. Cleveland’s stock was assigned to the Fund.

At December 31, 2008, the Fund owned a $200,000 7% promissory note, four 8% promissory notes aggregating $1,450,000, one $500,000 8% convertible promissory note, one $400,000 6% convertible promissory note, 7,500 shares of 9% preferred stock convertible into 187,500 shares of common stock, with a cost basis of $150,000, 39,626,430 shares of common stock with a cost basis of $6,325,113, and warrants to purchase 514,706 shares of common stock at $0.34 per share.

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

During the year, the Fund received 112,500 shares of common stock as compensation for the company not going public by a specified date.

At December 31, 2008, the Fund owned 2,612,500 shares of common stock and warrants to purchase 2,500,000 shares of common stock at $0.70 per share. These securities have a cost basis of $1,250,000.

 Narrowstep, Inc. (OTCBB:NRWS)

116 Village Boulevard, Suite 200, Princeton, NJ 08540

Narrowstep, Inc. operates in the field of Internet-based video content delivery. The company develops, produces, transmits, and manages streaming video broadcasts via the Internet and television (TV) channels in Europe, Asia and the United States.

At December 31, 2008, the Fund owned 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock at $0.50. The cost basis of these securities is $1,000,000.

 PetroHunter Energy Corporation (OTCBB:PHUN)

1600 Stout Street, Suite 200, Denver, CO 80202

PetroHunter Energy Corporation engages in the exploration and production of oil and gas properties. It owns interests in the Buckskin Mesa project comprising 20,000 net acres in Rio Blanco County, Colorado, the Piceance II project consisting of 27 producing nonoperated wells and 16 nonproducing operated wells, the South Bronco project and the Gibson Gulch project, in Colorado. The company also holds various interests in Australia, including the Beetaloo project comprising 7 million net contiguous acres and the Northwest Shelf project, which consists of an exploration permit with 20,000 acres in Western Australia.

During the year, the Fund received warrants to purchase 533,333 shares of common stock at $0.255 per share. The warrants were received in consideration for a waiver of penalties and for an extension on the interest payments on a promissory note held by the Fund.

At December 31, 2008, the Fund owned a $1,000,000 8.5% convertible debenture and warrants to purchase 7,200,000 shares of common stock at $0.255 per share.

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

During the fourth quarter, the Fund exchanged warrants to purchase 150,000 shares of common stock at $1.40 per share for an additional $69,000 senior secured note.

At December 31, 2008, the Fund held a $569,000 senior secured convertible 10% note.

Points International Ltd. (OTCBB:PTSEF)

179 John Street 8th Floor, Toronto, ON, Canada M5T 1X4

Points International, Ltd. owns and operates Points.com, an online loyalty program management portal that enables consumers to earn, buy, share, redeem, swap and redeem miles and points with various loyalty programs and retail partners.

At December 31, 2008, the Fund owned a total of 900,000 shares of common stock having a cost basis of $492,000.

Riptide Worldwide, Inc. (OTCBB:RTWW )

1351 Dividend Drive, Suite G, Marietta, GA 30067

Riptide Worldwide, Inc. provides business process management and information technology services in the United States and internationally. It offers custom programming services to build configurable enterprise software solutions for revenue and financial management systems, enterprise application integration, user-interface frameworks, middle-tier frameworks, military and commercial modeling and simulation, and military C3 centers (Command, Control and Communications).

During the fourth quarter, the Fund sold 896,434 shares of common stock for $9,453, realizing a loss of $329,491.

At December 31, 2008, the Fund owned 941,962 shares of the company’s common stock having a cost basis of $754,387.

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

At December 31, 2008, the Fund owned 100,000 shares of common stock. The stock had a cost basis of $430,000.

Symbollon Pharmaceuticals, Inc. (NASDAQ:SYMBA)

37 Loring Drive, Framingham, MA 01702

Symbollon Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on the development and commercialization of proprietary products based on its molecular iodine technology for women's healthcare and antimicrobials uses.

At December 31, 2008, the Fund owned 607,143 shares of common stock having a basis of $500,000. The Fund also owned warrants to purchase 607,143 shares at $1.00 per share.

Vertical Branding, Inc. (OTCBB:VBDG)

16000 Ventura Boulevard, Suite 301, Encino, CA 91436

Vertical Branding, Inc. is a consumer product branding, marketing and distribution company in the United States. The company offers personal care, fitness, beauty and household products. It sells its products through its retail distribution business, catalogues, international distribution channels and other non-electronic distribution outlets.

During the year, the Fund received 20,058 shares of common stock and options to purchase 30,087 shares of common stock at strike prices ranging from $0.37 to $0.49. These securities were received in connection with Robert C. Pearson’s compensation as a member of Vertical Branding’s board of directors. These securities have an aggregate cost basis of $ 17,506.

At December 31, 2008, the Fund owned 1,686,725 shares of common stock, warrants to purchase 1,666,666 shares of common stock at prices ranging from $1.00 to $1.50 per share and options to purchase 30,087 shares of common stock at prices ranging from $0.37 to $0.49, with an aggregate cost basis of $1,017,506.

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

•

Restricted common stock of companies listed on an exchange, NASDAQ or in the over-the-counter market is valued based on the quoted price for an otherwise identical unrestricted security of the same issuer that trades in a public market, adjusted to reflect the effect of significant restrictions.

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

•

The unlisted in-the-money warrants or options of companies with the underlying common stock listed on an exchange, NASDAQ or in the over-the-counter market are valued at fair value (the positive difference between the closing price of the underlying common stock and the strike price of the warrant or option). An out-of-the money warrant or option has no value; thus, we assign no value to it.

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

PERSONNEL

The Fund has no employees, but instead has contracted RENN Group pursuant to the Advisory Agreement to provide all management and operating activities. As of December 31, 2008 RENN Group had eleven employees engaged in performing the duties and functions required by the Fund. At the present time, a substantial portion of RENN Group’s staff time is devoted to activities of the Fund. However, because of the diversity of skills required, the Fund cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Fund.

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

RENN Group also serves as the Investment Adviser to Global Special Opportunities Trust PLC (“GSOT”) and is specifically responsible for managing its growth portfolio. G SOT is a public limited company registered in the United Kingdom and listed on the London Stock Exchange. GSOT invests in publicly traded equities, fixed-income and convertible securities of publicly traded issuers, and also invests in privately placed convertible instruments issued by companies similar to the investments of the Fund. For privately placed investments, GSOT invests on a pari-passu basis with the Fund as to all relevant terms of the investment, except that amounts invested may differ.

RENN Group also serves as the Investment Adviser to Premier RENN Entrepreneurial Fund Limited (“PRENN”). PRENN is an open-end investment company registered with limited liability in Guernsey. PRENN invests primarily in privately placed equity and convertible debt securities issued by companies similar to the investments of the Fund. PRENN invests pari-passu with the Fund on all relevant terms, except that amounts invested may differ.

RENN Group also serves as the Investment Adviser to Premier China Opportunities Fund (“CHOPPS”) and manages its US-listed investments. CHOPPS is an open-end investment company registered with limited liability in Guernsey, and invests primarily in publicly traded equities. As regarding its U.S. listed investments, CHOPPS invests pari-passu with the Fund on all relevant terms, except that amounts invested may differ.

CODE OF ETHICS

The Fund and RENN Group have adopted a Code of Ethics pursuant to Rule 17j-1 under the 1940 Act applicable to all of their respective officers and employees. The Code of Ethics is on public file with, and is available from, the Securities and Exchange Commission’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the Commission at (202)-942-8090, and this Code of Ethics is available on the EDGAR database as an exhibit to the Fund’s Form 8-K (File No. 001-11701), which is found on the Commission internet site at www.sec.gov. A copy of this Code of Ethics may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the Commission’s Public Reference Section, Washington, D.C. 20549-0102. We have made the Fund’s Code of Ethics available on our website at www.renncapital.com and will post any future amendments to the Code on our website as soon as practicable after its adoption by the Board by Directors.

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

Highly Competitive Market for Investments. The Fund has significant competition for investment opportunities. Competitive sources for growth capital include insurance companies, banks, equipment leasing firms, investment bankers, venture capital and other private equity funds, money managers, hedge funds, and private investors. Many of these sources have substantially greater financial resources than are available from the Fund. Therefore, the Fund will have to compete for investment opportunities based on its ability to respond to the needs of the prospective portfolio company and its willingness to provide management assistance. In some instances, the requirement that the Fund provide management assistance will cause the Fund to be non-competitive.

We  will  be  particularly   sensitive  to  the  risks  associated  with  equity investments in small-cap and micro-cap companies.  Our equity  investments  are focused on common stocks of small-cap and micro-cap companies. We will therefore be  particularly  sensitive to the risks  associated with smaller  companies.  The general risks associated with equity securities are particularly  pronounced for securities issued by companies with small market capitalizations.  Micro-cap and other small capitalization companies may offer greater opportunities for capital appreciation than larger companies,  but may also involve certain special risks. They are more  likely than  larger  companies  to have  limited  product  lines, markets  or  financial  resources,  or  to  depend  on  a  small management group.  Securities of smaller companies may trade less frequently and in lesser volume than more widely held securities and their values may fluctuate more sharply than other securities.  They may also trade in the over-the-counter market or may otherwise have limited liquidity. These securities  may  therefore  be more  vulnerable  to  adverse  developments  than securities  of larger  companies. In addition,  we may have  difficulty  establishing  or closing out our securities  positions in smaller  companies at prevailing market prices.  Also, there may be less  publicly-available  information  about smaller companies  or less  market  interest in their  securities  as compared to larger companies,  and it may take longer for the prices of the  securities  to reflect the full value of the issuers’ earnings potential or assets.

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

Failure to Meet Listing Standards. We are current in our SEC filings, and we believe we have met all our listing requirements on the NYSE Amex Exchange. However, there can be no assurance that we will continue to meet the NYSE Amex Exchange listing standards or any other listing standards, and the stock could be delisted.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

TRADING

The Fund’s common stock is traded on the NSYE Amex Exchange under the ticker RCG. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as: (i) reported on Bloomberg; and (ii) adjusted for distributions. The prices listed as “adjusted for distributions” were derived by adding to the share price all distributions paid and the taxes paid in connection with the distributions deemed to have been paid from the inception of the Fund in 1994 through the relevant date.

	As Stated		Adjusted For Distributions
	Low	High	Low	High
First quarter 2008	$ 5.18	$ 6.48	$ 20.83	$ 22.13
Second quarter 2008	$ 5.07	$ 6.25	$ 20.82	$ 22.00
Third quarter 2008	$ 3.64	$ 5.10	$ 19.49	$ 20.95
Fourth quarter 2008	$ 1.90	$ 4.10	$ 17.85	$ 20.05

First quarter 2007	$ 9.00	$ 10.15	$ 24.62	$ 25.77
Second quarter 2007	$ 8.85	$ 9.50	$ 24.47	$ 25.12
Third quarter 2007	$ 7.75	$ 9.05	$ 23.37	$ 24.67
Fourth quarter 2007	$ 5.90	$ 7.98	$ 21.62	$ 23.60

The following section contains more information regarding the distributions the Fund has paid since inception.

DIVIDENDS/DISTRIBUTIONS

In the past, the Fund has provided returns to stockholders through cash distributions and deemed dividends of its net investment income, realized gains and return of capital. At December 31, 2008, the Fund has declared a total of $14.21 per share in cash distributions to its stockholders since inception in 1994. Since inception the fund has declared deemed dividends of $4.98 per share and paid taxes of $1.74 per share on behalf of stockholders on these dividends for a net deemed dividend of $3.24 per share deemed paid to stockholders.

The Fund has no fixed dividend policy. The Fund’s Board of Directors will periodically consider the declaration of either a cash dividend and/or a deemed dividend. “Deemed dividends” are declared dividends of realized capital gains that are retained in the Fund for investment and are deemed by the IRS to be distributed to the Fund’s stockholders if the Fund transmits 35% of the deemed dividends to the IRS as tax deposits on behalf of the stockholders and advises the stockholders how to apply the tax deposit to their personal taxes for that year. Under the Internal Revenue Code the Fund must withhold taxes at the maximum corporate rate of 35% and the remainder of the dividend is retained by the Fund for investment. The stockholders are allowed to increase their basis in their holdings by their share of the amount retained for investment, and to claim as a tax credit the portion of the withholdings remitted by the Fund to the IRS on their behalf. Any stockholder who has no tax liability may apply for refund of the tax credit.

During the year ended December 31, 2008, the Fund paid a total of $0.30 per share in distributions to shareholders. From this $0.30, $0.18 per share, or $803,515, was realized taxable net long term capital gains. All of the net capital gains were distributed in cash in March and July of 2008. Also from the $0.30 per share the Fund distributed $0.12 per share, or $535,677, designated as return of capital, paid in cash, during July and October of 2008.

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

NUMBER OF HOLDERS

As of December 31, 2008, there were approximately 614 record holders of the Fund’s common stock. This total does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms or banks, which represent 49% of the outstanding shares of the Fund.

 Item 6. Selected Financial Data.

The following selected financial data for the period January 1, 2004 through December 31, 2008 is derived from the Fund’s audited financial statements and should be read in conjunction with the Fund’s financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Selected Financial Data
	2008	2007	2006	2005	2004
Gross income (loss), including net realized gain (loss)	$1,376,837	$4,215,319	$14,444,683	$6,569,365	$14,514,741
Net unrealized appreciation
(depreciation) on investments	(18,023,424)	(12,797,981)	(13,339,923)	(19,537,884)	9,397,996
Net income (loss)	(17,992,940)	(10,161,897)	(4,035,913)	(16,023,666)	18,971,481
Net income (loss) per share	(4.03)	(2.28)	(0.90)	(3.60)	4.36
Total assets	18,619,161	40,123,140	58,649,555	62,548,375	117,387,109
Net assets	18,427,016	37,759,148	48,367,442	54,188,943	74,582,499
Net assets per share	4.13	8.46	10.84	12.14	17.14

	Selected Financial Data
	2008		2007		2006			2005		2004
Investment income	$0.	13	$0.	19		$0.	21	$0.	14	$0.	15
Operating expenses	$(0.	29)	$(0.	36)		$(1.	14)	$(0.	66)	$(1.	12)
Interest expense	$(0.	01)	$0.	00	$	( 0.	01)	$(0.	02)	$(0.	02)
Net investment loss	$(0.	17)	$(0.	17)		$(0.	94)	$(0.	54)	$(0.	98)
Cash distributions from return of capital	$(0.	12)		-			-		-		-
Cash distributions from net capital gains	$(0.	18)	$(0.	10)		$(0.	40)	$(1.	33)	$(3.	17)
Net realized gain on investments	$0.	18	$1.	09		$4.	43	$1.	33	$3.	18
Taxes paid on behalf of stockholders		-	$(0.	33)		$(1.	41)		-		-
Net increase (decrease) in unrealized appreciation of investments	$(4.	04)	$(2.	87)		$(2.	99)	$(4.	38)	$2.	16
Increase (decrease) in net asset value	$(4.	33)	$(2.	38)		$(1.	30)	$(5.	00)	$1.	19
Capital stock transactions		-		-			-	$0.	35		-
Effect of share change		-		-			-	$(0.	43)		-
Net Asset Value:
Beginning of year	$8.	46	$10.	84		$12.	14	$17.	14	$15.	95
End of year	$4.	13	$8.	46		$10.	84	$12.	14	$17.	14

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2008, the Fund invested $1,000,000 in one (1) new portfolio investment and invested a total of an additional $1,141,220 in follow-on investments in eight (8) portfolio companies. Cash distributions paid to stockholders in 2008 amounted to $1,785,589. During 2008, gains were realized from the sale of securities of Gasco Energy, Inc., Medical Action Industries, Inc., Nutradyne Group, Inc., Pipeline Data, Inc., and Simtek Corporation, offset by realized losses from the sale of securities of AdStar, Inc., Advance Nanotech, Inc., Gaming & Entertainment Group, Inc., iLinc Communications, Inc., Riptide Worldwide, Inc., and US Home Systems, Inc. Net operating loss for 2008 was $17,992,940, and net cash provided by operating activities was $664,270. The Fund did not issue any new shares pursuant to the Dividend Reinvestment Plan during the year ended December 31, 2008. However, those stockholders who participated in the dividend reinvestment plan had 101,449 shares purchased on their behalf in the open market from cash distributions paid in 2008.

At December 31, 2008, the Fund had $2,558,630 in cash and cash equivalents and $192,145 in liabilities.  The Fund believes that current cash and securities levels are sufficient to pay expenses as they come due and to make investments.

The majority of the Fund’s investments in Portfolio Companies are individually negotiated, are initially not registered for public trading, and are subject to legal and contractual investment restrictions. Accordingly, many of the Portfolio Investments are considered non-liquid. This lack of liquidity primarily affects the ability of the Fund to exit from certain of its existing investments, and therefore its ability to make new investments.

From time to time, funds or securities are deposited in margin accounts and invested in government securities. Government securities used as cash equivalents typically consist of U. S. Treasury securities or other U. S. Government and Agency obligations having slightly higher yields and maturity dates of three months or less when purchased. These investments qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. These securities are generally valued at market price as market prices are generally available for these securities. At December 31, 2008, the Fund had no margin balances.

RESULTS OF OPERATIONS

2008 Compared to 2007

During the year ended December 31, 2008, the Fund made additional portfolio investments aggregating $2,141,220 compared to $9,326,046 in 2007. During 2008, the Fund realized proceeds from the sale of investments in the amount of $5,238,491 compared to $8,792,947 in 2007. The Fund’s 2008 net loss of $17,992,940 is due to a combination of a net investment loss of $771,010, net increase in unrealized depreciation on investments of $18,023,424, and net realized gain on investments of $801,494.

Interest income increased from $345,510 during 2007 to $454,420 primarily due to additional interest bearing investments during 2008. Dividend income during 2008 was $33,193 compared to $432,478 for 2007. The decrease in dividend income was primarily due to fewer dividends being earned on lower cash equivalent balances and fewer dividends being earned on certain investments. Other income increased to $87,730 in 2008 from $48,601 in 2007 as a result of the receipt of additional fee income for service on the boards of portfolio companies.

Legal and professional fees increased 15.7%, from $354,127 in 2007 to $409,836 for 2008, primarily due to an increase in legal services during 2008 offset by a reduction in professional fees relating to Sarbanes-Oxley compliance. There are no incentive fees due to the Adviser for the years ended December 31, 2008 and 2007. Management fees decreased to $455,005 in 2008 from $792,545 in 2007, a decrease of 42.6% due to the reduction in net asset values in 2008 primarily as a result of lower portfolio values in 2008.

The Fund experienced net loss of $17,992,940 in 2008 compared to a net loss of $10,161,897 in 2007. The Fund had a net realized gain on investments of $801,494 in 2008 compared to $3,388,730 (net of income tax paid on behalf of the stockholders of $1,485,135) in 2007. In 2008 the Fund’s net change in unrealized depreciation on investments was $18,023,424, compared to $12,791,981 in 2007. The variance is primarily attributable to lower portfolio market values on investments held at year end.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The Fund is subject to significant financial market risks, including changes in the price of the securities of the Fund’s portfolio companies and (to a lesser extent) changes in interest rates. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund’s investments is generally not affected by foreign currency fluctuations.

A majority of the Fund’s net assets consists of common stocks and warrants and options to purchase common stock in publicly traded companies. These investments are directly exposed to equity price risk, in that a percentage change in these equity prices would result in a similar percentage change in the fair value of these securities.

A majority of the Fund’s portfolio of investments consists of the common stock and warrants and options to purchase the common stock of publicly traded companies that may be considered small-cap and micro-cap companies, in that the total equity valuation of such companies is typically under $250 million. Publicly traded securities of smaller companies tend to be extremely volatile. In a general stock market decline (such as occurred in late 2008 and early 2009), the stock of smaller companies may be expected to decline by a relatively greater percentage than the stocks of larger companies. Therefore, in a general stock market decline, the net asset value of the Fund’s portfolio (and therefore the Fund’s stock price) may decline by a greater percentage than the decline of publicly traded stocks generally.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Comminssion that permit the Fund to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of Registrant.

Directors

Pursuant to the Fund’s Articles of Incorporation and Bylaws, the Board of Directors consists of five directors and is divided into three classes, with each class to serve for a three-year term or until a successor is elected. The term of office of the Class One directors will expire at the annual meeting of stockholders to be held in 2011, the term of office of the Class Two directors will expire at the annual meeting of stockholders to be held in 2009, and the term of office of the Class Three directors will expire at the annual meeting of stockholders to be held in 2010.

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

Class One Directors - Term expires at the Annual Meeting to be held in 2011

Peter Collins, age 64, has been a financial and management consultant to closely-held businesses for more than ten years in the USA, the UK, and Europe, in areas of finance, start-ups, joint ventures, and mergers and acquisitions. He has advised companies in every segment of industry (including manufacturing, distribution, service, agriculture, construction, and multimedia) and in all stages of development (from start-up to bankruptcy). Mr. Collins was educated in England, where he received a B.Sc. in Civil Engineering from Liverpool University and a M.Sc. in Business Administration from The City University, London. He has served as a Class One Director since 1994.

J. Philip McCormick, age 66, has been an independent investor and corporate advisor since 1999; He served as Executive Vice President and Chief Financial Officer of Highway Master Communication, Inc. from 1997 to 1998; Senior Vice President and Chief Financial Officer of Enserch Exploration, Inc. from 1995 to 1997; Senior Vice President - Transmission of Lone Star Gas Company, a division of Enserch Corporation, from 1993 to 1995; Senior Vice President — Finance of Lone Star Gas Company from 1991 to 1993; and Audit Partner, member of senior management and member of the Board of Directors of KPMG and KMG Main Hurdman from 1973 to 1991. Mr. McCormick is also a director of Quest Energy Partners L.P. He has served as a Class One Director since 2006.

Class Two Director - Term expires at the Annual Meeting to be held in 2009

Charles C. Pierce, Jr., age 74, is the retired Vice-Chairman of Dain Rauscher, Inc., and he worked in the securities industries for 42 years. Mr. Pierce was a former president on the Texas Stock & Bond Dealers Association, an organization that advised the Texas Legislature on certain industry matters. He was also chairman of the South Central District of the Security Industry Association covering Texas, Oklahoma, New Mexico, Kansas and Colorado. He is a private investor. He has served as a Class Two Director since 2002.

Class Three Directors - Term Expires at the Annual Meeting to be held in 2010

Russell Cleveland, age 70, is the Chairman of the Board, President, Chief Executive Officer, and Director of the Fund since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments in smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland is also the President, Chief Executive Officer, sole Director, and the majority stockholder of RENN Group, the Investment Adviser to the Fund. RENN Group is also the Investment Manager of Renaissance US Growth Investment Trust PLC (“RUSGIT”), and the Investment Adviser to Global Special Opportunities Trust PLC, investment trusts listed on the London Stock Exchange, Premier RENN Entrepreneurial Fund Limited, an open-end investment company registered with limited liability in Guernsey, and Premier China Opportunities Fund Limited, an open-end collective Class B investment scheme under §235 of the UK Financial Services and Markets Act 2000, with A shares listed on the Channel Islands Stock Exchange.. Mr. Cleveland also serves on the Boards of Directors of RUSGIT, CaminoSoft Corp., Cover-All Technologies, Inc., Integrated Security Systems, Inc., BPO Management Services Inc. and Access Plans USA, Inc. He has served as a Class Three Director since 1994.

Ernest C. Hill, age 68, has a broad background in convertible securities analysis with major NYSE brokerage firms and institutional investors. He specializes in computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to the Stanford School of Business, where he received an MBA, with honors, in Investment and Finance. Mr. Hill’s prior experience includes service as Assistant Professor of Finance, Southern Methodist University and Associate Director of the Southwestern Graduate School of Banking. He has served as a Class Three Director since 1994.

The Board of Directors has determined that all of the Fund’s directors, other than Russell Cleveland, the President and Chief Executive Officer of the Fund, are independent directors. Certain information concerning the Fund’s directors is set forth below:

Name, Address(1) and Age	Positions Held with Fund	Director’s Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director (3)	Other Director- ships in Public Companies Held by Director
Peter Collins Age 6 4	Director	Class One Director since 1994. Term expires at the Annual Meeting held in 2011 .	Consultant and private investor	1	None

J. Philip McCormick Age 66	Director	Class One Director since 2006. Term expires at the Annual Meeting held in 2011 .	Consultant and private investor	1	None
Charles C. Pierce, Jr. Age 7 4	Director	Class Two Director since 2002. Term expires at the Annual Meeting held in 2009 .	Retired Vice-Chairman of Dain Rauscher and private investor	1	None

Ernest C. Hill Age 68	Director	Class Three Director since 1994. Term expires at the Annual Meeting held in 2010 .	Consultant	1	None
Interested Director:
Russell Cleveland(2) Age 70	Chairman of the Board, President, Chief Executive Officer, and Director	Class Three Director since 1994. Term expires at the Annual Meeting held in 2010 .	President & Chief Executive Officer of RENN Group	5	BPO Management Services, Inc., CaminoSoft Corp., Cover-All Technologies, Inc., Integrated Security Systems, Inc., Access Plans USA, Inc.

(1)	The address of all such persons is c/o RENN Capital Group, Inc., 8080 N. Central Expressway, Suite 210, LB-59, Dallas, TX 75206.
(2)	Mr. Cleveland is also President and CEO of RENN Capital Group, Inc. See "information About the Fund's Officers and the Investment Adviser."
(3)	The term "Fund Complex" means all funds which share a common investment adviser.

Committees and Meetings

The Board of Directors held twenty-two (22) meetings or executed consent actions in lieu of meetings during 2008, and each director attended or executed at least seventy-five per cent (75%) of these meetings and consent actions.

The Audit Committee

During 2008, the Audit Committee consisted of Ernest C. Hill, Chairman, Peter Collins, Charles C. Pierce, Jr. and J. Philip McCormick. The Audit Committee held five (5) meetings in 2008. The Audit Committee is comprised entirely of independent directors, and is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Audit Committee’s primary duties and responsibilities are to:

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

The Committee considers and recommends nominees for election as directors of the Fund. Stockholders wishing to recommend qualified candidates for consideration by the Fund may do so by writing to the Secretary of the Fund at the address shown in the Notice providing the candidate’s name, biographical data and qualifications. In its assessment of each potential candidate, the Committee reviews the nominee’s judgment, experience, independence, financial literacy, knowledge of emerging growth companies, understanding of the Fund and its investment objectives, and such other factors as the Committee may determine. The Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities. At the direction of the Board of Directors, the Committee also considers various corporate governance policies and procedures.

Officers

Russell Cleveland, age 70, has served as Chairman of the Board, President, Chief Executive Officer, and a Class Three director of the Fund since 1994. He has also served as the President, Chief Executive Officer, sole Director, and the majority stockholder of RENN Group since 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland also serves on the Boards of Directors of Renaissance US Growth Investment Trust PLC, BPO Management Services, Inc., CaminoSoft Corp., Cover-All Technologies, Inc., Integrated Security Systems, Inc., and Access Plans USA, Inc.

Barbe Butschek, age 54, has served as the Secretary and Treasurer of the Fund since 1994. She currently serves as Senior Vice-President, Secretary and Treasurer of RENN Group and has served with RENN Group with responsibilities for financial reporting and various other duties since 1977 and has been the minority shareholder of RENN Group since 1991.

Robert C. Pearson, age 73, has served as Vice President of the Fund since April 1997. He joined RENN Group in April 1997 and is Senior Vice-President - Investments. Mr. Pearson brought more than thirty years of experience to RENN Group’s corporate finance function. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice-President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with more than $40 million in revenues. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis, holding such positions as Vice-President - Controller and Vice-President - Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is a director of eOriginal, Inc., CaminoSoft Corp., and Vertical Branding.

Scott E. Douglass, age 50, has served as a Vice President of the Fund since November 2004. He has worked for three sell-side firms in the roles of institutional sales and investment banking. Prior to that he was a commercial loan officer for the First National Bank of Boston and Fleet Financial Group which are now part of Bank of America. He holds a Masters Degree in Business Administration from the Olin Graduate School of Business at Babson College.

Z. Eric Stephens, age 40, has served as a Vice President of RENN Group since January 2006 and a Vice President of the Fund since August 2006. His responsibilities with RENN Group include due diligence, portfolio monitoring and portfolio selection. Previously, Mr. Stephens was a director with CBIZ Valuation Group, a national valuation consulting firm. While with CBIZ, he valued public and private companies, performed purchase price allocations and goodwill impairment tests, wrote fairness opinions and solvency opinions and acted as an expert witness. Prior to working for CBIZ, Mr. Stephens was a staff accountant with the U.S. Securities and Exchange Commission. While with the SEC, he conducted on-site examinations of investment companies and investment advisers. Mr. Stephens has a BA in economics and finance from Southwestern Oklahoma State University and an MBA from Texas A&M University and is a Chartered Financial Analyst.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Fund's officers and directors and persons who own more than 10% of a registered class of the Fund's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-10% beneficial owners are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. The Fund believes that during the fiscal year ended December 31, 2008, all Section 16(a) filings relating to the Fund's Common Stock applicable to its officers, directors, and greater-than-10% beneficial owners were timely filed.

Item 11. Executive Compensation.

The Fund has no employees, and therefore does not compensate any employees. Officers of the Fund receive no compensation from the Fund. The Fund has never issued options or warrants to officers or directors of the Fund. The Fund does not have any stock option plan or similar plan, retirement or pension plan, or any other form of compensatory plan for employees. As a result, the Fund does not have a compensation committee. Instead, the Fund has contracted with RENN Group pursuant to the Advisory Agreement to provide all management and operating activities.

DIRECTOR COMPENSATION

Directors who are not employees of either the Fund or RENN Group receive a monthly fee of $2,000 ($3,000 per month for the Chairman of the Audit Committee), plus $750 and out-of-pocket expenses for each quarterly valuation meeting attended. The Fund does not pay any fees to, or reimburse expenses of, its directors who are considered “interested persons” of the Fund. The aggregate compensation for the period from January 1 to December 31, 2008, that the Fund paid each director, and the aggregate compensation paid to each director for the most recently completed fiscal year by other funds to which RENN Group provided investment advisory services is set forth below:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Russell Cleveland (1)	$--	$ --	$ --	$ --	$ --	$ --	$--
Peter Collins	$27,000	$ --	$ --	$ --	$ --	$ --	$27,000
Ernest C. Hill	$39,000	$ --	$ --	$ --	$ --	$ --	$39,000
Charles C. Pierce, Jr.	$27,000	$ --	$ --	$ --	$ --	$ --	$27,000
J. Philip McCormick	$26,250	$ --	$ --	$ --	$ --	$ --	$26,250

(1)	Mr. Cleveland is President and Chief Executive Officer of RENN Group and a more than 5% beneficial owner of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Fund has no equity compensation plans. The following table sets forth certain information known to the Fund with respect to beneficial ownership of the Fund’s Common Stock as of December 31, 2008: (i) for all persons who are beneficial owners of more than 5% of the outstanding shares of the Fund’s Common Stock; (ii) each director and nominee for director of the Fund; and (iii) all executive officers and directors of the Fund as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned or Directly or Indirectly		Percent of Class
Russell Cleveland, Chairman, President, Chief Executive Officer, and Director (1)	415,484	(2)	9.	31%
Peter Collins, Director	2, 502	(3)	0.	05%
Charles C. Pierce, Jr., Director	2,299		0.	05%
Ernest C. Hill, Director	--		0.	00%
J. Philip McCormick, Director	3,500		0.	08%
	423,785		9.	43%
other officers	11,861		0.	27%
All directors and officers of the Fund as a group (9 persons)	435,646		9.	70%

(1)	"Interested person" as defined by the 1940 Act.
(2)	Consists of 36,216 shares owned by the Cleveland Family Limited Partnership and 335,468 shares owned by RENN Investment Limited Partnership and 43,800 shares owned by RENN Capital Group, Inc.
(3)	Includes 130 shares owned by Hilary Collins, Mr. Collin's spouse
*as of December 31, 2008

Item 13. Certain Relationships and Related Transactions and Director Independence.

In 2008, the Fund incurred a management fee to RENN Group of $455,005 of which $374,033 was paid in 2008. There was no incentive fee incurred for 2008. The Fund also received directors’ fees from portfolio companies with respect to Mr. Cleveland’s and Mr. Pearson’s services as directors. Russell Cleveland and Barbe Butschek own 80% and 20%, respectively, of the Common Stock of RENN Group. The sole director of RENN Group is Russell Cleveland.

Item 14. Principal Accountant Fees and Services.

The following table presents fees paid by the Fund for professional services rendered by KBA Group LLP and accounting consultants for the fiscal years ended December 31, 2008 and 2007.

	Fiscal 2008	Fiscal 2007
Fee Category	Fees	Fees

Audit Fee	$ 136,850	$ 148,575
Audit-Related Fees	$ -	$ -
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -
Total Fees	$ 136,850	$ 148,575

Audit Fees were for professional services rendered for the audit of the Fund’s annual financial statements and review of the Fund’s quarterly financial statements. No non-audit fees were paid to the independent audit firm of KBA Group LLP.

No Other Fees were paid by the Fund to KBA Group LLP for the fiscal years ended December 31, 2008 or 2007.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

DOCUMENTS FILED AS PART OF THIS FORM 10K

Financial Statements:

The financial statements filed as part of this report are listed in “Index to Financial Statements” on page F-1 hereof.

Financial Schedules:

There are no schedules presented since none are applicable.

EXHIBITS

3.1	Restated Articles of Incorporation[1]

3.2	Bylaws[2]

10.1	Dividend Reinvestment Plan[3]

10.2	Amendment No. 1 to Dividend Reinvestment Plan[4]

10.3	Amended Investment Advisory Agreement[5]

10.5	Custodial Agreement with The Frost National Bank[6]

14	Code of Ethics[7]

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[2]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[3]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[4]	Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission February 25, 1994 (Registration No. 33-75758).

[5]	Incorporated by reference from Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (File No. 033-75758).

[6]	Incorporated by reference from Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (File No. 001-11701).

[7]	Incorporated by reference from Form 8-K as filed with the Securities and Exchange Commission (File No. 001-11701).

Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2009
Renaissance Capital Growth & Income Fund III, Inc.
(Registrant)
/s/ Russell Cleveland
By: Russell Cleveland, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund in the capacities and on the date indicated Signatures.

Signature	Capacity in Which Signed	Date

/s/ Russell Cleveland
Russell Cleveland	Chairman, President and Director	March 18, 2009

/s/ Barbe Butschek
Barbe Butschek	Secretary and Treasurer	March 18, 2009

/s/ Ernest C. Hill
Ernest C. Hill	Director	March 18, 2009

/s/ Peter Collins
Peter Collins	Director	March 18, 2009

/s/ J. Philip McCormick
J. Philip McCormick	Director	March 18, 2009

/s/ Charles C. Pierce, Jr.
Charles C. Pierce, Jr.	Director	March 18, 2009

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent
Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities
December 31, 2008 and 2007	F-3

Schedules of Investments
December 31, 2008 and 2007	F-4 through F-14

Statements of Operations
Years ended December 31, 2008, 2007, and 2006	F-15

Statements of Changes in Net Assets
Years ended December 31, 2008, 2007, and 2006	F-16

Statements of Cash Flows
Years ended December 31, 2008, 2007, and 2006	F-17

Notes to Financial Statements	F-18 through F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Renaissance Capital Growth & Income Fund III, Inc.

We have audited the accompanying statements of assets and liabilities of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund") including the schedules of investments as of December 31, 2008 and 2007 and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2008, 2007 and 2006 and financial highlights for the years ended December 31, 2008 and 2007. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Renaissance Capital Growth & Income Fund III, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 and the financial highlights for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP
KBA Group LLP Dallas, TX

March 18, 2009

Renaissance Capital Growth & Income Fund III, Inc.

Statements of Assets and Liabilities

December 31, 2008 and 2007

	2008	2007
ASSETS

Cash and cash equivalents	$2,558,630	$3,679,949
Investments at fair value, cost of $41,524,234
and $43,820,011 at December 31, 2008 and
2007, respectively	15,931,925	36,251,126
Interest and dividends receivable	91,428	141,402
Prepaid and other assets	37,178	50,663

	$18,619,161	$40,123,140

LIABILITIES AND NET ASSETS

Liabilities:
Accounts payable	$105,273	$57,726
Dividends payable	-	446,397
Accounts payable - affiliate	86,872	374,734
Taxes payable on behalf of stockholders	-	1,485,135

	192,145	2,363,992
Commitments and contingencies

Net assets:
Common stock, $1 par value;
20,000,000 shares authorized ; 4,673,867 shares issued;
4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	26,617,105	27,925,813
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Net realized gain on investments retained	14,463,320	14,463,320
Net unrealized depreciation of investments	(25,592,309)	(7,568,885)

Net assets, equivalent to $4.13 and $8.46
per share at December 31, 2008 and
2007, respectively	18,427,016	37,759,148

	$18,619,161	$40,123,140

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Schedules of Investments

December 31, 2008 and 2007

	2008
					% of
	Interest	Maturity	Fair		Investment
	Rate	Date	Value	Cost	Assets

Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (2)	7%	4/30/2009	$250,000	$250,000	1.57%

Integrated Security Systems, Inc. -
Convertible Promissory note (2)	6	9/30/2009	400,000	400,000	2.51
Convertible Promissory note (2)	8	9/30/2009	750,000	750,000	4.71
Promissory note (2)	7	9/30/2009	200,000	200,000	1.26
Promissory note (2)	8	9/30/2009	1,200,000	1,200,000	7.52

iLinc Communications, Inc. -
Convertible debenture	12	3/29/2012	500,000	500,000	3.14

PetroHunter Energy Corp -
Convertible debenture	8..5	11/5/2012	1,000,000	1,000,000	6.27

Pipeline Data, Inc. -
Convertible debenture	8	6/29/2010	569,000	569,000	3.57
			$4,869,000	$4,869,000	30.55%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Schedules of Investments (continued)

December 31, 2008 and 2007

	2008
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AuraSound, Inc.
Common stock	1,000,000	$1,000,000	$20,000	0.13%

BPO Management Services, Inc.
Series F, preferred (2)	1,685,886	2,000,000	270,111	1.69

Business Process Outsourcing Ltd. -
Common stock (1)	18,349	20,000	79,268	0.50
	3,813,321	5,295,521	38,050	0.24
CaminoSoft Corp. -
Common stock (2)

eOriginal, Inc. -
Series A, preferred stock (2)	10,680	4,692,207	40,904	0.26
Series B, preferred stock (2)	25,646	620,329	98,224	0.26
Series C, preferred stock (2)	51,249	1,059,734	196,284	1.23
Series D, preferred stock (2)	36,711	500,000	140,603	0.88

Global Axcess Corporation -
Common stock	953,333	1,261,667	123,933	0.78

i2 Telecom -
Common stock	4,165,316	711,200	208,266	1.31

Integrated Security Systems, Inc. -
Common stock (2)	39,626,430	6,325,113	789,309	4.95
Series D, preferred stock (2)	7,500	150,000	3,750	0.02

Hemobiotech, Inc. -
Common stock	1,200,000	1,284,117	876,000	5.50

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Schedules of Investments (continued)

December 31, 2008 and 2007

2008
% of
Fair	Investment
Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Murdoch Security & Investigations, Inc.-
Common stock (1)	2,612,250	1,250,000	1,306,250	8.20

Narrowstep, Inc -
Common stock	4,000,000	1,000,000	28,000	0.18

Riptide Worldwide, Inc. (Shea Development Corp). -
Common stock	941,962	754,387	9,419	0.06

Symbollon Pharmaceuticals, Inc. -
Common stock	607,143	500,000	4,250	0.03

Vertical Branding, Inc.-
Common stock (2)	1,686,725	1,008,628	235,789	1.48

Miscellaneous Securities (3)	8,877	-	-

$29,441,780	$4,468,410	28	.06%

   See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Schedules of Investments (continued)

December 31, 2008 and 2007

	2008
					% of
	Interest	Maturity		Fair	Investment
	Rate	Date	Cost	Value	Assets

Other Portfolio Investments -
Convertible Debentures and
Promissory Notes

Dynamic Green Energy Limited. -
Convertible Promissory note (1)	7%	6/10/2011	$1,000,000	$1,000,000	6.27%

			$1,000,000	$1,000,000	6.27%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Schedules of Investments (continued)

December 31, 2008 and 2007

	2008
				% of
			Fair	Investment
	Shares	Cost	Value	Assets

Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Access Plans (Precis) -
Common stock (2)	890,500	$2,139,777	$204,815	1.29%

A-Power Energy Generation Systems, Ltd. . -
Common stock	48,000	409,256	206,400	1.30

Asian Financial, Inc. -
Common stock (1)	130,209	500,000	500,000	3.14

Bovie Medical Corporation -
Common stock	500,000	907,845	3,120,000	19.58

COGO Group, Inc. (Comtech Group, Inc). -
Common stock	200,000	836,019	972,000	6.10

HLS Systems International, Ltd. -
Common stock	58,500	498,557	163,800	1.03

Points International, Ltd. -
Common stock	900,000	492,000	355,500	2.23

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	72,000	0.45

Miscellaneous Securities	-	-	-	-
		6,213,454	5,594,515	35.12%

		$41,524,235	$15,931,925	100.00%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Schedules of Investments (continued)

December 31, 2008 and 2007

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
Miscellaneous Securities, and Cash and
Cash Equivalents
	2008
			% of
		Fair	Investement
	Cost	Value	Assets

Private Securities (1)	$2,770,000	$2,885,518	18.11%
Restricted Securities (2)	$26,591,309	$4,817,839	30.24%
Unrestricted Securities	$12,154,048	$8,228,568	51.65%
Miscellaneous Securities (3)	$8,877	$-	0.00%
	$41,524,234	$15,931,925	100.00%

(1)	Securities in a privately owned company.
(2)	Restricted securities due to the Fund’s having a director on issuer’s board or held less than 6 months.
(3)	Other securities such as warrants and options.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Schedules of Investments (continued)

December 31, 2008 and 2007

	2007
					% of
	Interest	Maturity		Fair	Investment
	Rate	Date	Cost	Value	Assets
Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (2)	7%	1/19/2008	$250,000	$250,000	0.69%

Integrated Security Systems, Inc. -
Convertible Promissory note (2)	6	9/30/2008	400,000	400,000	1.10
Promissory note (2)	8	9/30/2008	525,000	525,000	1.45
Promissory note (2)	7	9/30/2008	200,000	200,000	0.55
Promissory note (2)	8	9/30/2008	175,000	175,000	0.48
Promissory note (2)	8	9/30/2008	450,000	450,000	1.24
Convertible promissory note (2)	8	12/14/2008	500,000	500,000	1.38
Promissory note (2)	8	12/12/2008	300,000	300,000	0.83

iLinc Communications, Inc. -
Convertible debenture	12	3/29/2012	500,000	500,000	1.38

PetroHunter Energy Corp -
Convertible debenture (2)	8.5	11/5/2012	1,000,000	1,466,667	4.05

Pipeline Data, Inc. -
Convertible debenture	8	6/29/2010	500,000	500,000	0.37

Simtek Corporation -
Convertible debenture (2)	7.5	6/28/2009	$700,000	$738,182	2.04

			$5,500,000	$6,004,849	16.57%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Schedules of Investments (continued)

December 31, 2008 and 2007

	2007
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Advance Nanotech, Inc. -
Common stock	5,796	$11,199	$1,652	0.00%

AuraSound, Inc.
Common stock	1,000,000	1,000,000	1,100,000	3.03

BPO Management Services, Inc.
Series D, preferred (2)	104,167	1,000,000	716,667	1.98
Series D2, preferred (2)	52,084	500,000	358,333	0.99

CaminoSoft Corp. -
Common stock (2)	3,539,414	5,275,000	283,153	0.78

eOriginal, Inc. -
Series A, preferred stock (1)	10,680	4,692,207	145,462	0.40
Series B, preferred stock (1)	25,646	620,329	349,299	0.96
Series C, preferred stock (1)	51,249	1,059,734	698,011	1.93
Series D, preferred stock (1)	36,711	500,000	500,004	1.38

Gaming & Entertainment Group, Inc. -
Common stock	112,500	50,625	788	0.00

Gasco Energy, Inc. -
Common stock	775,586	465,352	1,543,416	4.26

Global Axcess Corporation -
Common stock	953,333	1,261,667	324,133	0.89

i2 Telecom -
Common stock	237,510	36,200	17,814	0.05
Common stock (2)	3,927,806	675,000	294,585	0.81

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Schedules of Investments (continued)

December 31, 2008 and 2007

	2007
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Integrated Security Systems, Inc.
Common stock (2)	30,733,532	5,661,058	2,766,018	7.63
Common stock (2)	2,175,559	400,734	195,800	0.54
Series D, preferred stock (2)	7,500	150,000	16,875	0.05

Hemobiotech, Inc. -
Common stock	1,200,000	1,284,117	1,680,000	4.63

Murdoch Security & Investigations, Inc.-
Common stock (1)	2,000,000	1,000,000	1,000,000	2.76

Narrowstep, Inc -
Common stock (2)	4,000,000	1,000,000	440,000	1.21

Nutradyne Group, Inc. -
Common stock	13,917	12,500	21,571	0.06

Shea Development Corp. -
Common stock (2)	1,838,396	1,093,332	643,439	1.78

Simtek Corp. -
Common stock (2)	640,763	1,799,294	1,486,570	4.10
Common stock (2)	90,909	200,000	210,909	0.58

Symbollon Pharmaceuticals, Inc. -
Common stock	607,143	500,000	391,607	1.08

Vertical Branding, Inc.-
Common stock (2)	1,666,667	1,000,000	666,667	1.84

Miscellaneous Securities (3)		-	187,727	0.52
		$31,248,348	$16,040,500	44.24%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Schedules of Investments (continued)

December 31, 2008 and 2007

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

Schedules of Investments (continued)

December 31, 2008 and 2007

	2007
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Points International, Ltd. -
Common stock	900,000	492,000	3,735,000	0.10

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	416,000	0.01

US Home Systems, Inc. -
Common stock	55,000	276,375	294,800	0.01

Miscellaneous Securities		-	-	0.00
		7,071,663	14,205,777	39.19%
		$43,820,011	$36,251,126	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Private Securities (1)		$8,372,270	$3,192,776	8.81%
Restricted Securities (2)		$25,394,195	$14,036,700	38.73%
Unrestricted Securities		$10,053,546	$18,833,923	51.94%
Miscellaneous Securities (3)		$-	$187,727	0.52%
		$43,820,011	$36,251,126	100.00%

(1)	Securities in a privately owned company.
(2)	Restricted securities due to the Fund’s having a director on issuer’s board or held less than 1 year.
(3)	Other securities such as warrants and options.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Statements of Operations

December 31, 2008, 2007 and 2006

	2008	2007	2006

Investment income:
Interest income	$454,420	$345,510	$340,145
Dividend income	33,193	432,478	584,139
Other income	87,730	48,601	27,684

	575,343	826,589	951,968

Expenses:
General and administrative	440,671	432,563	335,641
Incentive fee to affiliate	-	-	3,157,367
Interest expense	40,841	-	60,188
Legal and professional fees	409,836	354,127	651,701
Management fee to affiliate	455,005	792,545	935,776

	1,346,353	1,579,235	5,140,673

Net investment loss	(771,010)	(752,646)	(4,188,705)

Realized and unrealized gain (loss) on investments:
Net unrealized depreciation of investments	(18,023,424)	(12,797,981)	(13,339,923)
Net realized gain on investments	801,494	4,873,865	19,795,521
Income tax expense paid on behalf of stockholders	-	(1,485,135)	(6,302,806)

Net gain (loss) on investments	(17,221,930)	(9,409,251)	152,792

Net loss	$(17,992,940)	$(10,161,897)	$(4,035,913)

Net loss per share	$(4.03)	$(2.28)	$(0.90)

Weighted average shares outstanding	4,463,967	4,463,967	4,463,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Statements of Changes in Net Assets

Years Ended December 31, 2008 , 2007 , and 2006

	2008	2007	2006
From operations:
Net investment loss	$(771,010)	$(752,646)	$(4,188,705)
Net realized gain on investments	801,494	4,873,865	19,795,521
Income tax expense paid on behalf of stockholders	--	(1,485,135)	(6,302,806)
Net unrealized (depreciation) of investments	(18,023,424)	(12,797,981)	(13,339,923)
Net loss	(17,992,940)	(10,161,897)	(4,035,913)
From distributions to stockholders:
Cash dividends declared from realized gains	(1,339,192)	(446,397)	(1,785,588)
Total decrease in net assets	(19,332,132)	(10,608,294)	(5,821,501)
Net assets:
Beginning of period	37,759,148	48,367,442	54,188,943
End of period	$18,427,016	$37,759,148	$48,367,442

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Statements of Cash Flows

Years Ended December 31, 2008 , 2007 , and 2006

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(17,992,940)	$(10,161,897)	$(4,035,913)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Net decrease in unrealized depreciation of investments	18,023,424	12,797,981	13,339,923
Net realized gain on investments	(801,494)	(4,873,865)	(19,795,521)
(Increase) decrease in interest and dividend receivables	49,974	4,744	(97,920)
(Increase) decrease in prepaid and other assets	13,485	(24,897)	75,832
Increase (decrease) in accounts payable	47, 547	(111,119)	82,063
Increase in due to broker	-	-	(2,075,975)
(Decrease) increase in accounts payable-affiliate	(287,862)	(3,435,728)	1,759,473
Increase (decrease) in taxes payable on behalf of stockholders	(1,485,135)	(4,817,671)	6,302,806
Purchase of investments	(2,141,220)	(9,326,046)	(4,116,806)
Proceeds from sale of investments	5,238,491	8,792,947	20,932,760
Net cash provided by (used in) operating activities	664,270	(11,155,551)	12,370,722
Cash flows from financing activities:
Cash dividends	(1,785,589)	-	(5,931,274)
Net cash used in financing activities	(1,785,589)	-	(5,931,274)
Net increase (decrease) in cash and cash equivalents	(1,121,319)	(11,155,551)	6,439,448
Cash and cash equivalents at beginning of the period	3,679,949	14,835,500	8,396,052
Cash and cash equivalents at end of period	$2,558,630	$3,679,949	$14,835,500

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$40,841	$-	$60,188

Taxes paid on behalf of stockholders/excise taxes	$1,485,135	$6,302,806	$12,378

Supplemental disclosure of non-cash financing transaction:

Cash dividends declared from realized gains but not yet paid	$-	$446,397	$-

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.

Notes to Financial Statements

Years Ended December 31, 2008 , 2007 , and 2006

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

Cash and Cash Equivalents

The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2008 and 2007, cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Fund places its cash and cash equivalents with major U.S. financial institutions.

Income Taxes

The Fund has elected the special income tax treatment available to “regulated investment companies” (“RIC”) under Subchapter M of the Internal Revenue Code (“IRC”) which allows the Fund to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its stockholders. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund’s taxable investment income to its stockholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund’s taxable investment income and realized long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation which could result in a substantial reduction in the Fund’s net assets as well as the amount of cash available for distribution to stockholders. Continued qualification as a RIC requires management to satisfy certain investment diversification requirements in future years. There can be no assurance that the Fund will qualify as a RIC in subsequent years.

Renaissance Capital Growth & Income Fund III, Inc.

Notes to Financial Statements (continued)

 Years Ended December 31, 2008, 2007, and 2006

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

Net Loss Per Share

Net loss per share is based on the weighted average number of shares outstanding of 4,463,967 during 2008, 2007, and 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates.

Note 3 -Due to/from Broker

The Fund conducts business with various brokers for its investment activities.  The clearing and depository operations for the investment activities are performed pursuant to agreements with these brokers. “Due to broker” represents unsettled purchase transactions and “due from broker” represents unsettled sales transactions. The Fund is subject to credit risk to the extent the brokers are unable to deliver cash balances or securities, or clear security transactions on the Fund’s behalf.  The Investment Adviser actively monitors the Fund’s exposure to these brokers and believes the likelihood of loss under those circumstances is remote. At December 31, 2008 and 2007, there were no “due to broker” or “due from broker” balances.

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

The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund’s net assets, as determined at the end of such quarter, each payment to be due as of the last day of the calendar quarter. The Fund incurred $455,005, $792,545, and $935,776 in 2008, 2007, and 2006, respectively, for such management fees.

Renaissance Capital Growth & Income Fund III, Inc.

Notes to Financial Statements (continued)

Years Ended December 31, 2008, 2007, and 2006

The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the year being calculated, less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized capital gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis.The Fund incurred, $0, $0, and $3,157,367 during the years ended 2008, 2007, and 2006, respectively, for such incentive fees.

The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $73,654, $230,797, and $386,809 in 2008, 2007, and 2006 respectively.

As of December 31, 2008 and 2007, the Fund had an accounts payable of $86,872, and $374,734, respectively, for the amount due for the fees and expense reimbursements disclosed above.

Note 5 - Eligible Portfolio Companies and Investments

Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (7) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the Fund’s assets, as defined under Section 55 of the 1940 Act, must be invested in securities listed in Paragraphs 55(a)(1) through (6) of the 1940 Act (“Eligible Portfolio Investments”). In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then the Fund will be prohibited from making non-eligible investments until such time as the percentage of Eligible Portfolio Investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at December 31, 2008 and 2007.

Investments

Investments are carried in the statements of assets and liabilities as of December 31, 2008 and 2007, at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund’s Board of Directors. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible (at the discretion of the Fund) into the common stock of the issuer at a set conversion price. The common stock underlying these securities is generally unregistered and thinly to moderately traded. Generally, the Fund negotiates registration rights at the time of purchase and the portfolio companies are required to register the shares within a designated period and the cost of registration is borne by the portfolio company. Interest on the convertible securities is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue. In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

 Note 6 - Valuation of Investments

Effective January 1, 2008, the Fund adopted FAS 157, Fair Value Measurements (“FAS 157”), which establishes a framework for measuring fair value and applies to existing accounting pronouncements that require or permit fair value measurements. A fair value hierarchy is established within FAS 157 that prioritizes the sources (“inputs”) used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1 inputs); observable inputs based on corroboration with available market data (Level 2 inputs);

Renaissance Capital Growth & Income Fund III, Inc.

Notes to Financial Statements (continued)

Years Ended December 31, 2008, 2007, and 2006

and unobservable inputs based on uncorroborated market data or a reporting entity’s own assumptions (Level 3 inputs). The adoption of FAS 157 has not had a significant impact on the Fund’s financial statements and has not resulted in any significant changes in the valuation of investments. The Fund’s valuation policies are as follows:

•

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

•

Restricted common stock of companies listed on an exchange, NASDAQ or in the over-the-counter market is valued based on the quoted price for an otherwise identical unrestricted security of the same issuer that trades in a public market, adjusted to reflect the effect of significant restrictions.

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

•

The unlisted in-the-money warrants or options of companies with the underlying common stock listed on an exchange, NASDAQ or in the over-the-counter market are valued at fair value (the positive difference between the closing price of the underlying common stock and the strike price of the warrant or option). An out-of-the money warrant or option has no value; thus, we assign no value to it.

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

The following table shows a summary of investments measured at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of December 31, 2008:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Investments	$15,931,925	$7,394,428	$8,537,497	$ -
Cash equivalents	$ 2,558,630	$ -	$ -	$ -

Renaissance Capital Growth & Income Fund III, Inc.

Notes to Financial Statements (continued)

Years Ended December 31, 2008, 2007, and 2006

As of December 31, 2008 and December 31, 2007, the net unrealized depreciation associated with investments held by the Fund was $25,592, 309 and $7,568,885, respectively. As of December 31, 2008 and December 31, 2007, the Fund had gross unrealized gains of $2,463,654 and $10,846,388, respectively, and gross unrealized losses of $28,055,963 and $18,415,273, respectively.

Note 7 - Income Taxes

During December 2007, and March, June, and September 2008, the Board of Directors declared cash distributions of $0.10 per share, $446,397, which were designated as distributions of realized capital gains and return of capital in accordance with the IRC, which assured that any Federal income tax on such realized capital gains, if any, is paid by the Fund’s stockholders. These distributions were paid to the stockholders during January, March, July, and October 2008, respectively. During 2008 management followed a policy of distributing all of the Fund’s taxable investment income and realized capital gains within the defined period under the IRC to ensure that any Federal income tax on such income, if any, is paid by the Fund’s stockholders. Accordingly, no income tax expense was reported by the Fund for the year ended December 31, 2008.

During December, 2007, the Board of Directors, in accordance with rules under subchapter M of the IRC, declared a designated undistributed capital gain dividend (“Deemed Distribution”) for 2007 on net taxable long-term capital gains of $4,243,244 that remained after the December 2007 cash dividend noted above. The Fund recorded a liability of $1,485,135 (which was paid during the first month of 2008) for taxes payable on behalf of its stockholders as of December 31, 2007. This amount was also recorded as income tax expense paid on behalf of stockholders in the statement of operations for the year ended December 31, 2007. Stockholders of record at December 31, 2007 received a tax credit of $0.33 per share. The balance of $2,758,108 was retained by the Fund.

During December 2006, the Board of Directors, in accordance with rules under subchapter M of the IRC, declared a Deemed Distribution for 2006 on net taxable long-term capital gains of $18,008,018. During the year-ended December 31, 2006, the Fund also distributed $0.40 per share in cash distributions which were designated as net long-term realized capital gains. The Fund recorded a liability of $6,302,806 (which was paid during the first quarter of 2007) for taxes payable on behalf of its stockholders as of December 31, 2006. This amount was also recorded as income tax expense paid on behalf of stockholders in the statements of operations for 2006. Stockholders of record at December 31, 2006, received a tax credit of $1.41 per share. The balance of $11,705,212 was retained by the Fund.

Note 8 - Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Adviser an incentive fee equal to 20% of the Fund’s cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund. As incentive fees on capital gains are not due to the Investment Adviser until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements, as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would have been reduced by $0 and $2,058,485 as of December 31, 2008 and 2007, respectively.

Renaissance Capital Growth & Income Fund III, Inc.

Notes to Financial Statements (continued)

 Years Ended December 31, 2008, 2007, and 2006

Note 9 - Financial Highlights

Selected per share data and ratios for each share of common stock outstanding throughout the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Net asset value, beginning of period	$8.46	$10.84

Net investment loss	(0.17)	(0.17)

Net realized and unrealized gain (loss)
on investments	(3.86)	(2.11)

Total return from investment operations	(4.03)	(2.28)

Distributions:	(0.30)	(0.10)

Net asset value, end of period	$4.13	$8.46

Per share market value, end of period	$2.92	$6.15

Portfolio turnover rate	8.19%	21.11%

Annual return (a)	(52.52)%	(41.43)%

Ratio to average net assets (b):
Net investment loss	(2.75)%	(1.65)%
Expenses, including incentive fees	4.79%	3.46%
Expenses, excluding incentive fee	4.79%	3.46%

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

Renaissance Capital Growth & Income Fund III, Inc.

Notes to Financial Statements (continued)

 Years Ended December 31, 2008, 2007, and 2006

Note 10 - Selected Quarterly Data

	2008
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net investment loss	($ 277,138)	($ 230,402)	($ 91,006)	($ 172,464)

Net unrealized appreciation (depreciation) on investments	(4,915,956)	(4,063,158)	(5,756,759)	(3,287,551)

Net realized gain (loss) on investments	1,287,083	(15,501)	(188,802)	(281,287)

Net income (loss)	($3,906,011)	($4,309,061)	($6,036,567)	($3,741,302)

Net income (loss) per share	($ 0.88)	($ 0.97)	($ 1.35)	($ 0.83)

Weighted average shares outstanding	4,463,967	4,463,967	4,463,967	4,463,967

	2007
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net investment loss	($ 115,003)	($ 322,584)	($ 161,653)	($ 153,406)

Net unrealized appreciation (depreciation) on investments	472,619	(1,703,609)	(6,259,982)	(5,307,009)

Net realized gain (loss) on investments	-	2,033,769	2,386,440	453,656

Income tax expense paid on behalf of stockholders	-	-	-	(1,485,135)

Net income (loss)	$ 357,616	$ 7,576	($4,035,195)	($6,491,894)

Net income (loss) per share	$ 0.08	$ 0.00	($ 0.90)	($ 1.46)

Weighted average shares outstanding	4,463,967	4,463,967	4,463,967	4,463,967