Form 10-Q
period 2009-03-31
RENAISSANCE CAPITAL GROWTH & INCOME FUND III INC
filed 2009-05-12
CIK 919567

______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Registrant's telephone number, including area code: 214-891-8294

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

Yes  x   No ___

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer               Accelerated filer               Non-accelerated filer x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   x

As of April 30, 2009 the issuer had 4,463,967 shares of common stock outstanding.

______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

PART 1 - FINANCIAL INFORMATION

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Assets and Liabilities
(Unaudited)

Item 1. Financial Statements

ASSETS
	March 31, 2009	December 31, 2008

Cash and cash equivalents	$2,193,252	$2,558,630
Investments at fair value, cost of $41,681,034
and $41,524,234 at March 31, 2009 and
December 31, 2008, respectively	15,713,115	15,931,925
Interest and dividends receivable	122,271	91,428
Prepaid and other assets	8,822	37,178
	$18,037,460	$18 ,619,161

LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable	$116,287	$105,273
Accounts payable - affiliate	80,134	86,872
	196,421	192,145
Commitments and contingencies

Net assets:
Common stock, $1 par value; 20,000,000 shares
authorized; 4,673,867 shares issued;
4,463,967 shares outstanding	4,673,867	4,673,867
Additional paid-in-capital	26,396,738	26,617,105
Treasury stock at cost, 209,900 shares	(1,734,967)	(1,734,967)
Distributable earnings	10,000	-
Net realized gain on investments retained	14,463,320	14,463,320
Net unrealized depreciation of investments	(25,967,919)	(25,592,309)
Net assets, equivalent to $4.00 and $4.13 per share
at March 31, 2009 and December 31, 2008,
respectively	17,841,039	18,427,016
	$18,037,460	$18,619,161

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments

(Unaudited)

	March 31, 2009
					% of
	Interest	Maturity		Fair	Investment
	Rate	Date	Cost	Value	Assets

Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (2)	7.00%	09/30/09	$250,000	$250,000	1.59%

iLinc Communications, Inc. -
Convertible promissory note	12.00	03/29/12	500,000	500,000	3.18

Integrated Security Systems, Inc. -
Convertible promissory note (2)	6.00	06/16/09	400,000	400,000	2.55
Promissory note (2)	8.00	09/30/09	525,000	525,000	3.34
Promissory note (2)	7.00	09/30/09	200,000	200,000	1.27
Promissory note (2)	8.00	09/30/09	175,000	175,000	1.12
Promissory note (2)	8.00	09/30/09	450,000	450,000	2.86
Convertible promissory note (2)	8.00	09/30/09	500,000	500,000	3.18
Promissory note (2)	8.00	09/30/09	300,000	300,000	1.91

PetroHunter Energy Corp-
Convertible debenture	8.50	11/05/12	1,000,000	360,000	2.29

Pipeline Data, Inc. -
Convertible debenture	8.00	06/29/10	569,000	569 ,000	3.62
			$4,869,000	$4,229,000	26.91%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

(Unaudited)

	March 31, 2009
				% of
			Fair	Investment
	Shares	Cost	Value	Assets

Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AuraSound, Inc. -
Common stock	1,000,000	1,000,000	20,000	0.13%

BPO Management Services, Inc. &#65533;
Series B, preferred (2)	1,685,886	2,000,000	98,587	0.63

Business Process Outsourcing &#65533;
Common stock (1)	18,349	20,000	79,268	0.50

CaminoSoft Corp. -
Common stock (2)	9,341,223	5,353,671	8,374	0.05

eOriginal, Inc. -
Series A, preferred stock (2)	10,680	4,692,207	40,904	0.26
Series B, preferred stock (2)	25,646	620,329	98,224	0.62
Series C, preferred stock (2)	51,249	1,059,734	196,284	1.25
Series D, preferred stock (2)	36,711	500,000	140,603	0.89

Global Axcess Corporation -
Common stock	953,333	1,261,667	209,733	1.33

Hemobiotech, Inc. -
Common stock	1,200,000	1,284,117	840,000	5.37

i2 Telecom -
Common stock	4,624,484	760,952	256,895	1.63

Integrated Security Systems, Inc. -
Common stock (2)	42,737,708	6,374,011	844,505	5.38
Series D, preferred stock (2)	7,500	150,000	3,750	0.02

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

(Unaudited)

	March 31, 2009
				% of
			Fair	Investment
	Shares	Cost	Value	Assets

Eligible Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities, continued

Murdoch Security & Investigations, Inc. -
Common stock (1)	2,650,000	1,250,000	1,325,000	8.43

Narrowstep, Inc. -
Common stock	4,000,000	1,000,000	4,000	0.02

Riptide Worldwide, Inc. (Shea Development Corp.) -
Common stock (2)	941,962	754,387	28,259	0.18

Symbollon Pharmaceuticals, Inc. -
Common stock	607,143	500,000	4,250	0.03

Vertical Branding, Inc. &#65533;
Common stock (2)	1,686,725	1,008,628	141,529	0.90

Miscellaneous Securities (3)		8,878	-	0.00

		$29,598,581	$4,340,165	27.62%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

(Unaudited)

	March 31, 2009
					% of
	Interest	Maturity		Fair	Investment
	Rate	Date	Cost	Value	Assets

Other Portfolio Investments -
Convertible Debentures and
Promissory Notes

Dynamic Green Energy Limited. -
Convertible Promissory note (1)	7.00	06/10/11	$1,000,000	$1,000,000	6.37%

			$1,000,000	$1,000,000	6.37%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

(Unaudited)

	March 31, 2009
				% of
			Fair	Investment
	Shares	Cost	Value	Assets

Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Access Plans USA, Inc. (Precis)-
Common stock (2)	890,500	2,139,777	187,005	1.19%

Asian Financial, Inc. -
Common stock (1)	130,209	500,000	500,000	3.18

A-Power Energy Generation Systems, Ltd. -
Common stock (2)	48,000	409,256	208,320	1.33

Bovie Medical Corporation -
Common stock	500,000	907,845	3,299,500	21.00

COGO Group, Inc. (Comtech Group, Inc.) -
Common stock	200,000	836,019	1,336,000	8.50

HLS Systems International, Ltd. -
Common stock	58,500	498,557	190,125	1.21

Points International, Ltd. -
Common stock	900,000	492,000	360,000	2.29

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	63,000	0.40

		6,213,454	6,143,950	39.10%

		$41,681,035	$15,713,115	100.00%

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
and Other Securities

Private Securities (1)	$2,770,000	$2,904,268	18.48%
Restricted Securities (2)	$27,862,000	$4,796,344	30.52%
Unrestricted Securities	$11,040,157	$8,012,503	51.00%
Other Securities (3)	$8,878	-	0.00%
	$41,681,035	$15,713,115	100.00%

(1)	Securities in a privately owned company.
(2)	Restricted securities due to the Fund having a director on issuer's board or held less than 6 months.
(3)	Other securities such as warrants and options.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

(Unaudited)

	December 31, 2008
					% of
	Interest	Maturity		Fair	Investment
	Rate	Date	Cost	Value	Assets

Eligible Portfolio Investments -
Convertible Debentures and
Promissory Notes

CaminoSoft Corp. -
Promissory note (2)	7.00%	4/30/2009	$250,000	$250,000	1.57%

Integrated Security Systems, Inc. -
Convertible Promissory note (2)	6.00	9/30/2009	400,000	400,000	2.51
Convertible Promissory note (2)	8.00	9/30/2009	750,000	750,000	4.71
Promissory note (2)	7.00	9/30/2009	200,000	200,000	1.26
Promissory note (2)	8.00	9/30/2009	1,200,000	1,200,000	7.52

iLinc Communications, Inc. -
Convertible debenture	12.00	3/29/2012	500,000	500,000	3.14

PetroHunter Energy Corp -
Convertible debenture	8.50	11/5/2012	1,000,000	1,000,000	6.27

Pipeline Data, Inc. -
Convertible debenture	8.00	6/29/2010	569,000	569,000	3.57

			$4,869,000	$4,869,000	30.55%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

(Unaudited)

		December 31, 2008
				% of
			Fair	Investment
	Shares	Cost	Value	Assets

Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

AuraSound, Inc.-
Common stock	1,000,000	$1,000,000	$20,000	0.13%

BPO Management Services, Inc.-
Series B, preferred (2)	1,685,886	2,000,000	270,111	1.69

Business Process Outsourcing Ltd. -
Common stock (1)	18,349	20,000	79,268	0.50

CaminoSoft Corp.-
Common stock (2)	3,813,321	5,295,521	38,050	0.24

eOriginal, Inc. -
Series A, preferred stock (1)	10,680	4,692,207	40,904	0.26
Series B, preferred stock (1)	25,646	620,329	98,224	0.62
Series C, preferred stock (1)	51,249	1,059,734	196,284	1.23
Series D, preferred stock (1)	36,711	500,000	140,603	0.88

Global Axcess Corporation -
Common Stock	953,333	1,261,667	123,933	0.78

i2 Telecom-
Common Stock	4,165,316	711,200	208,266	1.31

Integrated Security Systems, Inc. -
Common stock (2)	39,626,430	6,325,113	789,309	4.95
Series D, preferred stock (2)	7,500	150,000	3,750	0.02

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

(Unaudited)

	December 31, 2008
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Hemobiotech, Inc. -
Common Stock	1,200,000	1,284,117	876,000	5.50

Murdoch Security & Investigations, Inc.
Common stock (1)	2,612,250	1,250,000	1,306,250	8.20

Narrowstep, Inc. -
Common stock	4,000,000	1,000,000	28,000	0.18

Riptide Worldwide, Inc. (Shea Development Corp.) -
Common Stock	941,962	754,387	9,419	0.06

Symbollon Pharmaceuticals, Inc. -
Common stock	607,143	500,000	4,250	0.03

Vertical Branding, Inc.
Common Stock (2)	1,686,725	1,008,628	235,789	1.48

Miscellaneous Securities (3)		8,877	-	-

		$29,441,780	$4,468,410	28.06%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

(Unaudited)

	December 31, 2008
					% of
	Interest	Maturity		Fair	Investment
	Rate	Date	Cost	Value	Assets
Other Portfolio Investments -
Convertible Debentures and
Promissory Notes

Dynamic Green Energy Limited. -
Convertible Promissory note (1)	7.00%	6/10/2011	$1,000,000	$1,000,000	6.27%

			$1,000,000	$1,000,000	6.27%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

(Unaudited)

	December 31, 2008
				% of
			Fair	Investment
	Shares	Cost	Value	Assets
Other Portfolio Investments -
Common Stock, Preferred Stock,
and Miscellaneous Securities

Access Plans (Precis)-
Common stock (2)	890,500	$2,139,777	$204,815	1.29%

A-Power Energy Generation Systems, Ltd -
Common stock	48,000	409,256	206,400	1.30

Asian Fiancial, Inc.
Common stock (1)	130,209	500,000	500,000	3.14

Bovie Medical Corporation -
Common stock	500,000	907,845	3,120,000	19.58

COGO Group, Inc. (Comtech Group, Inc.) -
Common stock	200,000	836,019	972,000	6.10

HLS Sytems international, Ltd. -
Common stock	58,500	498,557	163,800	1.03

Points Internation, Ltd. -
Common stock	900,000	492,000	355,500	2.23

Silverleaf Resorts, Inc. -
Common stock	100,000	430,000	72,000	0.45

Miscellaneous Securities -		-	-	-
		6,213,454	5,594,515	35.12%

		$41,524,234	$15,931,925	100.00%

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Schedules of Investments (continued)

(Unaudited)

Allocation of Investments -
Restricted Shares, Unrestricted Shares,
Miscellaneous Securities, and Cash and
Cash Equivalents
	December 31, 2008
			% of
		Fair	Investment
	Cost	Value	Assets
Private Securities (1)	$2,770,000	$2,885,518	18.11%
Restricted Securities (2)	$26,591,309	$4,817,839	30.24%
Unrestricted Securities	$12,154,048	$8,228,568	51.65%
Miscellaneous Securities (3)	$8,877	$-	0.00%
	$41,524,234	$15,931,925	100.00%

(1)	Securities in a privately owned company.
(2)	Restricted securities due to the Fund's having a director on issuer's board or held less than 6 months.
(3)	Other securities such as warrants and options.

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Investment income:
Interest income	$99,224	$112, 147
Dividend income	52,695	18,399
Other income	1,107	11,307

	153, 026	141,853

Expenses:
General and administrative	71,990	96,984
Legal and professional fees	223,005	175,210
Management fee to affiliate	78,398	146,797

	373, 393	418,991

Net investment loss	(220,367)	(277,138)

Realized and unrealized gain (loss) on investments:
Net unrealized depreciation
of investments	(375,610)	(4,915,956)
Net realized gain on investments	10,000	1,287,083

Net loss on investments	(365,610)	(3,628,873)

Net loss	$(585,977)	$(3,906,011)

Net loss per share	$(0.13)	$(0.88)

Weighted average shares outstanding	4,463,967	4,463,967

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31,
	2009	2008

From operations:
Net investment loss	$(220,367)	$(277,138)
Net realized gain on investments	10,000	1,287,083
Net unrealized depreciation of investments	(375,610)	(4,915,956)

Net loss	(585,977)	(3,906,011)

From distributions to stockholders:
Cash dividends declared from realized gains	-	(446,397)

Total decrease in net assets	(585,977)	(4,352,408)

Net assets:
Beginning of period	18,427,016	37,759,148

End of period	$17,841,039	$33,406,740

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(585,977)	$(3,906,011)
Adjustments to reconcile net loss to
net cash used in operating activities:
Net increase in unrealized depreciation of
investments	375,610	4,915,956
Net realized gain on investments	(10,000)	(1,287,083)
Increase in due from broker	-	(519)
Increase in interest and dividend
receivables	(30,843)	(13,232)
Decrease in prepaid and other assets	28,356	41,092
Increase in accounts payable	11,014	112,736
Decrease in accounts payable-affiliate	(6,738)	(46,203)
Decrease in taxes payable on behalf of shareholders	-	(1,485,135)
Purchase of investments	(156,800)	(315,380)
Proceeds from sale of investments	10,000	1,815,558

Net cash used in operating activities	(365,378)	(168,221)

Cash flows from financing activities:
Cash dividends	-	(892,794)

Net decrease in cash and cash equivalents	(365,378)	(1,061,015)

Cash and cash equivalents at beginning of the period	2,558,630	3,679,949

Cash and cash equivalents at end of the period	$2,193,252	$2,618, 934

See accompanying notes

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements

March 31, 2009

Note 1      Organization and Business Purpose

Renaissance Capital Growth & Income Fund III, Inc., (the "Fund" or the "Registrant") is a non-diversified, closed-end fund that has elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Fund, a Texas corporation, was organized and commenced operations in 1994.

The investment objective of the Fund is to provide its stockholders long-term capital appreciation by investing primarily in privately placed convertible securities and equity securities of emerging growth companies.

RENN Capital Group, Inc. ("RENN Group" or the "Investment Adviser"), a Texas corporation, serves as the Investment Adviser to the Fund. In this capacity, RENN Group is primarily responsible for the selection, evaluation, structure, valuation, and administration of the Fund's investment portfolio, subject to the supervision of the Board of Directors. RENN Group is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act").

Note 2      Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, which reflect all adjustments which, in the opinion of management, are necessary to present fairly the results for the interim periods. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Cash and Cash Equivalents

The Fund considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2009, cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Fund places its cash and cash equivalents with major U.S. financial institutions.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

March 31, 2009

Note 2      Summary of Significant Accounting Policies, continued

Income Taxes

The Fund has elected the special income tax treatment available to "regulated investment companies"  ("RIC") under Subchapter M of the Internal Revenue Code ("IRC") which allows the Fund to be relieved of federal income tax on that part of its net investment income and realized capital gains that it pays out to its stockholders. Such requirements include, but are not limited to certain qualifying income tests, asset diversification tests and distribution of substantially all of the Fund's taxable investment income to its stockholders. It is the intent of management to comply with all IRC requirements as they pertain to a RIC and to distribute all of the Fund's taxable investment income and realized long-term capital gains within the defined period under the IRC to qualify as a RIC. Failure to qualify as a RIC would subject the Fund to federal income tax as if the Fund were an ordinary corporation, which could result in a substantial reduction in the Fund's net assets as well as the amount of cash available for distribution to stockholders. Continued qualification as a RIC requires management to satisfy certain investment diversification requirements in future years. There can be no assurance that the Fund will qualify as a RIC in subsequent years.

Federal income taxes payable on behalf of stockholders on realized gains that the Fund elects to retain are accrued and reflected as tax expense paid on behalf of stockholders on the last day of the tax year in which such gains are realized.

            Net Loss Per Share

Net loss per share is based on the weighted average number of shares outstanding of 4,463,967 during the three months ended March 31, 2009 and 2008.

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

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

March 31, 2009

Note 3      Due to/from Broker

The Fund conducts business with various brokers for its investment activities.  The clearing and depository operations for the investment activities are performed pursuant to agreements with these brokers.  "Due to broker" represents unsettled purchase transactions and "due from broker" represents unsettled sales transactions. The Fund is subject to credit risk to the extent the brokers are unable to deliver cash balances or securities, or clear security transactions on the Fund's behalf.  The Investment Adviser actively monitors the Fund's exposure to these brokers and believes the likelihood of loss under those circumstances is remote. At March 31, 2009 and 2008, there were no "due from broker" or "due to broker" balances.

Note 4     Management Fees and Incentive Fees and Reimbursement

The Investment Adviser for the Fund is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement (the "Agreement"), the Investment Adviser performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Fund. In addition, under the Agreement, the Investment Adviser is reimbursed by the Fund for certain directly allocable administrative expenses. A summary of fees and reimbursements paid by the Fund under either the Agreement or the prospectus is as follows:

The Investment Adviser receives a management fee equal to a quarterly rate of 0.4375% of the Fund's net assets, as determined at the end of such quarter, each payment to be due as of the last day of the calendar quarter. The Fund incurred $78,398, and $146,797 during the quarters ended March 31, 2009 and March 31, 2008, respectively, for such management fees.

The Investment Adviser receives an incentive fee in an amount equal to 20% of the Fund's cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any unrealized capital depreciation on the portfolio investments of the Fund at the end of the period being calculated less cumulative incentive fees previously accrued. Unrealized capital depreciation equals net unrealized capital losses on each class of security without netting net unrealized capital gains on other classes of securities. The incentive fee is calculated, accrued, and paid on an annual basis as of year-end. Because of this, no probability or estimate of the ultimate fee can be ascertained prior to year-end. No incentive fee was recorded during the three months ended March 31, 2009 and 2008.

The Investment Adviser was reimbursed by the Fund for directly allocable administrative expenses paid by the Investment Adviser on behalf of the Fund. Such reimbursements were $7,127 and $3,885 during the quarters ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and December 31, 2008, the Fund had an account payable of $80,134 and $86,872, respectively, for the amount due for the fees and expense reimbursements disclosed above.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

March 31, 2009

Note 5     Eligible Portfolio Companies and Investments

     Eligible Portfolio Companies

The Fund invests primarily in convertible securities and equity investments of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (7) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the Fund's assets, as defined under Section 55 of the 1940 Act, must be invested in securities listed in Paragraphs 55(a)(1) through (6) of the 1940 Act ("Eligible Portfolio Investments"). In the event the Fund has less than 70% of its assets invested in Eligible Portfolio Investments, then the Fund will be prohibited from making non-eligible investments until such time as the percentage of Eligible Portfolio Investments again exceeds the 70% threshold. The Fund was in compliance with these provisions at March 31, 2009.

     Investments

Investments are carried in the statements of assets and liabilities as of March 31, 2009 and December 31, 2008, at fair value, as determined in good faith by the Investment Adviser, subject to the approval of the Fund's Board of Directors. The convertible debt securities held by the Fund generally have maturities between five and seven years and are convertible (at the discretion of the Fund) into the common stock of the issuer at a set conversion price. The common stock underlying these securities is generally unregistered and thinly-to-moderately traded. Generally, the Fund negotiates registration rights at the time of purchase and the portfolio companies are required to register the shares within a designated period and the cost of registration is borne by the portfolio company. Interest on the convertible securities is generally payable monthly. The convertible debt securities generally contain embedded call options giving the issuer the right to call the underlying issue.  In these instances, the Fund has the right of redemption or conversion. The embedded call option will generally not vest until certain conditions are achieved by the issuer. Such conditions may require that minimum thresholds be met relating to underlying market prices, liquidity, and other factors.

Note 6     Valuation of Investments

Effective January 1, 2008, the Fund adopted FAS 157, Fair Value Measurements, which establishes a framework for measuring fair value and applies to existing accounting pronouncements that require or permit fair value measurements. A fair value hierarchy is established within FAS 157 that prioritizes the sources ("inputs") used to measure fair value into three broad levels: inputs based on quoted market prices in active markets (Level 1 inputs); observable inputs based on corroboration with available market data (Level 2 inputs); and unobservable inputs based on uncorroborated market data or a reporting entity's own assumptions (Level 3 inputs). The adoption of FAS 157 has not had significant impact on the Fund's financial statements and has not resulted in any significant changes in the valuation of investments. The Fund's valuation policies are as follows:

On a weekly basis, RENN Group prepares a valuation to determine fair value of the investments of the Fund. The Board of Directors of the Fund approves the valuation on a quarterly basis. Interim board involvement may occur if material issues arise before quarter end. The valuation principles are described below.

.	Unrestricted common stock of companies listed on an exchange, NASDAQ or in the over-the-counter market is valued at the closing price on the date of valuation.

.

Restricted common stock of companies listed on an exchange, NASDAQ or in the over-the-counter market is valued based on the quoted price for an otherwise identical unrestricted security of the same issuer that trades in a public market, adjusted to reflect the effect of any significant restrictions.

.

The unlisted preferred stock of companies with common stock listed on an exchange, NASDAQ or in the over-the-counter market is valued at the closing price of the common stock into which the preferred stock is convertible on the date of valuation.

.

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

March 31, 2009

Note 6     Valuation of Investments (continued)

.

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

.

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

The following table shows a summary of investments measured at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of March 31, 2009:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Investments	$ 15,713,115	$ 7,910,567	$ 7,802,548	$ -

As of March 31, 2009 and December 31, 2008, the net unrealized depreciation associated with investments held by the Fund was $25,967,919 and $25,592,309, respectively. As of March 31, 2009 and December 31, 2008, the Fund had gross unrealized appreciation of $3,028,999 and $2,463,654, respectively, and gross unrealized depreciation of $28,996,918 and $28,055,963, respectively.

Note 7    Commitments and Contingencies

As disclosed in Note 4, the Fund is obligated to pay to the Investment Adviser an incentive fee equal to 20% of the Fund's cumulative realized capital gains in excess of cumulative realized capital losses of the Fund after allowance for any capital depreciation on the portfolio investments of the Fund and for incentive fees already paid. As incentive fees on capital gains are not due to the Investment Adviser until the capital gains are realized, any obligations for incentive fees based on unrealized capital gains are not reflected in the accompanying financial statements as there is no assurance that the unrealized gains as of the end of any period will ultimately become realized. Had an incentive fee been accrued as a liability based on all unrealized capital gains, net assets of the Fund would not have been reduced as of March 31, 2009 or December 31, 2008.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

March 31, 2009

Note 8    Financial Highlights - Unaudited

Selected per-share data and ratios for each share of common stock outstanding throughout the quarters ended March 31, 2009, and March 31, 2008 are as follows:

	2009		2008

Net asset value, beginning of period	$4.13		$8.46

Net investment loss	(0.05)		(0.06)

Net realized and unrealized loss on investments	(0.08)		(0.82)

Total return from investment operations	(0.13)		(0.88)

Distributions:
From net capital gains		-	(0.10)

Net asset value, end of period	$4.00		$7.48

Per-share market value, end of period	$2.86		$5.65

Portfolio turnover rate	0.06%		0.94%

Quarterly return (a)	(2	.05)%	(8	.13)%
Ratio to average net assets (b):

Net investment loss	(1	.22)%	(0	.78)%
Expenses	2.06%		1.18%

(a)	Quarterly return (not annualized) was calculated by comparing the common stock price on the first day of the period to the common stock price on the last day of the period, in accordance with American Institute of Certified Public Accountant guidelines.
(b)	Average net assets have been computed based on quarterly valuations

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

March 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Portfolio Investments

The following material portfolio transactions occurred during the quarter ended March 31, 2009:

CaminoSoft Corporation (OTCBB:CMSF): In the quarter ended March 31, 2009, the Fund received 153,986 shares of common stock as payment in kind for interest on promissory notes held by the Fund. The shares had a cost basis of $4,411. The Fund also purchased 5,373,916 shares of common stock for $53,739.

i2 Telecom International, Inc. (OTCBB:ITUI): In the quarter ended March 31, 2009, the Fund received 459,168 shares of common stock as payment in kind for dividend on preferred stock previously held by the Fund. The shares had a cost basis of $49,752.

Integrated Security Systems, Inc. (OTCBB:IZZI): In the first quarter of 2009, the Fund received 3,111,278 shares of common stock as payment in kind for interest on promissory notes held by the Fund. The shares had a cost basis of $48,899.

Murdoch Security and Investigations, Inc. (Private): In the first quarter of 2009, the Fund received 37,500 shares of common stock as compensation for the company not going public by a specified date.

PetroHunter Energy Corporation (OTCBB:PHUN): In the first quarter of 2009, the Fund received warrants to purchase 133,333 shares of common stock at $0.255 per share. The warrants were received in connection with an extension of the interest payment due dates associated with a promissory note held by the Fund.

Results of Operations for the Three Months Ended March 31, 2009

For the three months ended March 31, 2009, the Fund experienced a net investment loss in the amount of $220,367, compared to a net investment loss in the amount of $277,138 for the same three-month period in 2008. This change was due in part to an increase in investment income from $141,853 for the three months ended March 31, 2008 to $153,026 for the comparable period of 2009, and a decrease in expenses from $418,991 for the first quarter of 2008 to $373,393 for the same quarter of 2009. The increase in investment income was primarily attributable to the receipt of a dividend from portfolio investments during the quarter ended March 31, 2009. Dividend income for the three-month period ended March 31, 2009 was $52,695 versus $18,399 for the same period in 2008. Interest income decreased from $112,147 for the three months ended March 31, 2008 to $99,224 for the same period of 2009, primarily due to the disposition of interest-bearing investments during 2008.

General and administrative expenses decreased from $96,984 in the three months ended March 31, 2008 to $71,990 for the same period in 2009, primarily due to lower expenses related to travel, printing, consulting fees, bank charges and stockholder relations expenses. Legal and professional fees increased from $175,210 for the three months ended March 31, 2008 to $223,005 for the three months ended March 31, 2009 as a result of an increase in legal and consulting services during the three months ended March 31, 2009.  The increase in legal and consulting expenses relates primarily to the proposed de-election of the Fund's BDC status, a matter which has been submitted to a vote of the stockholders.  Management fees decreased from $146,797 for the three months ended March 31, 2008, to $78,398 for the same period in 2009, due to a decline in net asset values in 2009.

The net change in unrealized depreciation on investments for the quarter ended March 31, 2009 increased $375,610 compared to an increase of $4,915,956 for the quarter ended March 31, 2008. This change in unrealized depreciation was due to the fluctuation of market values at each quarter end.

Net realized gains on investments for the quarter ended March 31, 2009 were $10,000 compared to $1,287,083 for the same period of 2008.

Renaissance Capital Growth & Income Fund III, Inc.
Notes to Unaudited Financial Statements (continued)

March 31, 2009

Liquidity and Capital Resources

Net assets decreased $585,977 during the three month period from $18,427,016 at December 31, 2008, to $17,841,039 at March 31, 2009. This change is attributable to the net realized gains being offset by the net unrealized losses on investments, and the net investment loss for the three-month period ended March 31, 2009.

At the end of the first quarter of 2009, the Fund had cash and cash equivalents of $2,193,252 compared to $2,558,630 at December 31, 2008. This decrease of $365,878 is primarily attributable to cash used for new investments and payments of operating expenses.

Accounts payable increased from $105,273 at December 31, 2008 to $116,287 at March 31, 2009 primarily due to an increase in legal and consulting services during 2009.

The majority of the Fund's investments in portfolio companies are individually negotiated, are initially not registered for public trading, and are subject to legal and contractual investment restrictions. Accordingly, many of the portfolio investments are considered non-liquid. This lack of liquidity primarily affects the Fund's ability to make new investments.

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

Contractual Obligations

The Fund has one contract for the purchase of services under which it will have future commitments: the Investment Advisory Agreement, pursuant to which RENN Group has agreed to serve as the Fund's Investment Adviser. Such agreement has contractual obligations with fees which are based on values of the portfolio investments which the Fund owns. For further information regarding the Fund's obligations under the Investment Advisory Agreement, see Note 4 of the Financial Statements.

Because the Fund does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations, or purchase obligations that would otherwise be reflected on the Fund's Statement of Assets and Liabilities, a table of contractual obligations has not been presented.

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

A lesser percentage of the Fund's net assets consist of fixed-rate convertible debentures and other debt instruments as well as convertible preferred securities. Since these instruments are generally priced at a fixed rate, changes in market interest rates do not directly impact interest income, although they could impact the Fund's yield on future investments in debt instruments. In addition, changes in market interest rates are not typically a significant factor in the Fund's determination of fair value of its debt instruments, because the Fund generally assumes that the debt instruments will be held to maturity, and the fair value of the debt instruments is determined on the basis of the terms of the particular instrument and the financial condition of the issuer.

Approximately 20% of the Fund's net assets consist of equity investments in private companies. The Fund would anticipate no impact on these investments from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on these investments.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") required by Exchange Act Rules 13a-15and 15d-15, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decision regarding required disclosure.

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

We May be Unable to Participate in Certain Investment Opportunities. As a Business Development Company, we are required to invest at least 70% of our assets directly in "Eligible Portfolio Companies". As a result, we will be unable to make new investments in companies that are not considered Eligible Portfolio Companies if at any time we have less than 70% of our portfolio invested in companies that are Eligible Portfolio Companies.

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

We  will  be  particularly   sensitive  to  the  risks  associated  with  equity investments in small-cap and micro-cap companies.Our equity  investments  are focused on common stocks of small-cap and micro-cap companies. We will therefore be  particularly  sensitive to the risks  associated with smaller  companies.  The general risks associated with equity securities are particularly  pronounced for securities issued by companies with small market capitalizations.  Micro-cap and other small capitalization companies may offer greater opportunities for capital appreciation than larger companies,  but may also involve certain special risks. They are more  likely than  larger  companies  to have  limited  product  lines, markets  or  financial  resources,  or  to  depend  on  a  small management group.  Securities of smaller companies may trade less frequently and in lesser volume than more widely held securities and their values may fluctuate more sharply than other securities.  They may also trade in the over-the-counter market or may otherwise have limited liquidity. These securities  may  therefore  be more  vulnerable  to  adverse  developments  than securities  of larger  companies. In addition,  we may have  difficulty  establishing  or closing out our securities  positions in smaller  companies at prevailing market prices.  Also, there may be less  publicly-available  information  about smaller companies  or less  market  interest in their  securities  as compared to larger companies,  and it may take longer for the prices of the  securities  to reflect the full value of the issuers' earnings potential or assets.

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

Results May Fluctuate. Our operating results may fluctuate materially due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our portfolio companies' markets, the ability to find and close suitable investments, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Failure to Qualify for Favorable Tax Treatment. We may not qualify for pass-through tax treatment as a regulated investment company ("RIC") if we are unable to comply with the requirements of Subchapter M of the Internal Revenue Code. Failure to qualify as a regulated investment company would subject the Fund to federal income tax as if it were an ordinary corporation, which would result in a substantial reduction in both the Fund's net assets and the amount of income available for distribution to stockholders. The loss of this pass-through tax treatment could have a material adverse effect on the total return, if any, obtainable from an investment in our common stock.

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

Our Common Stock Often Trades at a Discount. The Fund's stock frequently trades at a discount from net asset value. Stockholders desiring liquidity usually sell their shares at current market value, and therefore may not realize the full net asset value of their shares. This is a risk separate and distinct from the risk that a fund's performance may cause its net asset value to decrease.

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

RENAISSANCE CAPITAL GROWTH & INCOME FUND III, INC.

___________________________________                         May 12, 2009

Russell Cleveland, President and
Chief Executive Officer
(Principal Executive Officer)

___________________________________                         May 12, 2009

Barbe Butschek, Chief Financial Officer
(Principal Financial Officer)